Form 10-Q/A
period 1994-09-30
MORGAN J P & CO INC
filed 1995-01-17
CIK 68100

                                 FORM 10-Q/A

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


(Mark one)

         (x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

                                     OR

        ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                       Commission file number: 1-5885

                       J.P. MORGAN & CO. INCORPORATED
           (Exact name of registrant as specified in its charter)

            Delaware                   13-2625764
  (State or other jurisdiction      (I.R.S. Employer
               of
        incorporation or          Identification No.)
         organization)

                        60 Wall Street, New York, NY
                  (Address of principal executive offices)

                                 10260-0060
                                 (Zip Code)

                               (212) 483-2323
            (Registrant's telephone number, including area code)


            This Form 10-Q/A amends the following Items:

             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign-Country-Related Outstandings

PART I -- FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        Discussion of the financial condition and results of operations; Statements of consolidated average balances and net interest earnings of J.P. Morgan & Co. Incorporated ("J.P. Morgan") for the three months and nine months ended September 30, 1994; Table of asset and liability management derivatives; and Table of interest rate sensitivity are set forth on pages 3 through 16 herein.


SIGNATURES                                                             17

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   J.P. Morgan & Co. Incorporated reported 1994 third-quarter net income of $327 million, 30% lower than net income of $468 million earned in the third quarter of 1993. Earnings per share were $1.63, versus $2.30 in the same period of 1993. For the nine months ended September 30, 1994, J.P. Morgan earned $1.022 billion, compared with income (before the cumulative effect of an accounting change) of $1.331 billion in the same period last year. Earnings per share for the first nine months were $5.05, versus $6.57 (before the cumulative effect of an accounting change) in the 1993 period.


SUMMARY OF EARNINGS

($ in millions,                 Third quarter            Nine months
except per share data)         1994      1993         1994      1993
_____________________________________________________________________________
_____
Net interest revenue        $  526     $  439    $ 1,463     $ 1,295
Noninterest revenue             906     1,174        2,826     3,341
Operating expenses            (941)     (882)      (2,729)   (2,557)
Income taxes                  (164)     (263)        (538)     (748)
_____________________________________________________________________________
_____
Income before cumulative effect
 of accounting change           327       468        1,022     1,331
Cumulative effect of accounting
 change                          --        --           --     (137)
Net income                      327       468        1,022     1,194
_____________________________________________________________________________
_____

PER COMMON SHARE
                                Third quarter            Nine months
                               1994      1993         1994      1993
_____________________________________________________________________________
_____
Income before cumulative effect
 of accounting change         $1.63     $2.30        $5.05     $6.57
Cumulative effect of accounting
 change                          --        --           --    (0.68)
_____________________________________________________________________________
_____
Net income                     1.63      2.30         5.05      5.89
_____________________________________________________________________________
_____

Dividends declared            $0.68     $0.60        $2.04     $1.80
_____________________________________________________________________________
_____

SUMMARY OF RESULTS IN THE 1994 THIRD QUARTER:

- -Total revenue was $1.432 billion, compared with $1.613 billion in last year's third quarter.

- - Total net interest revenue was $526 million, versus $439 million in the 1993 third quarter.

- -Total noninterest revenue was $906 million, compared with $1.174 billion in the third quarter a year ago.
   - Trading revenue was $282 million, versus last year's third-quarter results of $464 million.
   - Corporate finance revenue was $108 million, compared with $140 million a year ago.
   - Credit-related fees were $49 million, compared with $55 million in the 1993 third quarter.
   - Investment management fees were $133 million, compared with $116 million last year.
   - Operational service fees were $135 million, compared with $122 million a year ago.
   - Net investment securities losses were $27 million in the quarter.
   - Other revenue in the quarter was $226 million.

- - Operating expenses were $941 million in the quarter, versus $882 million in the third quarter of 1993.

NET INTEREST REVENUE
   Net interest revenue was $526 million in the 1994 third quarter, an increase of 20% from the $439 million earned in the third quarter of 1993, principally due to higher trading-related net interest revenue. Net interest revenue for the nine-month period of 1994 was $1.463 billion, compared with $1.295 billion in the first nine months of 1993. Excluding past-due interest on Brazilian and Argentine assets and interest on income tax refunds, totaling $116 million, net interest revenue for the first nine months of 1994 was $1.347 billion. This figure compares with $1.216 billion earned in the first nine months of 1993, after excluding $79 million related to Brazilian assets.

AVERAGE INTEREST-EARNING ASSETS AND YIELDS
                            Sept. 30   June 30     Dec. 31  Sept. 30
(for quarters ending)           1994      1994        1993      1993
_____________________________________________________________________________
_____
Average interest-earning assets
 ($ in billions)              $129.1    $134.2      $129.7   $135.6
Net yield                       1.71%     1.70 %      1.55%     1.39%


NONINTEREST REVENUE
                                Third quarter            Nine months
($ in millions)                1994      1993         1994      1993
_____________________________________________________________________________
_____
Trading revenue               $ 282    $  464       $  866    $1,453
Corporate finance revenue       108       140          312       374
Credit-related fees              49        55          160       167
Investment management fees      133       116          387       341
Operational service fees        135       122          419       359
Net investment securities
   gains(losses)               (27)        98           99       291
Other revenue                226          179          583       356
_____________________________________________________________________________
_____

Total noninterest revenue       906     1,174        2,826     3,341
_____________________________________________________________________________
_____

   Total noninterest revenue for the third quarter was $906 million, a 23% decline from the $1.174 billion reported in the third quarter of 1993. For the first nine months of 1994 noninterest revenue was $2.826 billion, versus $3.341 billion reported for the same period last year.

   Trading revenue in the 1994 third quarter was $282 million, compared with $464 million in the 1993 third quarter. Trading revenue does not include net interest revenue derived from the firm's trading activities, which totaled $73 million in the third quarter of this year, versus $10 million in the third quarter of 1993. Swaps and other interest rate contracts and debt instruments, particularly in emerging markets, were the major contributors to trading revenue in the 1994 third quarter. In the first nine months of 1994, trading revenue was $866 million, compared with $1.453 billion in the 1993 period. Trading-related net interest revenue for the first nine months of 1994 was $192 million, compared with $89 million in the same period in 1993. The following represents an analysis of trading results, including the related amount of net interest revenue, for the three months and nine months ended September 30, 1994, in the principal markets in which J.P. Morgan participates.

                  Swaps and             Foreign
                      other             exchang
                                              e
                   interest     Debt       spot     Equities
                                            and
                       rate   instru-     option   commoditie
                                                          s,
In millions       contracts    ments    contrac    and other  Tota
                                             ts                  l
________________________________________________________________________________
THIRD QUARTER
1994

Trading revenue        $127       $80       $16          $59   $282
Net interest
 revenue               (54)       127        10         (10)     73
(expense)
________________________________________________________________________________
Combined total           73      207         26           49    355
________________________________________________________________________________
NINE MONTHS 1994

Trading revenue        $519     $113        $53         $181      $
                                                                866
Net interest
 revenue               (39)      271          -         (40)    192
(expense)
________________________________________________________________________________
Combined total          480      384         53          141   1,05
                                                                  8
________________________________________________________________________________

   Corporate finance revenue in the third quarter was $108 million, compared with the previous year's third-quarter result of $140 million, because of an overall market decline in the volume of underwriting business. Underwriting revenue in the third quarter of 1994 was $22 million, compared with $56 million in the 1993 third quarter. Corporate finance revenue for the first nine months of 1994 was $312 million, compared with $374 million for the nine months of 1993. For the first nine months, underwriting revenue was $92 million, versus $180 million in the 1993 period. Lower underwriting revenue for the nine-month period was partially offset by higher advisory services fees, which increased $26 million from the same period of 1993.
   Credit-related fees were $49 million in the third quarter of 1994, compared with $55 million in the third quarter of 1993. In the first nine months of this year credit-related fees were $160 million, compared with $167 million in the comparable 1993 period.
   Investment management fees increased 15% in the third quarter to $133 million, from $116 million in the 1993 third quarter. The nine-month total was 13% higher at $387 million, primarily because of increased assets under management from net new business.
   Operational service fees grew 11% to $135 million, compared with $122 million in last year's third quarter. The total grew 17% to $419 million for the first three quarters of 1994, reflecting increases in custody, clearing, and brokerage fees.
   Net investment securities losses were $27 million in the third quarter, principally because of sales of foreign government securities. This figure compares with gains of $98 million in the year earlier period. For the 1994 nine-month period net investment securities gains were $99 million, compared with $291 million in the 1993 period.

   Other revenue was $226 million, compared with $179 million in the 1993 third quarter. Contributing to other revenue were $148 million of net equity investment securities gains and $54 million related to the previously announced sale of the firm's domestic corporate trust business. For the first nine months of 1994 other revenue increased by $227 million to $583 million, versus the comparable 1993 period. Net equity investment securities gains in the first nine months were $509 million, compared with $214 million for the first nine months of 1993.

OPERATING EXPENSES
   Operating expenses rose 7% to $941 million in the third quarter, and also by 7% for the first nine months of 1994, to $2.729 billion. Increased staff levels from the year earlier period were a major driver of higher expenses. Higher technology and communications costs in the third quarter also reflected continued investments, particularly in the firm's swaps, emerging markets, and equities activities. Employee compensation and benefits expenses declined overall, as lower incentive compensation accruals more than offset higher expenses related to increased staff levels. For the first nine months of 1994 employee compensation and benefits costs, technology and communications expenditures, and other operating expenses were higher.

INCOME TAXES
   Income taxes for the third quarter of 1994 decreased to $164 million from $263 million in the 1993 third quarter. The decline primarily reflects lower pre-tax income. The 1994 third-quarter effective tax rate was 33%, compared with 36% in the same quarter last year. For the first nine months of 1994 the effective tax rate was 35%, versus 36% for the comparable 1993 period.

ASSETS
   Total assets were $155 billion at September 30, 1994, compared with $158 billion at June 30, 1994. Nonperforming assets were $214 million, declining from $248 million at June 30, 1994, as new classifications were more than offset by proceeds from loan repayments and charge-offs. No provision for credit losses was deemed necessary in the 1994 third quarter. The allowance for credit losses was $1.133 billion at September 30, 1994.

ASSET QUALITY
J.P. Morgan & Co. Incorporated
_____________________________________________________________________________
_____


NONPERFORMING ASSETS
                                Sept. 30June 30      Dec. 31    Sept. 30
Dollars in millions             1994       1994       1993      1993
_____________________________________________________________________________
_____
Nonaccrual loans:
   Commercial and industrial    $148       $157       $182      $183
   Other                          62         82         92       109
_____________________________________________________________________________
_____
                                 210        239        274       292
Restructuring countries            2          7          8         4
_____________________________________________________________________________
_____

Total nonaccrual loans           212        246        282       296

Other nonperforming assets         2          2         13        10
_____________________________________________________________________________
_____
Total nonperforming assets       214        248        295       306
_____________________________________________________________________________
_____


ALLOWANCE FOR CREDIT LOSSES
                                Sept. 30June 30      Dec. 31    Sept. 30
Dollars in millions             1994       1994       1993      1993
_____________________________________________________________________________
_____
Allowance for credit losses$1,133 (a)    $1,141     $1,157    $1,163
_____________________________________________________________________________
_____

                                    Third quarter        Nine months
                                19941993          19941993
_____________________________________________________________________________
_____
Charge-offs :
   Commercial and industrial    ($9)      ($33)      ($30)     ($66)
   Restructuring countries         -          -       (17)      (34)
   Other                         (5)        (2)       (12)      (32)
Recoveries                         6         10         34        37
_____________________________________________________________________________
_____

(a) At September 30, 1994, the allocation of the allowance for credit losses was as follows: Specific allocation - borrowers in the U.S. $131 million, Specific allocation - borrowers outside the U.S. $76 million, Allocation to general risk $926 million.

   On January 1, 1994, the company adopted Financial Accounting Standards Board Interpretation No. 39 (FIN No. 39), Offsetting of Amounts Related to Certain Contracts, which increased both trading-related assets and trading-related liabilities by approximately $13 billion at September 30, 1994. While implementation reduced J.P. Morgan's asset-based ratios, including the leverage ratio, net income and the risk-based capital ratios were not affected.

FOREIGN-COUNTRY-RELATED OUTSTANDINGS
   Foreign-country-related outstandings represent outstandings to foreign borrowers that are denominated in U.S. dollars or currencies other than the borrower's local currency or, in the case of a guarantee, other than the guarantor's local currency. Countries in which J.P. Morgan's outstandings exceeded 0.75% of total assets at September 30, 1994, are listed in the following table. Outstandings include loans, interest-earning deposits with banks, debt investment securities, customers' acceptance liability, securities purchased under agreements to resell, trading account securities, accrued interest, and other monetary assets. Outstandings generally are distributed according to the location of the borrower. In the case of guaranteed outstandings or when tangible, liquid collateral is held and realizable outside the obligor's country, distribution is generally made according to the location of the guarantor or the location where the collateral is held and realizable.

In millions                        Cross-border outstandings
                                                         (b)
   _____________________________________________________________________
United Kingdom                                       $ 4,489
France                                                 1,909
Switzerland                                            1,204
Belgium                                                1,175 (a
                                                             )
   _____________________________________________________________________
   (a) Includes credit-related exposures of Morgan Guaranty's Brussels office to borrowers domiciled in various countries, which are secured by marketable securities of issuers in various countries.

   (b) Mexican cross-border outstandings at September 30, 1994 and June 30, 1994, were $473 million and $918 million, respectively, less than 0.75% of total assets, compared with $1,276 million at March 31, 1994. Not included in Mexican cross-border outstandings are United Mexican States (UMS) bonds, substantially all of which have been sold forward, that are collateralized by U.S. Treasury securities, which are listed in the following table. The zero-coupon U.S. Treasury collateral has a face value equal to the face value of the underlying UMS bonds. The collateral, which will only become available when the UMS bonds mature, is pledged to the holders of the bonds and is held by the Federal Reserve Bank of New York.

                                                         U.S.
                                                       Treasury
     ($ in millions)                     UMS          collatera
                                   bonds                  l

___________________________           ________________

                                 Book    Face  Market      Fair
                                value   value   value     value
_____________________________________________________________________________
_____________
      September 30,
 1994
      Due in 2008              $1,117  $1,152  $1,138      $383
      Due in 2019                 991   1,229   1,038       153

_____________________________________________________________________________
_____________
      June 30, 1994
      Due in 2008              $1,093  $1,128  $1,098      $395
      Due in 2019               1,029   1,314   1,028       183

_____________________________________________________________________________
_____________
      March 31, 1994
      Due in 2008              $1,030   $1,06  $1,028      $370
                                            3
      Due in 2019                 191     233     192        33
_____________________________________________________________________________
_____________

CAPITAL
                            Sept. 30   June 30     Dec. 31  Sept. 30
                                1994      1994        1993      1993
_____________________________________________________________________________
______
Stockholders' equity ($ in billions)$9.7      $9.7        $9.9      $8.4
As a percent of total period-end
  assets                         6.3%      6.1 %       7.4%      6.5%

Risk-based capital:
Tier 1 risk-based capital      $ 8.1     $ 8.2       $ 7.8     $ 7.7
Total risk-based capital        12.0      11.9        10.9      11.1
Risk adjusted assets            84.5      87.9        83.3      83.0

Tier 1                           9.6%      9.3 %       9.3%      9.3%
Total                           14.3      13.5        13.0      13.3

Leverage ratio                   6.3       6.2         7.3       7.0


   J.P. Morgan's risk-based capital and leverage ratios remain above the minimum standards set by the Federal Reserve Board. As of December 31, 1993, the firm adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that both debt and marketable equity investment securities be carried at fair value. The risk-based capital and leverage ratios stated above do not reflect the increase in stockholders' equity caused by the implementation of this standard. The Federal Reserve Board has requested public comment on a proposal to include this adjustment in regulatory capital, but this proposal has not been finalized.
   At September 30, 1994, stockholders' equity included approximately $614 million, reflecting the unrealized appreciation on debt investment securities of $249 million, and $738 million on marketable equity investment securities, net the related deferred tax liability. The unrealized appreciation on debt investment securities decreased $120 million from $369 million at June 30, 1994, mainly because of the rising interest rate environment.
   In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments,
J.P. Morgan estimates that the amount by which the aggregate net fair value of all balance-sheet and off-balance-sheet financial instruments exceeded associated net carrying values was $2.8 billion at September 30, 1994 and June 30, 1994, compared with $2.6 billion at December 31, 1993. The aggregate net fair value was primarily attributable to net loans and asset and liability management swaps.

 CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
 J.P. Morgan & Co. Incorporated
_____________________________________________________________________________
_______________
 Dollars in millions,          Three months ended
 interest and average rates    ______________________________________________
                               _________
 on a taxable-equivalent       September 30, 1994      September 30, 1993
 basis
                               ______________________________________________
                               _________
                                Avera         Averag    Avera         Avera
                                   ge              e       ge            ge
                                balan Intere    rate    balan Intere   rate
                                   ce     st               ce     st
                               ______________________________________________
                               _________
 ASSETS
 Interest-earning deposits
 with banks,                    $2,33 $   50    8.50 %  $2,75 $   56   8.07  %
   mainly in offices outside        5                       4
 the U.S.
 Debt investment securities
 in
   offices in the U.S. (a):
     U.S. Treasury              1,057     17    6.38    1,653     18   4.32
     U.S. state and political
       subdivision              2,201     66   11.90    2,112     67  12.59
     Other                      11,50    169    5.83    10,15    137   5.35
                                    8                       7
 Debt investment securities
 in offices                     5,493     98    7.08    9,046    161   7.06
   outside the U.S. (a)
 Trading account assets:
     In offices in the U.S.     15,07    249    6.55    15,01    202   5.34
                                    1                       1
     In offices outside the     21,40    461    8.54    17,20    334   7.70
 U.S.                               7                       3
 Securities purchased under
 agreements
   to resell and federal        29,32    404    5.47    34,58    405   4.65
 funds sold,                        6                       9
   mainly in offices in the
 U.S.
 Securities borrowed in
 offices in                     15,76    160    4.03    16,61    125   2.99
   the U.S.                         3                       5
 Loans:
     In offices in the U.S.     7,689    117    6.04    8,000    118   5.85
     In offices outside the     15,75    248    6.24    17,38    264   6.02
 U.S.                               9                       9
 Other interest-earning
 assets (b):
     In offices in the U.S.     1,082     78       *      870     40      *
     In offices outside the       456     55       *      159     58      *
 U.S.
_____________________________________________________________________________
_______________
 Total interest-earning         129,1  2,172    6.67    135,5  1,985    5.81
 assets                            47                      58
 Allowance for credit losses    (1,14                   (1,18
                                   0)                      4)
 Cash and due from banks        1,740                   2,573
 Other noninterest-earning      40,52                   19,50
 assets (c)                         0                       8
_____________________________________________________________________________
_______________
 Total assets                   170,2                   156,4
                                   67                      55
_____________________________________________________________________________
_______________

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended September 30, 1994 and 1993.

(a) For the three months ended September 30, 1994, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

(c) For the three months ended September 30, 1994, Other noninterest-earning assets include the impact of adopting FIN No. 39 and SFAS No. 115.

*  Not meaningful

 CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
 J.P. Morgan & Co. Incorporated
 ____________________________________________________________________________
 ________________
 Dollars in millions,          Three months ended
 interest and average rates    ______________________________________________
                               _________
 on a taxable-equivalent       September 30, 1994      September 30, 1993
 basis
                               ______________________________________________
                               _________
                                Avera         Averag    Avera         Averag
                                   ge              e       ge              e
                                balan Intere    rate    balan Intere    rate
                                   ce     st               ce     st
                               ______________________________________________
                               _________
 LIABILITIES AND
 STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
     In offices in the U.S.         $ $   25    4.72 %      $ $   30    5.01 %
                                2,103                   2,375
     In offices outside the     39,77    492    4.91    31,24    427    5.42
 U.S.                               0                       6
 Trading account liabilities:
     In offices in the U.S.     8,102    131    6.41    9,904    130    5.21
     In offices outside the     10,34    202    7.75    8,072    143    7.03
 U.S.                               6
 Securities sold under
 agreements to
   repurchase and federal
 funds                          42,30    501    4.70    55,94    590    4.18
   purchased, mainly in             9                       5
 offices in
   the U.S.
 Commercial paper, mainly in
 offices                        4,615     54    4.64    3,210     26    3.21
   in the U.S.
 Other interest-bearing
 liabilities:
     In offices in the U.S.     8,044    100    4.93    8,077     70    3.44
     In offices outside the     2,201     36    6.49    2,715     45    6.58
 U.S.
 Long-term debt,
   mainly in offices in the     5,976     75    4.98    5,401     50    3.67
 U.S.
_____________________________________________________________________________
_______________
 Total interest-bearing         123,4  1,616    5.19    126,9  1,511    4.72
 liabilities                       66                      45
 Noninterest-bearing
 deposits:
     In offices in the U.S.     3,550                   5,010
     In offices outside the     1,163                   1,091
 U.S.
 Other noninterest-bearing      32,37                   15,21
 liabilities                        2                       9
_____________________________________________________________________________
_______________
 Total liabilities              160,5                   148,2
                                   51                      65
 Stockholders' equity           9,716                   8,190
_____________________________________________________________________________
_______________
 Total liabilities and
 stockholders'                  170,2                   156,4
   equity                          67                      55

 Net yield on interest-                         1.71                    1.39
 earning assets
_____________________________________________________________________________
_______________
 Net interest earnings                   556                     474
_____________________________________________________________________________
_______________


 CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
 J.P. Morgan & Co. Incorporated
_____________________________________________________________________________
_______________
 Dollars in millions,          Nine months ended
 interest and average rates    ______________________________________________
                               _________
 on a taxable-equivalent       September 30, 1994      September 30, 1993
 basis
                               ______________________________________________
                               _________
                                Avera         Averag    Avera         Averag
                                   ge              e       ge              e
                                balan Intere    rate    balan Intere    rate
                                   ce     st               ce     st
                               ______________________________________________
                               _________
 ASSETS
 Interest-earning deposits
 with banks,                        $ $  145    8.39 %      $ $  178    8.87 %
   mainly in offices outside    2,310                   2,683
 the U.S.
 Debt investment securities
 in
   offices in the U.S. (a):
     U.S. Treasury              1,264     55    5.82    3,011    103    4.57
     U.S. state and political
       subdivision              2,219    201   12.11    2,184    207   12.67
     Other                      10,21    387    5.07    8,825    345    5.23
                                    4
 Debt investment securities
 in offices                     6,260    318    6.79    9,583    551    7.69
   outside the U.S. (a)
 Trading account assets:
     In offices in the U.S.     14,46    682    6.30    13,55    568    5.60
                                    3                       9
     In offices outside the     23,22  1,303    7.50    15,59    897    7.69
 U.S.                               0                       8
 Securities purchased under
 agreements
   to resell and federal        32,51  1,151    4.73    29,09  1,038    4.77
 funds sold,                        5                       7
   mainly in offices in the
 U.S.
 Securities borrowed in
 offices in                     15,24    411    3.60    13,99    314    3.00
   the U.S.                         8                       1
 Loans:
     In offices in the U.S.     7,926    322    5.43    8,435    342    5.42
     In offices outside the     16,22    726    5.98    18,27    928    6.79
 U.S.                               2                       8
 Other interest-earning
 assets (b):
     In offices in the U.S.       868    164       *      567    156       *
     In offices outside the       658    234       *      163     93       *
 U.S.
_____________________________________________________________________________
_______________
 Total interest-earning         133,3  6,099    6.11    125,9  5,720    6.07
 assets                            87                      74
 Allowance for credit losses    (1,14                   (1,21
                                   6)                      3)
 Cash and due from banks        1,822                   2,385
 Other noninterest-earning      39,13                   18,17
 assets (c)                         9                       7
_____________________________________________________________________________
_______________
 Total assets                   173,2                   145,3
                                   02                      23
_____________________________________________________________________________
_______________

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the nine months ended September 30, 1994 and 1993.

(a) For the nine months ended September 30, 1994, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

(c) For the nine months ended September 30, 1994, Other noninterest-earning assets include the impact of adopting FIN No. 39 and SFAS No. 115.

*  Not meaningful


 CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
 J.P. Morgan & Co. Incorporated
 ____________________________________________________________________________
 ________________
 Dollars in millions,          Nine months ended
 interest and average rates    ______________________________________________
                               _________
 on a taxable-equivalent       September 30, 1994      September 30, 1993
 basis
                               ______________________________________________
                               _________
                                Avera         Averag   Avera         Averag
                                   ge              e      ge              e
                                balan Intere    rate   balan  Intere   rate
                                   ce     st              ce      st
                               ______________________________________________
                               _________
 LIABILITIES AND
 STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
     In offices in the U.S.         $ $   78    4.61 %     $  $   96   5.08  %
                                2,261                  2,525
     In offices outside the     36,52  1,308    4.79   31,51   1,384   5.87
 U.S.                               6                      6
 Trading account liabilities:
     In offices in the U.S.     7,801    357    6.12   8,153     333   5.46
     In offices outside the     10,33    537    6.95   6,587     355   7.21
 U.S.                               6
 Securities sold under
 agreements to
   repurchase and federal
 funds                          49,54  1,604    4.33   49,09   1,548   4.22
   purchased, mainly in             7                      5
 offices in
   the U.S.
 Commercial paper, mainly in
 offices                        4,205    127    4.04   3,685      88   3.19
   in the U.S.
 Other interest-bearing
 liabilities:
     In offices in the U.S.     7,769    241    4.15   8,345     219   3.51
     In offices outside the     2,426    100    5.51   2,947     121   5.49
 U.S.
 Long-term debt,
   mainly in offices in the     5,667    195    4.60   5,487     173   4.22
 U.S.
_____________________________________________________________________________
_______________
 Total interest-bearing         126,5  4,547    4.80   118,3   4,317   4.88
 liabilities                       38                     40
 Noninterest-bearing
 deposits:
     In offices in the U.S.     3,965                  4,607
     In offices outside the     1,484                  1,309
 U.S.
 Other noninterest-bearing      31,42                  13,25
 liabilities                        0                      0

_____________________________________________________________________________
_______________
 Total liabilities              163,4                   137,5
                                   07                      06
 Stockholders' equity           9,795                   7,817
_____________________________________________________________________________
_______________
 Total liabilities and
 stockholders'                  173,2                   145,3
   equity                          02                      23

 Net yield on interest-                         1.56                    1.49
 earning assets
_____________________________________________________________________________
_______________
 Net interest earnings                 1,552                   1,403
_____________________________________________________________________________
_______________


ASSET AND LIABILITY MANAGEMENT DERIVATIVES

The objective of asset and liability management activities is to maximize total return over the longer term. J.P. Morgan utilizes a variety of financial instruments, including derivatives, in its asset and liability management activities. J.P. Morgan believes the results of its asset and liability management activities should be considered on an integrated basis, not instrument by instrument, however, in response to requests from regulators, additional information on asset and liability management derivatives, primarily interest rate swaps, is provided below. For more information about asset and liability management activities, see Note 8, Off-balance-sheet financial instruments.
     The table below summarizes maturities and weighted average interest rates to be received and paid on U.S. dollar and non-U.S. dollar asset and liability management interest rate swaps at September 30, 1994. Included in the table are swaps entered into to meet longer-term asset and liability management objectives, including the maximization of net interest revenue. Also included in the table are swaps designated as hedges or used to modify the interest rate characteristics of assets and liabilities. In addition, a portion of the swaps included in the table may be hedged by other derivatives. Variable rates presented are generally based on the London Interbank Offered Rate (LIBOR) and reset at predetermined dates. The variable rates presented are those in effect at September 30, 1994. The table was prepared under the assumption that these variable interest rates remain constant. The variable interest rates to be received or paid will change to the extent that rates fluctuate. Such changes may be substantial.
     Other derivatives used for asset and liability management purposes, including currency swaps, foreign exchange contracts, purchased options, interest rate futures, and debt securities contracts, totaled $33.3 billion at September 30, 1994. The contractual maturities of these derivative contracts are primarily less than one year.

 By expected maturities
_____________________________________________________________________________
________
                              Aft     Aft    Aft    Aft
                               er      er     er     er
                              one     two    thr    fou
 Dollars in billions   Wit    yea     yea     ee      r    Aft
                       hin      r      rs    yea    yea     er
                       one    but     but     rs     rs    fiv    Tota
                       yea    wit     wit    but    but      e       l
                         r    hin     hin    wit    wit    yea
                              two     thr    hin    hin     rs
                                       ee    fou    fiv
                                               r      e
_____________________________________________________________________________
_______
 INTEREST RATE SWAPS
 -
   U.S. DOLLAR
 Receive fixed
   swaps
 Notional amount       $18    $10    $5.     $2.    $2.    $2.    $41.
                        .6     .4      5       2      6      3       6
 Weighted average:
    Receive rate       5.9  % 6.4  % 6.1  %  8.1 %  7.6 %  7.2 %  6.37 %
                         4      2      0       7      5      2
    Pay rate           4.8    4.9    4.9     4.9    4.9    4.9    4.92
                         9      5      3       2      6      4

 Pay fixed swaps
 Notional amount       $16    $11    $5.     $7.    $2.    $4.    $46.
                        .4     .1      3       5      1      3       7
 Weighted average:
    Receive rate       4.9  % 4.9  % 4.9  %  5.0 %  4.9 %  4.9 %  4.94 %
                         0      5      5       0      6      2
    Pay rate           4.5    5.0    5.6     5.9    6.6    6.4    5.30
                         8      7      1       7      3      9

 INTEREST RATE SWAPS
 -
   NON-U.S. DOLLAR
 Receive fixed
   swaps
 Notional amount       $23    $21    $13     $8.    $4.    $5.    $76.
                        .0     .4     .7       8      7      3       9
 Weighted average:
    Receive rate       6.5  % 5.6  % 6.8  %  6.3 %  5.5 %  7.3 %  6.33 %
                         4      5      5       9      7      7
    Pay rate           4.8    4.2    5.2     4.7    3.8    5.6    4.74
                         5      9      2       2      6      5

 Pay fixed swaps
 Notional amount       $21    $15    $13     $8.    $4.    $5.    $69.
                        .2     .8     .3       6      5      7       1
 Weighted average:
    Receive rate       4.8  % 4.2  % 5.2  %  4.7 %  3.8 %  5.6 %  4.78 %
                         5      9      2       2      6      5
    Pay rate           6.4    6.3    6.4     5.6    5.5    7.5    6.35
                         8      3      1       6      3      1


_____________________________________________________________________________
________

There is $2.0 billion and $3.9 billion of notional amounts related to currency swaps and basis swaps, respectively, not included in the table above.


INTEREST-RATE SENSITIVITY

J. P. Morgan's interest-rate sensitive positions at September 30, 1994, are presented in the following table. The positions in the table include assets, liabilities, and off-balance-sheet instruments in various currencies and are reflective of J.P. Morgan's market outlook at September 30, 1994.
Significant variations in interest-rate sensitivity may exist at other times during the period.
     Management considers a portion of net noninterest-bearing deposits to be stable and hence a constant source of funding. These noninterest-bearing deposits as well as stockholders' equity reduce the amount of purchased funds J.P. Morgan needs to fund its interest-earning as well as noninterest-earning assets.

 By repricing or maturity
 dates
_____________________________________________________________________________
_______________
                            Afte    After    Afte
                               r      six       r
                            thre    month     one              Non-
 In millions:       With       e    s but    year    Afte    intere
 September 30,        in    mont    withi     but       r       st-
 1994               thre      hs    n one    with    five    bearin    Tota
                       e     but     year      in    year         g       l
                    mont    with             five       s     funds
                      hs      in
                             six
_____________________________________________________________________________
_______________
 ASSETS
 Interest-earning
   deposits with       $       $      $ 7       -        -         -       $
 banks              2,34     130                                        2,47
                       0                                                   7
 Debt investment
   securities (a)    298     646      957       $        $     $ 249    18,6
                                             5,72    10,80                81
                                                9        2
 Trading account    58,3       -        -       -        -         -    58,3
 assets               47                                                  47
 Resale agreements
 and                25,8       -        -       -        -         -    25,8
   federal funds      19                                                  19
 sold
 Securities         11,5       -        -       -        -         -    11,5
 borrowed             17                                                  17
 Loans, net         18,3    1,78      866    1,08      510    (1,133    21,4
                      37       5                4                  )      49
 Other assets        993     395       28      22        -    14,940    16,3
                                                                          78
_____________________________________________________________________________
_________________________________
 Total assets       117,    2,95    1,858    6,83    11,31    14,056    154,
                     651       6                5        2               668
_____________________________________________________________________________
_________________________________
LIABILITIES AND
EQUITY
Interest-bearing
  deposits          38,4    1,59      970     677       -         -    41,6
                      07       4                                         48
Other money
market              46,6     453      223     303      59         -    47,6
  liabilities         45                                                 83
Trading account
  liabilities       37,7       -        -       -       -         -    37,7
                      09                                                 09
Long-term debt      1,76     262      268    1,60   2,390         -    6,28
                       6                        1                         7
Noninterest-
bearing                -       -        -       -       -     3,909    3,90
  deposits                                                                9
Other liabilities      -       -        -       -       -     7,699    7,69
                                                                          9
Stockholders'          -       -        -       -       -     9,733    9,73
equity                                                                    3
_____________________________________________________________________________
_________________________________
Total liabilities
  and equity        124,    2,30    1,461    2,58    2,44    21,341    154,
                     527       9                1       9               668
_____________________________________________________________________________
_________________________________
Asset/liability
  interval gap      (6,8     647      397    4,25    8,86    (7,285       -
                     76)                        4       3         )
Derivatives
affecting
  interest-rate
  sensitivity:
  Interest rate     11,2    (7,6    (1,74     990    (2,9         -       -
swaps                 69     07)       3)             09)
  Other             2,98     417    (338)    (926    (2,1         -       -
                       9                        )     42)
_____________________________________________________________________________
_________________________________
Total derivatives   14,2    (7,1    (2,08      64    (5,0         -       -
                      58     90)       1)             51)
_____________________________________________________________________________
_________________________________
Interest-rate
  -sensitivity      7,38    (6,5    (1,68    4,31    3,81    (7,285       -
gap                    2     43)       4)       8       2         )
_____________________________________________________________________________
_________________________________
Cumulative
interest-           7,38     839    (845)    3,47    7,28         -       -
  rate-                2                        3       5
sensitivity gap
_____________________________________________________________________________
_______________
(a) Mortgage-backed investment securities are included based on their weighted-average
    lives, reflecting anticipated future prepayments based on a consensus of dealers
    in the market.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(REGISTRANT)                  J.P. MORGAN & CO. INCORPORATED




BY (SIGNATURE)
                              /s/  JAMES T. FLYNN
                              _______________________________________
(NAME AND TITLE)              JAMES T. FLYNN
                              CHIEF FINANCIAL OFFICER
                              (PRINCIPAL FINANCIAL AND
                              ACCOUNTING OFFICER)



DATE:  January 17, 1995