Form 10-K405
period 1994-12-31
MORGAN J P & CO INC
filed 1995-03-22
CIK 68100

                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     _______________________


    [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1994

                               OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 Commission file number: 1-5885

                 J.P. MORGAN & CO. INCORPORATED
     (Exact name of registrant as specified in its charter)

               Delaware                    13-2625764
     (State or other jurisdiction       (I.R.S. Employer
                  of
           incorporation or            Identification No.)
            organization)

     60 Wall Street, New York, NY          10260-0060
        (Address of principal              (Zip Code)
          executive offices)

 Registrant's telephone number, including area code: (212) 483-
                              2323
_________________________________________________________________
                               __


   Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
     Title of each class               which registered
     ___________________               ________________________

     Common Stock, $2.50 Par Value     New York Stock Exchange

     Adjustable Rate Cumulative        New York Stock Exchange
     Preferred
       Stock, Series A, No Par
     Value,
       Stated Value $100

     4 3/4% Convertible Debentures     New York Stock Exchange
     due 1998


Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes..X..      No.....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of J.P. Morgan totaled $12,082,995,399 at February
28, 1995.

     The number of shares outstanding of J.P. Morgan's Common
Stock, $2.50 Par Value, at February 28, 1995, totaled 187,333,262 shares.


               DOCUMENTS INCORPORATED BY REFERENCE

     J.P. Morgan's Annual report to Stockholders for the year ended December 31, 1994, is incorporated by reference in response to Part I, Items 1, 2, 3, and 4; Part II, Items 5, 6, 7, 8, and
9; and Part IV, Item 14 of Form 10-K.

     J.P. Morgan's definitive Proxy Statement dated March 22,
1995, is incorporated by reference in response to Part III, Items
10, 11, 12, and 13 of
Form 10-K.

                 FORM 10-K CROSS-REFERENCE INDEX
                 _______________________________

     P                                                 Page No. *
     a
     r
     t
     I

     I   Business
     t
     e
     m
     1
     .
           Description of business                     12-19,101-
                                                       102
           Number of employees                         82
           Financial information about foreign and
         domestic                                      76-77,90-92
             operations
           Distribution of assets, liabilities, and
             stockholders' equity; interest rates
         and                                           84-86
             interest differential
           Investment portfolio                        52-55
           Loan portfolio                              48,62-63,
                                                       87-92
           Summary of loan loss experience             89-91
           Deposits                                    84,86,95
           Return on equity and assets                 82-83
           Short-term borrowings                       96

     I   Properties                                    102
     t
     e
     m
     2
     .

     I   Legal proceedings                             (a)
     t
     e
     m
     3
     .

     I   Submission of matters to a vote of            (a)
     t   security holders
     e
     m
     4
     .

     P
     a
     r
     t
     I
     I

     I   Market for registrant's common equity and
     t   related                                       81,82,97
     e     stockholder matters
     m
     5
     .

     I   Selected financial data                       82-83
     t
     e
     m
     6
     .

     I   Management's discussion and analysis of
     t   financial                                     11-39
     e     condition and results of operations
     m
     7
     .

     I   Financial statements and supplementary
     t   data
     e
     m
     8
     .
           Report of independent accountants           41
           J.P. Morgan & Co. Incorporated
             Consolidated statement of income          42
             Consolidated balance sheet                43
             Consolidated statement of changes in
               stockholders' equity                    44
             Consolidated statement of cash flows      45
         Morgan Guaranty Trust Company of New York
         -
           Consolidated statement of condition         46
           Notes to financial statements               47-81
           Selected consolidated quarterly             (b), 97
         financial data

     I   Changes in and disagreements with
     t   accountants                                   (a)
     e     on accounting and financial disclosure
     m
     9
     .

     P                                                  Page No. *
     a
     r
     t
     I
     I
     I

     I   Directors and executive officers of the        (c)
     t   registrant
     e
     m
     1
     0
     .

     I   Executive compensation                         (c)
     t
     e
     m
     1
     1
     .

     I   Security ownership of certain beneficial
     t   owners                                         (c)
     e     and management
     m
     1
     2
     .

     I   Certain relationships and related              (c)
     t   transactions
     e
     m
     1
     3
     .

     P
     a
     r
     t
     I
     V

     I   Exhibits, financial statement schedules,
     t   and reports
     e     on Form 8-K
     m
     1
     4
     .

         1. Financial statements have been included in Item 8.

         2. Financial statement schedules
            Schedule III - Condensed financial
         information                                    78-80
              of J.P. Morgan & Co. Incorporated
         (parent)

         Exhibits

          3a  Restated certificate of incorporation, as amended
           .  (incorporated by reference to Exhibit 3a to J.P.
              Morgan's post-effective amendment No. 1 to Form S-
              3, Registration           No. 33-55851)

          3b  By-laws of J.P. Morgan as amended through
           .  December 11, 1991 (incorporated by reference to
              Exhibit 3b to J.P. Morgan's registration statement on Form S-3, Registration
              No. 33-49775)

          4. Instruments defining the rights of security holders, including indentures. J.P. Morgan hereby agrees to furnish to the Commission, upon request, a copy of any unfiled agreements defining the rights of holders of long-term debt of J.P. Morgan and of all subsidiaries of J.P. Morgan for which consolidated or unconsolidated financial statements are required to be filed.

          10 1992 stock incentive plan, as amended a.

          10  Director stock plan, as amended
          b.

          10  Deferred compensation plan for directors' fees,
          c. as amended (incorporated by reference to Exhibit 10c to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1992, File No, 1-
              5885)

          10 1989 stock incentive plan, as amended d.

          10 1987 stock incentive plan, as amended e.

          10  Stock option plan, as amended
          f.

          10 Incentive compensation plan, as amended g.

          12  Statements re computation of ratios (incorporated by
           . reference to Exhibit 12 to J.P. Morgan's post-effective amendment No. 1 to Form S-3, Registration
              No. 33-55851)

          13  Annual report to stockholders
           . Only those sections of the annual report to stockholders referenced in the cross-reference index above are incorporated in the report on Form 10-K.

          21  Subsidiaries of J.P. Morgan
           .

          23  Consent of independent accountants
           .

          24  Powers of attorney
           .

          27  Financial data schedule
           .

         Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

         Reports on Form 8-K

         Report on Form 8-K dated October 13, 1994, was filed with the Securities and Exchange Commission during the quarter ended
         December 31, 1994, which reported the issuance by J.P. Morgan of a press release reporting its earnings for the three- and nine-month periods ended September 30, 1994. In addition, Form 8-K dated December 14, 1994, was filed announcing a dividend increase and stock repurchase program.


     * Refers to pages appearing in the J.P. Morgan & Co. Incorporated Annual report to stockholders for the year ended December 31, 1994. Such annual report was mailed to stockholders and a copy is attached hereto as Exhibit 13. The aforementioned pages are incorporated herein by reference in accordance with General Instruction G to Form 10-K. This document shall be deemed to have been "filed" only to the extent of the material incorporated herein by reference.

     ( Nothing to report.
     a
     )

     ( Fourth quarter 1994 results are incorporated by reference bto the report on Form 8-K dated January 12, 1995, filed
     )with the Securities and Exchange Commission.

     ( Incorporated by reference to the definitive Proxy cStatement dated
     )March 22, 1995.

                           SIGNATURES
                           __________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 22, 1995, on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      J.P. MORGAN & CO. INCORPORATED

By (SIGNATURE)    s/ EDWARD J. KELLY III
                  ____________________________
(Name and         Edward J. Kelly III, Secretary
Title)
Date              March 22, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 1995, by the following persons on behalf of the registrant in the capacities indicated.

By (SIGNATURE)    s/JAMES T. FLYNN
                  _______________________________________
(Name and         James T. Flynn, Chief Financial Officer
Title)
                  (Principal financial and accounting officer)

By (SIGNATURE)    s/DOUGLAS A. WARNER III *
                  ______________________________________________
                  _________
(Name and         Douglas A. Warner III, Chairman of the Board,
Title)            President, and Director
                  (Principal executive officer)

By (SIGNATURE)    s/MARTIN FELDSTEIN *
                  __________________________
(Name and         Martin Feldstein, Director
Title)

By (SIGNATURE)    s/HANNA H. GRAY *
                  _______________________
(Name and         Hanna H. Gray, Director
Title)

By (SIGNATURE)    s/JAMES R. HOUGHTON *
                  ___________________________
(Name and         James R. Houghton, Director
Title)

By (SIGNATURE)    s/JAMES L. KETELSEN *
                  ___________________________
(Name and         James L. Ketelsen, Director
Title)

By (SIGNATURE)    s/WILLIAM S. LEE *
                  ________________________
(Name and         William S. Lee, Director
Title)

By (SIGNATURE)    s/ROBERTO G. MENDOZA *
                  ______________________________________________
(Name and         Roberto G. Mendoza, Vice Chairman of the Board
Title)            and Director

By (SIGNATURE)    s/LEE R. RAYMOND *
                  ________________________
(Name and         Lee R. Raymond, Director
Title)

By (SIGNATURE)    s/RICHARD D. SIMMONS *
                  ____________________________
(Name and         Richard D. Simmons, Director
Title)

By (SIGNATURE)    s/JOHN G. SMALE *
                  _______________________
(Name and         John G. Smale, Director
Title)

By (SIGNATURE)    s/KURT F. VIERMETZ *
                  ____________________________________________
(Name and         Kurt F. Viermetz, Vice Chairman of the Board
Title)            and Director

By (SIGNATURE)    s/RODNEY B. WAGNER *
                  ____________________________________________
(Name and         Rodney B. Wagner, Vice Chairman of the Board
Title)            and Director

By (SIGNATURE)    s/DENNIS WEATHERSTONE *
                  ____________________________
(Name and         Dennis Weatherstone, Director
Title)

By (SIGNATURE)    s/DOUGLAS C. YEARLEY *
                  ____________________________
(Name and         Douglas C. Yearley, Director
Title)


* By s/MARGARET M. FORAN
     ______________________
     Margaret M. Foran
     (Attorney-in-fact)

                        LIST OF EXHIBITS

 3a. Restated certificate of incorporation, as amended
   (incorporated by reference to Exhibit 3a to J.P. Morgan's post-effective amendment No. 1 to Form S-3, Registration No.
   33-55851)

 3b. By-laws of J.P. Morgan as amended through December 11, 1991
   (incorporated by reference to Exhibit 3b to J.P. Morgan's
   registration statement on Form S-3, Registration No. 33-
   49775)

  4. Instruments defining the rights of security holders, including indentures. J.P. Morgan hereby agrees to furnish to the Commission, upon request, a copy of any unfiled agreements defining the rights of holders of long-term debt of J.P. Morgan and of all subsidiaries of J.P. Morgan for which consolidated or unconsolidated financial statements are required to be filed.

10a. 1992 Stock incentive plan, as amended

10b. Director stock plan, as amended

10c. Deferred compensation plan for directors' fees, as amended
   (incorporated by reference to Exhibit 10c to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1992, File No. 1-5885)

10d. 1989 stock incentive plan, as amended

10e. 1987 stock incentive plan, as amended

10f. Stock option plan, as amended

10g. Incentive compensation plan, as amended

12. Statements re computation of ratios (incorporated by reference to Exhibit 12 to J.P. Morgan's post-effective amendment No. 1 to Form S-3, Registration No. 33-55851)

13.  The J.P. Morgan & Co. Incorporated Annual report to
   stockholders (Pages    11-39, 41-92, 95-97, 101-102).  This
   document shall be deemed to have been "filed" only to the extent of the material incorporated herein by reference.

21.  Subsidiaries of J.P. Morgan

23.  Consent of independent accountants

24.  Powers of attorney

27.  Financial data schedule