Form 10-Q
period 1995-03-31
MORGAN J P & CO INC
filed 1995-05-15
CIK 68100

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


(Mark one)

        (x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

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

     Number of shares outstanding of each of the registrant's classes of common stock at April 28, 1995:

Common Stock,  $2.50  Par Value                         187,566,410 Shares

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Financial statement information is set forth within this document on the pages indicated:
                                                                     Page
     Three-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated                                     3

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated                                     4

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated                                     5

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated                                     6

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York                          7

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated                                     8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        Discussion of business sector results; Discussion of the financial condition and results of operations; Statements of consolidated average balances and net interest earnings of J.P. Morgan & Co. Incorporated ("J.P. Morgan") for the three months ended March 31, 1995; and Table of asset and liability management derivatives are set forth on pages 16 through 27 herein.


PART II -- OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            28

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                               29

SIGNATURES                                                             30

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
___________________________________________________________________________
_______
In millions,
except per share data    Three months ended
                          ______________________________________________
                                                               _________
                           March   March Increase   December Increase
                              31      31        /         31        /
                            1995    1994 (Decreas       1994 (Decreas
                                               e)                  e)
                          ______________________________________________
                                                               _________
NET INTEREST REVENUE
Interest revenue          $2,470  $1,837     $633     $2,369     $101
Interest expense           1,970   1,440      530      1,851      119
___________________________________________________________________________
_________
Net interest revenue         500     397      103        518     (18)

NONINTEREST REVENUE
Trading revenue              303     356     (53)        153      150
Corporate finance            114     117      (3)        122      (8)
revenue
Credit-related fees           43      56     (13)         44      (1)
Investment management        130     127        3        130        -
fees
Operational service fees     140     144      (4)        127       13
Net investment
securities                     9      91     (82)         23     (14)
  gains
Other revenue                149     103       46        111       38
___________________________________________________________________________
_________
Total noninterest            888     994    (106)       710       178
revenue

Total revenue              1,388   1,391      (3)     1,228       160

OPERATING EXPENSES
Employee compensation
and                          626     548       78       501       125
  benefits
Net occupancy                 80      64       16        74         6
Technology and               172     129       43       209      (37)
communications
Other expenses               124     111       13       179      (55)
___________________________________________________________________________
_________
Total operating expenses   1,002     852      150       963        39

Income before income         386     539    (153)       265       121
taxes
Income taxes                 131     194     (63)        72        59
___________________________________________________________________________
_________
Net income                   255     345     (90)        193       62

PER COMMON SHARE
Net income (a)             $1.27   $1.69  ($0.42)      $0.96    $0.31
Dividends declared          0.75    0.68     0.07       0.75        -
___________________________________________________________________________
_________

(a) Earnings per share amounts represent both primary and fully diluted earnings per share.

See notes to financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated
___________________________________________________________________________
_______
Dollars in millions                         March   December   March
                                               31         31      31
                                             1995       1994    1994
                                          ____________________________
                                          ____
ASSETS
Cash and due from banks                         $   $  2,210       $
                                            1,153              1,760
Interest-earning deposits with banks        1,650      1,362   2,037
Debt investment securities available-for-
sale
  carried at fair value (cost: $21,428
in                                         21,655     22,657  18,436
  March 1995, $22,503 in December 1994,
and
  $17,907 in March 1994)
Trading account assets                     68,198     57,065  61,875
Securities purchased under agreements to
resell
  ($27,434 in March 1995, $21,170 in
December                                   27,478     21,350  30,261
  1994, and $30,231 in March 1994) and
federal
  funds sold
Securities borrowed                        11,073     12,127  10,285
Loans                                      24,434     22,080  25,388
Less: allowance for credit losses           1,132      1,131   1,143
___________________________________________________________________________
_______
Net loans                                  23,302     20,949  24,245
Customers' acceptance liability               658        586     610
Accrued interest and accounts receivable    3,011      5,028   4,411
Premises and equipment                      3,395      3,318   2,990
Less: accumulated depreciation              1,361      1,302   1,153
___________________________________________________________________________
_______
Premises and equipment, net                 2,034      2,016   1,837
Other assets                                6,865      9,567  12,983
___________________________________________________________________________
_______
Total assets                              167,077    154,917 168,740
___________________________________________________________________________
_______
LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                    2,889      3,693   4,288
  In offices outside the U.S.                 682        767     617
Interest-bearing deposits:
  In offices in the U.S.                    2,015      1,826   2,218
  In offices outside the U.S.              41,238     36,799  36,435
___________________________________________________________________________
_______
Total deposits                             46,824     43,085  43,558
Trading account liabilities                45,210     36,407  36,576
Securities sold under agreements to
repurchase
  ($32,884 in March 1995, $30,179 in
December                                   35,843     35,768  51,522
  1994, and $47,158 in March 1994) and
federal
  funds purchased
Commercial paper                            2,309      3,507   4,539
Other liabilities for borrowed money       11,334     10,900   8,386
Accounts payable and accrued expenses       3,949      6,231   5,651
Liability on acceptances                      658        586     617
Long-term debt not qualifying as risk-
based                                       5,009      3,605   2,563
  capital
Other liabilities                           3,018      2,063   2,544
___________________________________________________________________________
_______
                                          154,154    142,152 155,956
Long-term debt qualifying as risk-based     3,283      3,197   2,933
capital
___________________________________________________________________________
_______

Total liabilities                         157,437    145,349 158,889

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares:
10,000,000):
  Adjustable rate cumulative preferred
stock                                         244        244     244
  (issued and outstanding: 2,444,300)
  Variable cumulative preferred stock
(issued and                                   250        250     250
  outstanding: 250,000)
Common stock, $2.50 par value
(authorized shares:
  500,000,000; issued: 200,672,173 in
March 1995,                                   502        502     501
  200,668,373 in December 1994 and
200,279,108 in
  March 1994)
Capital surplus                             1,448      1,452   1,439
Retained earnings                           7,149      7,044   6,595
Net unrealized gains on investment
securities,                                   449        456     993
  net of taxes
Other                                         368        367     268
___________________________________________________________________________
_______
                                           10,410     10,315  10,290
Less: treasury stock (13,272,339 shares
in
  March 1995, 12,966,917 shares in            770        747     439
December 1994
  and 8,019,142 shares in March 1994) at
cost
___________________________________________________________________________
_______
Total stockholders' equity                  9,640      9,568   9,851
___________________________________________________________________________
_______
Total liabilities and stockholders'       167,077    154,917 168,740
equity
___________________________________________________________________________
_______
See notes to financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated
_____________________________________________________________________________
___________
Dollars in millions                                Three months ended

____________________________
                                                    March 31    March 31
                                                        1995        1994

____________________________
PREFERRED STOCK
Adjustable rate cumulative preferred stock
Balance, January 1 and March 31                       $  244      $  244

Variable cumulative preferred stock
Balance, January 1 and March 31                          250         250
___________________________________________________________________________
_____________
Total preferred stock, March 31                          494         494
___________________________________________________________________________
_____________
COMMON STOCK
Balance, January 1                                       502         499
Shares issued under dividend reinvestment plan,
various                                                    -           2
  employee benefit plans, and conversion of
debentures
___________________________________________________________________________
_____________
Balance, March 31                                        502         501
___________________________________________________________________________
_____________
CAPITAL SURPLUS
Balance, January 1                                     1,452       1,393
Shares issued under dividend reinvestment plan,
various
  employee benefit plans, and conversion of              (4)          46
debentures,
  and income tax benefits associated with stock
options
___________________________________________________________________________
_____________
Balance, March 31                                      1,448       1,439
___________________________________________________________________________
_____________
RETAINED EARNINGS
Balance, January 1                                     7,044       6,386
Net income                                               255         345
Dividends declared on adjustable rate cumulative
  preferred stock                                        (3)         (3)
Dividends declared on variable cumulative
  preferred stock                                        (3)         (1)
Dividends declared on common stock                     (141)       (131)
Dividend equivalents on common stock issuable            (3)         (1)
___________________________________________________________________________
_____________
Balance, March 31                                      7,149       6,595
___________________________________________________________________________
_____________
NET UNREALIZED GAINS ON INVESTMENT SECURITIES, NET
OF TAXES
Balance, January 1                                       456       1,165
Net change in net unrealized gains, net of taxes         (7)       (172)
___________________________________________________________________________
_____________
Balance, March 31                                        449         993
___________________________________________________________________________
_____________
OTHER
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                       369         253
Accrued deferred stock awards                             19          25
Deferred stock awards distributed, net                  (16)         (6)
___________________________________________________________________________
_____________
Balance, March 31                                        372         272
___________________________________________________________________________
_____________
FOREIGN CURRENCY TRANSLATION
Bala                                                     (2)         (3)

nce, January 1
Translation adjustments                                  (3)         (1)
Income tax benefit                                         1           -
___________________________________________________________________________
_____________
Balance, March 31                                        (4)         (4)
___________________________________________________________________________
____________
Total other, March 31                                    368         268
___________________________________________________________________________
_____________
LESS: TREASURY STOCK
Balance, January 1                                       747         328
Purchases                                                 67         118
Shares distributed under various employee benefit       (44)         (7)
plans
___________________________________________________________________________
_____________
Balance, March 31                                        770         439
___________________________________________________________________________
_____________
Total stockholders' equity, March 31                   9,640       9,851
___________________________________________________________________________
_____________
See notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated
_____________________________________________________________________________
___________
Dollars in millions                                Three months ended

____________________________
                                                    March 31    March 31
                                                        1995        1994

____________________________
NET INCOME                                           $   255     $   345
Adjustments to reconcile to cash provided by (used
in)
   operating activities:
     Noncash items: depreciation, amortization,
deferred                                                  80       (142)
     income taxes, and stock award plans
     (Increase) decrease in assets:
       Trading account assets                       (11,247)    (20,481)
       Securities purchased under agreements to      (6,293)     (7,575)
resell
       Securities borrowed                             1,054         533
       Accrued interest and accounts receivable        2,014         529
     Increase (decrease) in liabilities:
       Trading account liabilities                     8,715      18,390
       Securities sold under agreements to             2,686      10,863
repurchase
       Accounts payable and accrued expenses         (2,290)       (678)
     Other changes in operating assets and             2,847     (6,025)
liabilities, net
     Net investment securities gains included in
       cash flows from investing activities              (9)        (91)
___________________________________________________________________________
_____________
CASH USED IN OPERATING ACTIVITIES                    (2,188)     (4,332)
___________________________________________________________________________
_____________
Increase in interest-earning deposits with banks       (291)       (814)
Debt investment securities:
     Proceeds from sales                               9,246      12,306
     Proceeds from maturities, calls, and
mandatory                                                747         868
       redemptions
     Purchases                                       (7,722)    (16,683)
Decrease in federal funds sold                           136          31
Increase in loans                                      (586)     (1,018)
Payments for premises and equipment                     (53)        (44)
Other changes, net                                     (675)       4,220
___________________________________________________________________________
_____________
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          802     (1,134)
___________________________________________________________________________
_____________
Decrease in noninterest-bearing deposits               (890)       (614)
Increase in interest-bearing deposits                  4,559       3,801
Increase (decrease) in federal funds purchased       (2,630)       1,258
Increase (decrease) in commercial paper              (1,198)       1,966
Other liabilities for borrowed money:
     Proceeds                                          3,853       2,556
     Payments                                        (2,733)     (4,506)
Long-term debt:
     Proceeds                                          1,729         692
     Payments                                          (265)       (500)
Capital stock:
     Issued                                                -          49
     Purchased or redeemed                              (67)       (118)
Dividends paid                                         (147)       (136)
Other changes, net                                   (1,977)       1,760
___________________________________________________________________________
_____________
CASH PROVIDED BY FINANCING ACTIVITIES                    234       6,208
___________________________________________________________________________
_____________
Effect of exchange rate changes on cash and due           95          10
from banks
___________________________________________________________________________
_____________
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS       (1,057)         752
Cash and due from banks at December 31, 1994 and       2,210       1,008
1993
___________________________________________________________________________
_____________
Cash and due from banks at March 31, 1995 and 1994     1,153       1,760
___________________________________________________________________________
_____________
Cash disbursements were made for:
     Interest                                         $1,890      $1,425
     Income taxes                                        104         539
___________________________________________________________________________
_____________
See notes to financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New
York
___________________________________________________________________________
_______
Dollars in millions                            March 31   December
                                                   1995         31
                                                              1994
                                             _____________________
                                                              ____
ASSETS
Cash and due from banks                        $  1,124   $  2,182
Interest-earning deposits with banks              1,751      1,605
Debt investment securities available-for-
sale                                             20,370     21,292
  carried at fair value
Trading account assets                           54,201     45,386
Securities purchased under agreements to
resell                                           20,303     16,562
  and federal funds sold
Loans                                            21,344     19,397
Less: allowance for credit losses                 1,027      1,025
___________________________________________________________________________
_______
Net loans                                        20,317     18,372
Customers' acceptance liability                     628        556
Accrued interest and accounts receivable          2,968      3,594
Premises and equipment                            3,031      2,967
Less: accumulated depreciation                    1,197      1,149
___________________________________________________________________________
_______
Premises and equipment, net                       1,834      1,818
Other assets                                      5,931      7,360
___________________________________________________________________________
_______
Total assets                                    129,427    118,727
___________________________________________________________________________
_______

LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                          2,847      3,698
  In offices outside the U.S.                       732        770
Interest-bearing deposits:
  In offices in the U.S.                          1,726      1,480
  In offices outside the U.S.                    41,849     38,566
___________________________________________________________________________
_______
Total deposits                                   47,154     44,514
Trading account liabilities                      39,396     30,730
Securities sold under agreements to
repurchase                                       19,217     22,099
  and federal funds purchased
Other liabilities for borrowed money              6,023      5,320
Accounts payable and accrued expenses             2,464      2,902
Liability on acceptances                            628        556
Long-term debt not qualifying as risk-based
capital
  (includes $663 in 1995 and $630 in 1994 of      2,360      1,968
notes
  payable to J.P. Morgan)
Other liabilities                                 3,491      2,080
___________________________________________________________________________
_______
                                                120,733    110,169
Long-term debt qualifying as risk-based
capital
  (includes $1,034 in 1995 and $1,030 in          1,233      1,249
1994 of
  notes payable to J.P. Morgan)
___________________________________________________________________________
_______
Total liabilities                               121,966    111,418

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value
  (authorized shares: 2,500,000)                      -          -
Common stock, $25 par value
  (authorized and outstanding shares:               250        250
10,000,000)
Surplus                                           2,670      2,670
Undivided profits                                 4,398      4,266
Net unrealized gains on investment
securities, net                                     147        124
  of taxes
Foreign currency translation                        (4)        (1)
___________________________________________________________________________
_______
Total stockholder's equity                        7,461      7,309
___________________________________________________________________________
_______
Total liabilities and stockholder's equity      129,427    118,727
___________________________________________________________________________
_______
Member of the Federal Reserve System and the Federal Deposit Insurance
Corporation.

See notes to financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OF J.P. MORGAN & CO. INCORPORATED


Supplementary to notes in the 1994 Annual report to stockholders


1.   BASIS OF PRESENTATION

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All adjustments made were of a normal recurring nature. Management consults with its independent accountants on significant accounting and reporting matters that arise during the year.


2.   ACCOUNTING CHANGES

ACCOUNTING FOR IMPAIRMENT OF A LOAN
On January 1, 1995, J.P. Morgan adopted Statement of Financial Accounting Standards (SFAS) No. 114 and subsequent amendment SFAS No. 118, both entitled, Accounting by Creditors for Impairment of a Loan, which prescribe criteria for recognition of loan impairment as well as methods to measure impairment for certain loans, including loans whose terms were modified in troubled debt restructurings. The standards require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. In accordance with these standards, J.P. Morgan defines impaired loans as those loans on which the accrual of interest is discontinued because the contractual payment of principal or interest has become 90 days past due or management has serious doubts about future collectibility of principal or interest, even though the loans are currently performing (i.e., nonaccrual loans). The adoption of these standards did not have a material impact on J.P. Morgan's financial statements. For additional information, see Note 9 to the financial statements, Nonperforming assets and allowance for credit losses.

3.   INTEREST REVENUE AND EXPENSE

An analysis of interest revenue and expense derived from on-and off-balance-sheet financial instruments is presented in the table below. Interest revenue and expense associated with derivative financial instruments, such as swaps, forwards, spot, futures, options, and debt securities forwards, used as hedges or to modify the interest rate characteristics of assets and liabilities, are attributed to and included with the related balance sheet instrument. Net interest revenue associated with risk-adjusting swaps that are used to meet longer-term asset and liability management objectives, including the maximization of net interest revenue, is not attributed to a specific balance sheet instrument, but is included in the Other sources caption in the table below.

                                            First quarter
In millions                                  1995    1994
________________________________________________________________________
INTEREST REVENUE
Deposits with banks                             $       $
                                               59      49
Debt investment securities (a)                399     272
Trading account assets                        829     602
Securities purchased under agreements
  to resell and federal funds sold            412     372
Securities borrowed                           214     115
Loans                                         415     334
Other sources, primarily risk-adjusting       142      93
swaps
___________________________________________________________________________
_________
Total interest revenue                       2,47    1,83
                                                0       7
________________________________________________________________________
INTEREST EXPENSE
Deposits                                      619     433
Trading account liabilities                   428     267
Securities sold under agreements to
  repurchase and federal funds purchased      595     557
Other borrowed money                          211     125
Long-term debt                                117      58
___________________________________________________________________________
_________
Total interest expense                        1,97   1,44
                                                 0      0
___________________________________________________________________________
_________
Net interest revenue                          500     397
________________________________________________________________________
(a) Interest revenue from debt investment securities included taxable revenue of $357 million and revenue exempt from U.S. income taxes of $42 million for the three months ended March 31, 1995.


For the three months ended March 31, 1995, net interest revenue associated with asset and liability management derivatives was
approximately $80 million.        At March 31, 1995, approximately $100
million of net deferred gains on closed derivative contracts used for asset and liability management purposes were recorded on the balance sheet. Such amount is primarily composed of net deferred gains on closed hedge contracts included in the amortized cost of the debt investment portfolio, partially offset by net deferred losses on closed hedge contracts associated with risk-adjusting swaps. Net deferred gains (losses) are expected to amortize into Net interest revenue as follows:
($2) million - remainder of 1995; $4 million - 1996; $15 million - 1997; $25 million - 1998; $20 million - 1999; $10 million - 2000; and
approximately $28 million thereafter. The amount of net deferred gains (losses) on closed derivative contracts will change from period to period, primarily due to amortization of such amounts to net interest revenue and the execution of our asset and liability management strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts.


4.   TRADING REVENUE

An analysis of trading revenue for the three months ended March 31, 1995 and 1994, is presented in the following table. Reported Trading revenue does not include the net interest revenue associated with our trading activities. As our business objective is to maximize total revenue, trading-related net interest revenue should be considered when evaluating results. For additional information related to trading-related net interest revenue, refer to the trading revenue discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                          First quarter
In millions                                 1995    1994
_____________________________________________________________________
Swaps and other interest rate contracts    $ 76       $
                                                    266
Debt instruments                             94      36
Foreign exchange spot and option             70      10
contracts
Equities and commodities                     63      44
____________________________________________________________________________
_____
Trading revenue                             303     356
_____________________________________________________________________

5.   INVESTMENT SECURITIES

Debt investment securities
A comparison of the cost and carrying values of debt investment securities available for sale and carried at fair value at March 31, 1995, follows.


                                                        Fair and
                                                        carrying
In millions                                 Cost           value
___________________________________________________________________________
___
U.S. Treasury                           $  3,806        $  3,807
U.S. government agency, principally
  mortgage-backed                         10,696          10,780
U.S. state and political                   2,114           2,275
subdivision
U.S. corporate and bank debt                 266             280
Foreign government*                        3,411           3,397
Foreign corporate and bank debt            1,032           1,012
Other                                        103             104
___________________________________________________________________________
___
Total debt investment securities          21,428          21,655
___________________________________________________________________________
___
* Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development.

Net unrealized appreciation associated with debt investment securities available for sale carried at fair value at March 31, 1995, was $227 million, consisting of gross unrealized appreciation of $505 million and gross unrealized depreciation of $278 million. Such amounts represent the gross unrealized appreciation or depreciation on each debt security, including the effects of any related hedge. For additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities, see Note 7 to the financial statements, Off-balance-sheet financial instruments.

     The following table presents the components of Net realized investment securities gains.

                                                           First
                                                         quarter
In millions                                          1995   1994
___________________________________________________________________________
___
Gross realized gains from sales                       $      $
                                                     60     185
Gross realized losses from sales                     (51)   (95)
Net gains on maturities, calls and
  mandatory redemptions                                 -
                                                             1
___________________________________________________________________________
___
Net investment securities gains                        9
                                                             91
___________________________________________________________________________
___

Equity investment securities
Net realized gains on the sale of equity investment securities of $163 million included in Other revenue for the three months ended March 31, 1995, include $168 million of gross realized gains. Gross unrealized gains and losses as well as a comparison of the cost, fair value, and carrying value of marketable equity investment securities at March 31, 1995, follows.

                                    Gross      Gross        Fair
                                                             and
                                  unreali    unreali     carryin
                                      zed        zed           g
In millions               Cost      gains     losses       value
_________________________________________________________________________
_____
March 31, 1995            $205       $503         $5        $703
_________________________________________________________________________
_____

Securities without available market quotations:
Nonmarketable equity investment securities, carried at a cost of $433 million, had an estimated fair value of $531 million at March 31, 1995.

6.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets and liabilities at March 31, 1995, and the average balance for the three-month period ended March 31, 1995.

                                          Carrying     Average
In millions                                  value     balance
___________________________________________________________________________
___
TRADING ACCOUNT ASSETS
 U.S. Treasury                            $  6,180   $  8,290
 U.S. government agency                      2,805      3,714
 Foreign government                         19,833     20,754
 Corporate debt and equity                   8,589      8,083
 Other securities                            3,540        2,706
 Interest rate and currency swaps           13,700       11,779
 Foreign exchange contracts                  7,462        4,836
 Interest rate futures and forwards            254          162
 Commodity and equity contracts              1,260        1,345
 Purchased option contracts                  4,575        3,812
___________________________________________________________________________
___
Total trading account assets               68,198      65,481
___________________________________________________________________________
___
TRADING ACCOUNT LIABILITIES
 U.S. Treasury                              6,356         8,333
 Foreign government                         9,717         9,873
 Corporate debt and equity                  2,577         3,030
 Other securities                           1,144         1,308
 Interest rate and currency swaps          12,809        10,792
 Foreign exchange contracts                 6,073         3,951
 Interest rate futures and forwards           323           188
 Commodity and equity contracts             1,350         1,631
 Written option contracts                   4,861         4,451
___________________________________________________________________________
___
Total trading account liabilities          45,210       43,557
___________________________________________________________________________
___

7.   OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

Derivatives
Derivatives may be used either for trading or asset and liability management purposes. Accordingly, the notional amounts presented in the table below have been identified as relating to either trading or asset and liability management activities based on management's intent and ongoing usage. A summary of the credit exposure, which is represented by the positive market value associated with derivatives, after considering the benefit of approximately $20.3 billion of master netting agreements in effect at March 31, 1995, is also presented.

                                        Notional      Credit
In billions                              amounts    exposure
___________________________________________________________________________
_______________
Interest rate and currency swaps
  Trading                               $  872.1
  Asset and liability                      278.6
management(a)(b)(c)
___________________________________________________________________________
_______________
  Total interest rate and currency       1,150.7       $13.7
swaps
___________________________________________________________________________
_______________
Foreign exchange spot, forward, and
  futures contracts
  Trading                                  442.3
  Asset and liability                       20.5
management(a)(b)
___________________________________________________________________________
_______________
  Total foreign exchange spot,
forward,                                    462.8         7.5
  and futures contracts
___________________________________________________________________________
_______________
Interest rate futures, forward rate
  agreements, and debt securities
forwards
  Trading                                   366.7
  Asset and liability management             11.0
___________________________________________________________________________
_______________
  Total interest rate futures,
forward
  rate agreements, and debt                 377.7         0.2
securities
  forwards
___________________________________________________________________________
_______________
Commodity and equity swaps, forward,
and                                          63.2         1.3
  futures contracts, all trading
___________________________________________________________________________
_______________
Purchased options(e)
  Trading                                  393.2
  Asset and liability management(a)          3.2
___________________________________________________________________________
_______________
  Total purchased options                  396.4         4.6
___________________________________________________________________________
_______________
Written options, all trading(f)            472.3           -
___________________________________________________________________________
_______________
Total credit exposure recorded as
  assets on the balance sheet                           27.3   (d
                                                                )
___________________________________________________________________________
____
(a) The majority of J.P. Morgan's asset and liability management derivatives are transacted with independently managed J.P. Morgan derivatives dealers that function as intermediaries for credit and administrative purposes.
(b) The notional amounts of asset and liability management derivatives contracts conducted in the foreign exchange markets, primarily forward contracts, amounted to $22.9 billion at March 31, 1995, and were primarily denominated in the following currencies: Deutsche mark $5.0 billion, Japanese yen $3.0 billion, Italian lira $2.9 billion, Belgian franc $2.7 billion, British pound $1.7 billion, Spanish peseta $1.6 billion, Swiss franc $1.5 billion, and French franc $1.5 billion.
(c) The notional amount of risk-adjusting swaps was $256.6 billion at March 31, 1995.
(d) Total credit exposure related to derivatives increased from $19.5 billion at December 31, 1994, primarily due to the impact of changes in foreign exchange rates and the decline in the U.S. dollar during the first quarter of 1995, partially offset by increased benefit from master netting agreements at March 31, 1995.
(e) At March 31, 1995, purchased options used for trading purposes included $290.3 billion of interest rate options, $67.8 billion of foreign exchange options, and $35.1 billion of commodity and equity options. Only interest rate options are used for asset and liability management purposes. Purchased options executed on an exchange amounted to $147.8 billion and those negotiated over-the-counter amounted to $248.6 billion at March 31, 1995.
(f) At March 31, 1995, written options used for trading purposes included $365.8 billion of interest rate options, $70.6 billion of foreign exchange options, and $35.9 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $210.9 billion and those negotiated over-the-counter amounted to $261.4 billion at March 31, 1995.

Asset and liability management derivatives
As an end user, J.P. Morgan utilizes derivative instruments in the execution of its asset and liability management strategies. Derivatives used for these purposes primarily include interest rate swaps, foreign exchange forward contracts, forward rate agreements, interest rate futures, and debt securities forwards. Derivatives are used to hedge or modify the interest rate characteristics of debt investment securities, loans, deposits, other liabilities for borrowed money, long-term debt, and other financial assets and liabilities. In addition, we utilize derivatives to adjust our overall interest rate risk profile primarily through the use of risk-adjusting swaps.
     Net unrealized losses associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to ($217) million at March 31, 1995. Gross unrealized gains and gross unrealized losses associated with open derivative contracts used for these purposes at March 31, 1995, are presented below. Such amounts primarily relate to interest rate and currency swaps and futures used to hedge or modify the interest rate characteristics of long-term debt and debt investment securities, principally mortgage-backed securities. See Note 8 to the financial statements, Fair value of financial instruments.

                               Gross       Gross            Net
                           unrealize    unrealiz     unrealized
                                   d          ed
In millions                    gains      losses    gains/(loss
                                                            es)
___________________________________________________________________________
__
Debt investment                 $ 49        $244         $(195)
securities
Long-term debt                   106         100
                                                        6
Other financial                   65          93           (28)
instruments
___________________________________________________________________________
__
Total                            220         437          (217)
___________________________________________________________________________
__

Net unrealized gains associated with risk-adjusting swaps and their related hedges that are entered into to meet longer-term asset and liability management objectives approximated $0.7 billion at March 31, 1995. The net amount is composed of $2.8 billion of gross unrealized gains and $2.1 billion of gross unrealized losses. The unrealized gains and losses related to the derivative contracts used to hedge these risk-adjusting swaps were not material at March 31, 1995. There were no material terminations of risk-adjusting swaps during the three months ended March 31, 1995.

Credit-related financial instruments
Credit-related financial instruments include commitments to extend credit, standby letters of credit and guarantees, and indemnifications in connection with securities lending activities. The contractual amounts of these instruments represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless. The credit risk associated with these instruments varies depending on the creditworthiness of the client and the value of any collateral held. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments.
     A summary of the contractual amount of credit-related financial instruments at March 31, 1995, is presented in the following table.

                                                   March 31
In billions                                            1995
_________________________________________________________________________
__
Commitments to extend credit                          $48.0
Standby letters of credit and guarantees               10.1
Securities lending indemnifications (a)                18.5
_________________________________________________________________________
__
(a) At March 31, 1995, J.P. Morgan held cash and other collateral of $17.9 billion in support of securities lending indemnifications.

Other
Consistent with industry practice, amounts receivable and payable for securities that have not reached the contractual settlement dates are recorded net on the consolidated balance sheet. Amounts receivable for securities sold of $36.7 billion were netted against amounts payable for securities purchased of $38.2 billion to arrive at a net trade date payable of $1.5 billion, which was classified as Other liabilities on the consolidated balance sheet at March 31, 1995.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, J.P. Morgan estimates that the aggregate net fair value of all balance sheet and off-balance-sheet financial instruments exceeded associated net carrying values at March 31, 1995, by approximately $2.1 billion before considering income taxes. Such amount was primarily attributable to net appreciation on net loans and risk-adjusting swaps of $1.2 billion and $0.7 billion, respectively.


9.   NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

Total nonperforming assets, net of charge-offs, at March 31, 1995, are presented in the following table.

                                                            March 31
In millions                                                           1995
__________________________________________________________________________
Nonaccrual loans:
   Commercial and industrial                             $148
   Other                                                   65
__________________________________________________________________________
                                                          213
Restructuring countries                                     3
__________________________________________________________________________
Total nonaccrual loans                                      216 (a)
__________________________________________________________________________
Other nonperforming assets                                               1
__________________________________________________________________________
Total nonperforming assets                                             217
__________________________________________________________________________

An analysis of the effect of nonaccrual loans, net of charge-offs, on interest revenue in the first quarter of 1995, is presented in the following table.

                                                         First
                                                       quarter
In millions                                                    1995
__________________________________________________________________________
Interest revenue that would have been
  recorded if accruing                                          $ 5
Less interest revenue recorded                                   14
__________________________________________________________________________
Positive impact of nonaccrual loans
  on interest revenue                                              9
__________________________________________________________________________


An analysis of the allowance for credit losses at March 31, 1995, is presented in the following table.

In millions                                             1995
___________________________________________________________________________
_____________
Balance, January 1                                    $1,131
___________________________________________________________________________
_____________
Recoveries                                                 9
Charge-offs:
  Commercial and industrial                              (6)
  Restructuring countries                                  -
  Other                                                  (2)
__________________________________________________________________________
Net charge-offs                                            1
__________________________________________________________________________
Balance, March 31 (b)                                  1,132 (c)
__________________________________________________________________________

(a) As of March 31, 1995, J.P. Morgan's nonaccrual loan balances do not require a related impairment allowance, as calculated in accordance with SFAS No. 114. Thus, the amount of total nonaccrual loans at March 31, 1995, for which there was no related allowance for credit losses in accordance with SFAS No. 114 was $216 million. For the first quarter of 1995, the average recorded investment in nonaccrual loans was $210 million.

(b) In accordance with SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, an allowance is maintained that is considered adequate to absorb losses inherent in the existing portfolios of loans and other undertakings to extend credit, such as irrevocable unused loan commitments, or to make payments to others for which a client is ultimately liable, such as standby letters of credit and guarantees, commercial letters of credit and acceptances, and all other credit exposures, including derivatives. A judgment as to the adequacy of the allowance is made at the end of each quarterly reporting period.

(c) At March 31, 1995, the allocation of the allowance for credit losses was as follows: Specific allocation - borrowers in the U.S. $72 million, Specific allocation - borrowers outside the U.S. $111 million, Allocation to general risk $949 million.

10.   CORPORATE FINANCE AND OTHER REVENUE

In the first quarter of 1995 and 1994, Corporate finance revenue of $114 million and $117 million includes $22 million and $45 million of underwriting revenue, respectively.
     Other revenue of $149 million in the 1995 first quarter includes $163 million of net equity investment securities gains and $40 million of costs associated with hedging anticipated foreign currency revenues and expenses. Other revenue of $103 million in the 1994 first quarter includes net equity investment securities gains of $97 million and $41 million of hedging losses resulting from the management of non-trading foreign currency exposures.


11.   INCOME TAXES

Income tax expense in the 1995 first quarter was based on a 34% effective tax rate, compared to a 36% effective tax rate in the 1994 first quarter. Income tax expense related to the net investment securities gains was approximately $4 million and $37 million for the three months ended March 31, 1995 and 1994, respectively, computed at a rate of approximately 41%.
     The valuation allowance to reduce deferred tax assets to the amount expected to be realized totaled $140 million at December 31, 1994. The valuation allowance is primarily related to the ability to recognize tax benefits associated with foreign operations. The balance of the valuation allowance has not changed materially since December 31, 1994.


12.   COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets carried at approximately $49.6 billion in the consolidated balance sheet at March 31, 1995, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.


13.   EARNINGS PER COMMON SHARE

In the calculation of primary and fully diluted earnings per common share, net income is adjusted by adding back to net income the interest expense on convertible debentures and the expense related to dividend equivalents on certain deferred incentive compensation awards, net of the related income tax effects, and deducting the preferred stock dividends.
     Primary and fully diluted earnings per common share are computed by dividing income components by the weighted-average number of common and common equivalent shares outstanding during the period.
     For the primary earnings per share calculation, the weighted-average number of common and common equivalent shares outstanding includes the average number of shares of common stock outstanding, the average number of shares issuable upon conversion of convertible debentures, and the average number of shares issuable under employee benefit plans that have a dilutive effect.
     The weighted-average number of common and common equivalent shares outstanding, assuming full dilution, includes the average number of shares of common stock outstanding, the average number of shares issuable upon conversion of convertible debentures, and the average number of shares issuable under various employee benefit plans. The maximum dilutive effect is computed using the period-end market price of J.P. Morgan common stock, if it is higher than the average market price used in calculating primary earnings per share.


                                                           First
                                                         quarter
Dollars in millions                            1995         1994
___________________________________________________________________________
____
Adjusted net income                            $249          $341

Primary earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period          196,905,10     201,291,9
                                                  6            82

Fully diluted earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period          196,998,25     201,192,5
                                                  0            72
___________________________________________________________________________
____

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS
J.P. Morgan & Co. Incorporated reported net income of $255 million in the first quarter of 1995, 26% lower than in the first quarter of 1994 and up 32% from the fourth quarter. Earnings per share were $1.27 in the first quarter compared with $1.69 a year earlier. The 1995 first quarter earnings reflected a previously announced special charge of $55 million ($33 million after tax), or $0.17 per share, related primarily to severance.

FIRST QUARTER RESULTS AT A GLANCE



In millions of dollars,                 First quarter       Fourth quarter
except per share data                1995         1994               1994
___________________________________________________________________________
_____________
Revenues                           $1,388      $1,391             $1,228
Operating expenses                (1,002)       (852)               (963)
Income taxes                       (131)        (194)                (72)
___________________________________
_____________________________________________________
Net income                         $  255      $  345             $  193
___________________________________________________________________________
_____________
Net income per share                $1.27        $1.69             $0.96
___________________________________________________________________________
_____________

Dividends declared per share        $0.75        $0.68             $0.75
___________________________________________________________________________
_____________

  REVENUES were approximately even with the first quarter of 1994 and 13% higher than in the fourth quarter:
     -Trading revenue declined 15% from a year earlier but nearly doubled from the fourth quarter on strong results in debt instruments, foreign exchange, and equities and commodities.
     -Net interest revenue rose 26% to $500 million from a year earlier. The rise was mostly attributable to improved results from asset and liability management.
     -Investment management fees, operational service fees, and corporate finance revenue were in line with levels of a year ago, while credit-related fees were lower.
  OPERATING EXPENSES, excluding the special charge, increased 11% from a year earlier and were essentially unchanged from the fourth quarter. The special charge related to an expense management program initiated during the first quarter to moderate the growth of expenses.

BUSINESS SECTOR RESULTS
The firm reports financial results for five business sectors. Three are oriented toward client services: Asset Management and Servicing, Finance and Advisory, and Sales and Trading. The Equity Investments sector comprises management of the firm's own portfolio of equity securities. The Asset and Liability Management sector covers the management of the firm's overall interest rate exposure. These five sectors generally reflect the way we operate but do not correspond exactly with the firm's organizational
structure.   Presented below are the summary results for each sector for the quarters ended March 31, 1995, March 31, 1994, and December 31, 1994.

                Asset                                Asset
                                                       and
              Manage-   Finance    Sales   Equity Liabilit
                                                         y
             ment and       and      and  Invest-  Manage-   Corpora Consol-
                                                                  te
In millions  Servicin  Advisory  Trading    ments     ment     Items  idated
                    g
___________________________________________________________________________
_________________
MARCH 31,
1995
Total            $410      $320     $385     $173     $240    ($140)  $1,388
revenue
Total             324       276      295        6       23        78   1,002
expenses
___________________________________________________________________________
_________________
Pretax             86        44       90      167      217     (218)     386
income
___________________________________________________________________________
_________________
MARCH 31,
1994
Total             434       292      320      107      281      (43)   1,391
revenue
Total             301       244      257        5       22        23     852
expenses
___________________________________________________________________________
_________________
Pretax            133        48       63      102      259      (66)     539
income
___________________________________________________________________________
_________________
DEC. 31,
1994
Total             384       272      289      118      243      (78)   1,228
revenue
Total             346       262      319        5       23         8     963
expenses
___________________________________________________________________________
_________________
Pretax             38        10     (30)      113      220      (86)     265
income
___________________________________________________________________________
_________________
Notes:
(1)  The firm's management reporting system and policies were used to determine the revenues and expenses directly attributable to each sector on a taxable-equivalent basis.  In addition, earnings on stockholders' equity and certain overhead expenses not allocated for management reporting purposes were allocated to each business sector.  Earnings on stockholders'
equity were allocated based on management's assessment of the inherent risk of each sector.  Overhead expenses were allocated based primarily on staff levels and represent costs associated with various support functions that exist for the benefit of the firm as a whole.
(2)  In the quarters ended March 31, 1995 and 1994, and December 31, 1994,
$131 million, $194 million and $72 million respectively, related to income taxes were not allocated to the business sectors.



Asset Management and Servicing
The Asset Management and Servicing sector recorded pretax income of $86 million in the first quarter of 1995 compared with $133 million in the year-earlier period, a decrease of $47 million or 35%. Pretax income in the fourth quarter of 1994 was $38 million. Total revenue decreased 6% to $410 million in the first quarter compared with $434 million in the first quarter of 1994. Revenues from custody and securities-related services declined, while increased revenues associated with higher levels of assets under management were somewhat offset by lower performance fees. First quarter 1995 revenue increased $26 million or 7% from the fourth quarter of 1994 primarily because of an increase in the volume of transactions in exchange traded products and securities processing.
    Expenses associated with Asset Management and Servicing were $324 million in the first quarter 1995 compared with $301 million in the first
quarter of 1994.   The 8% increase in expenses primarily relates to higher
employee compensation and benefits associated with an increase in staff levels, and an increase in technology and communications expenses.
Expenses declined 6% from the fourth quarter of 1994.

Finance and Advisory
The Finance and Advisory sector recorded pretax income of $44 million in the first quarter compared with $48 million a year ago and $10 million in the 1994 fourth quarter. Total revenue in the first quarter increased 10% to $320 million from $292 million in the first quarter of 1994 primarily due to increased revenues related to loan syndications partially offset by lower underwriting revenues. First quarter revenue increased $48 million or 18% from the fourth quarter primarily as a result of higher revenues from municipal finance activities and loan syndication.
     Expenses in the first quarter for the Finance and Advisory sector were $276 million compared with $244 million in the first quarter of 1994, an increase of 13%. The increase relates primarily to higher technology expenses and increased salary expense. Expenses increased 5% from the fourth quarter of 1994.


Sales and Trading
The markets in the first quarter of 1995 were characterized by extreme volatility in the foreign exchange and emerging markets, and corrective rallies in most major bond markets, resulting in cautious investor behavior. The Sales and Trading sector recorded pretax income of $90 million in the first quarter of 1995 up 43% from the $63 million in the 1994 first quarter. The sector recorded a pretax loss of $30 million in the fourth quarter of 1994. Total revenue in the first quarter of 1995 was $385 million compared with $320 million in the first quarter of 1994. Revenue associated with market making activities in foreign exchange and commodities markets increased in the 1995 first quarter compared with the first quarter 1994. Revenue from proprietary trading activities, primarily in Europe and Asia, increased significantly in 1995 compared with losses in the first quarter of 1994. While swaps volumes were comparable, revenues from structured transactions were below the high level of last year's first quarter, and losses were recorded on positions arising from some client-related transactions.
     First quarter 1995 revenue increased $96 million or 33% from the fourth quarter of 1994 reflecting higher proprietary trading revenues and revenue related to foreign exchange and fixed income activities.
     Total expenses for the Sales and Trading sector increased by approximately 15% to $295 million from $257 million in the first quarter of 1994. The increase was primarily attributable to higher technology and communications costs. Expenses decreased 8% from the fourth quarter of 1994.

Equity Investments
Equity Investments recorded pretax income of $167 million in the first quarter of 1995 compared with $102 million in the first quarter of 1994, and $113 million in the fourth quarter. Total revenue was $173 million, compared with $107 million in the first quarter of 1994, and $118 million in the 1994 fourth quarter. The increase is primarily because of higher net realized gains on equity investment securities. Net unrealized appreciation on the combined portfolio of marketable and nonmarketable equity investment securities was $596 million at March 31, 1995, compared with $672 million at December 31, 1994. The results of the Equity Investment portfolio are also evaluated on an economic basis using total
return.  In the first quarter of 1995, total return was $97 million.   As
our investment strategy covers a longer-term horizon, total return viewed over shorter periods will reflect the impact of short-term market movements, including industry specific events.


Asset and Liability Management
Asset and Liability Management recorded pretax income of $217 million in the first quarter of 1995 compared with $259 million in the same period a year ago and $220 million in the 1994 fourth quarter. Total revenue, which primarily includes net interest revenue and net investment securities gains, was $240 million and $281 million for the first quarter of 1995 and 1994 respectively, and $243 million in the fourth quarter. Declines in net investment securities gains were partially offset by increases in net interest revenue related principally to U.S. dollar asset and liability management activities. Total unrealized appreciation on asset and liability management financial instruments, principally risk adjusting swaps, was $961 million at March 31, 1995, and $1,072 million at December 31, 1994.
     As our objective in Asset and Liability Management is to create longer-term value through the management of interest rate and liquidity risk related to J.P. Morgan's assets, liabilities, and off-balance-sheet activities, the performance of the Asset and Liability Management sector, similar to that of the Equity Investments sector, is evaluated on an economic basis using total return. Total return in the first quarter of 1995 was $129 million.
     During the twelve months ended March 31, 1995, monthly value at risk averaged approximately $103 million and ranged from approximately $86 million to $122 million. (This equates to average daily earnings at risk of approximately $23 million and a range of approximately $19 million to $27 million.) During the same twelve-month period, monthly total return was consistently within the range of monthly value at risk.


Corporate Items
Corporate Items consists of certain revenue and expense items that have not been allocated to the sectors. Also included in Corporate Items are intercompany eliminations and the taxable equivalent adjustment, which is calculated to gross-up tax exempt interest on a taxable basis. Because of the nature of these items, revenues and expenses will vary from period to period. Included in Corporate Items in the first quarter of 1995 is the tax equivalent adjustment of $29 million and a $55 million special charge related primarily to severance. The tax equivalent adjustment in the first and fourth quarters of 1994 was $29 million and $31 million respectively.

FINANCIAL STATEMENT ANALYSIS

REVENUES
Revenues totaled $1.388 billion in the first quarter of 1995, about the same as a year earlier.
     Net interest revenue rose 26% to $500 million from the first quarter of 1994, due mostly to improved results from asset and liability management, principally in the United States, and to an increase in trading-related net interest revenue. The 1994 quarter included $20 million of past-due interest payments related to Brazilian and Argentine assets.
     The following table provides J.P. Morgan's interest-rate-sensitivity gap at March 31, 1995, including the asset and liability interest-rate-sensitivity gap and the effect of derivatives on the gap. The resulting interest-rate-sensitivity gap is presented by U.S. dollar and non-U.S. dollar currency components and reflects J.P. Morgan's market outlook at March 31, 1995. Significant variances in interest rate sensitivity may exist at other dates not presented in the table. Amounts in parentheses reflect liability sensitive positions.

By repricing or maturity dates
___________________________________________________________________________
________________________
                                             After    After
                                               six      one
                                            months     year
                                 Within        but      but     After
                                    six     within   within      five
In millions                      months        one     five     years
                                              year
___________________________________________________________________________
________________________
MARCH 31, 1995
Asset and liability interest-
  rate-sensitivity gap          $(2,915   $(1,303    $2,901    $10,85
                                      )         )                   2
Derivatives affecting interest
  rate sensitivity                1,650     3,056    (1,797    (2,938
                                                          )         )
___________________________________________________________________________
________________________
Interest-rate-sensitivity gap  (1,265)      1,753     1,104     7,914
(a)
___________________________________________________________________________
________________________
(a) Components of interest-
rate-
    sensitivity gap:
      U.S. dollar                5,147    (1,946)    (4,792    8,390
                                                          )
      Non-U.S. dollar*         (6,412)      3,699     5,896    (476)
___________________________________________________________________________
________________
      Total                    (1,265)      1,753     1,104     7,914
___________________________________________________________________________
________________
* Primarily yen, deutsche mark, French franc, Belgian franc, and sterling positions.

Trading revenue declined 15% to $303 million from the first quarter of 1994. Reported trading revenue does not include net interest revenue associated with trading activities, which was $61 million in the first quarter of 1995 and $45 million in the first quarter of 1994. The following presents an analysis of trading results, including the related amount of net interest revenue, in the principal markets in which we participate, for the three months ended March 31, 1995 and 1994.

                                             Foreign
                      Swaps and            exchange
                          other            spot and    Equities
                 interest rate       Debt    option       and
In millions          contractsinstruments contracts commoditiesTotal
___________________________________
_______________________________________________
[S]                   [C]        [C]        [C]      [C]      [C]
FIRST QUARTER 1995
Trading revenue           $ 76       $ 94      $ 70      $ 63   $303
Net interest revenue        7            68         (1)         (13)   61
___________________________________________________________________________
_______
Combined total              83        162        69        50    364
___________________________________________________________________________
_______

___________________________________________________________________________
_______
FIRST QUARTER 1994
Trading revenue           266          36        10        44    356
Net interest revenue        9          57       (5)      (16)     45
___________________________________________________________________________
_______
Combined total            275          93        5         28    401
___________________________________________________________________________
_______

Combined trading and related net interest revenue declined 9% to $364 million from a year earlier. Combined revenue for swaps and other interest rate contracts declined to $83 million from the strong $275 million in the first quarter of 1994. While total swap volumes were comparable, revenues from structured transactions were below the high level of last year's first quarter, and losses were recorded on positions arising from some client-related transactions. Combined revenue from debt instrument trading rose to $162 million from $93 million a year earlier, mostly from activities in Europe and Asia. Foreign exchange trading produced combined revenue of $69 million, up from $5 million a year ago, primarily from increased market-making. Trading in equities and commodities recorded combined revenue of $50 million, an increase from $28 million in the year-earlier quarter.

Market risk profile
J.P. Morgan employs a value at risk methodology to estimate the potential losses that could arise from adverse changes in market conditions within a 95% confidence interval, referred to as "Daily Earnings at Risk" (DEaR). The DEaR estimate for our combined trading activities averaged approximately $14 million for the twelve-month period ended March 31, 1995, and ranged from approximately $10 million to $21 million. Daily combined trading-related revenue averaged $5.9 million during the twelve-month period ended March 31, 1995. The frequency distribution of daily revenues around this average, relative to related DEaR estimates, fell within our expected confidence bands.

Corporate finance revenue was $114 million in the first quarter, in line with the year-earlier quarter. Underwriting revenue declined 51% to $22 million from 1994's corresponding quarter. Advisory and syndication fees rose 28% to $92 million from the 1994 first quarter.
     Credit-related fees were $43 million in the first quarter, 23% lower than in the first quarter of 1994, primarily due to lower securities lending revenue.
     Investment management fees were $130 million in the first quarter, up slightly from a year ago as a result of an increase in assets under management, partially offset by lower performance fees.
     Operational service fees in the first quarter totaled $140 million, slightly lower than in the 1994 first quarter, due to a decline in custody and securities clearing fees.
     Net investment securities gains were $9 million in the first quarter, compared with gains of $91 million in the first quarter of 1994. The gains in the first quarter of 1994 were mostly attributable to the sale of European government securities.
     Other revenue was $149 million in the first quarter, compared with $103 million in the 1994 first quarter. The 1995 first quarter reflected net equity investment securities gains of $163 million, versus $97 million a year ago. Also included in the first quarter of 1995 was $40 million of costs associated with hedging anticipated foreign currency revenues and expenses.


OPERATING EXPENSES
Operating expenses were $1.002 billion in the first quarter of 1995, up 18% from a year earlier. Excluding the $55 million special charge, operating expenses were up 11% from the first quarter of 1994. Employee compensation and benefit expenses, excluding the special charge, rose 4% to $571 million, reflecting growth in staff from a year ago. Technology and communications expenses were higher than in the year-earlier quarter, primarily due to expenditures on systems support and development. The weakening in the dollar's value accounted for 3 percentage points of the increase in operating expenses from the year-earlier quarter.
     The firm initiated an expense management program during the first quarter. While the emphasis was on lowering overall expense growth, staff was reduced 4% to 16,443 employees at March 31, 1995, from 17,055 employees at December 31, 1994. Technology and communications expenses were also down from fourth quarter levels as the firm focused on high-priority projects. Incentive compensation accruals were higher than in the fourth quarter.
     Income tax expense of $131 million in the first quarter is based on an effective tax rate of 34%, down from an effective tax rate of 36% in the first quarter of 1994.

ASSETS
Total assets were $167 billion at March 31, 1995, compared with $155 billion at December 31, 1994. Nonperforming assets decreased by $3 million to $217 million during the first quarter as new classifications were more than offset by repayments and charge-offs. No provision for credit losses was deemed necessary in the 1995 first quarter. The allowance for credit losses was $1.132 billion at March 31, 1995.

FOREIGN-COUNTRY-RELATED OUTSTANDINGS
Foreign-country-related outstandings represent outstandings to foreign borrowers that are denominated in U.S. dollars or currencies other than the borrower's local currency or, in the case of a guarantee, other than the guarantor's local currency. Countries in which J.P. Morgan's outstandings exceeded 1.0% of total assets at March 31, 1995, are listed in the following table. Outstandings include loans, interest-earning deposits with banks, investment securities, customers' acceptance liability, securities purchased under agreements to resell, trading account securities, accrued interest, and other monetary assets. Outstandings generally are distributed according to the location of the borrower. In the case of guaranteed outstandings or when tangible, liquid collateral is held and realizable outside the obligor's country, distribution is generally made according to the location of the guarantor or the location where the collateral is held and realizable.


In millions                        Cross-border outstandings (a
                                                             )
   _____________________________________________________________________
United Kingdom                                        $7,005
France                                                 1,839
   _____________________________________________________________________
   At March 31, 1995, Switzerland's cross-border outstandings were $1,546 million, between 0.75% and 1.0% of total assets.


(a) Mexican cross-border outstandings at March 31, 1995, were $1,051 million, less than 0.75% of total assets. Not included in Mexican cross-border outstandings are United Mexican States (UMS) bonds, substantially all of which have been sold forward, that are collateralized by U.S. Treasury securities. If the book value of these bonds, which is discussed below, had been included, total Mexican cross-border outstandings would have exceeded 1% of total assets at March 31, 1995.

The UMS bonds are collateralized as to principal by zero-coupon U.S. Treasury securities with face value equal to the face value of the underlying bonds. The collateral, which will become available when the UMS bonds mature, is pledged to the holders of the bonds and is held by the Federal Reserve Bank of New York.

                                                          U.S.
                                                        Treasury
     In millions                         UMS           collatera
                                   bonds                   l

___________________________       __________________

                                 Book    Face  Market      Fair
                                value   value   value     value
___________________________________________________________________________
___________________
      MARCH 31, 1995
      Due in 2008              $1,087  $1,121   $ 868      $426
      Due in 2019                 873   1,081     642       163

___________________________________________________________________________
______

CAPITAL
                                  March 31      December     March 31
                                                      31
Dollars in billions                   1995          1994         1994
___________________________________________________________________________
_________
Total stockholders' equity           $ 9.6         $ 9.6        $ 9.9

Annualized rate of return
on
  average common                      11.1 %         8.1 %       14.7  %
stockholders'
  equity (a)
As percent of period-end
total
  assets:
  Common equity                        5.5           5.9          5.6
  Total equity                         5.8           6.2          5.8

Book value per common               $47.19        $46.73       $47.14
share (a)

Risk-based capital:
Tier 1 risk-based capital            $ 8.4         $ 8.3        $ 8.1
Total risk-based capital              12.4          12.2         11.8
Risk adjusted assets                  94.1          86.2         90.4

Tier 1 ratio                           8.9 %         9.6 %        8.9  %
Total ratio                           13.2          14.2         13.1

Leverage ratio                         5.9           6.5          6.2
___________________________________________________________________________
_____________
(a)  Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 11.7%, 8.6% and 16.9%
for the three months ended March 31, 1995, December 31, 1994, and March 31,
1994 respectively, and the book value per common share would have been
$44.87, $44.39 and $42.14 for the three months ended March 31, 1995,
December 31, 1994, and March 31, 1994 respectively.

J.P. Morgan's risk-based capital and leverage ratios remain well above the minimum standards set by the Federal Reserve Board. In accordance with Federal Reserve Board guidelines, the risk-based capital and leverage ratios exclude the equity, assets and off-balance-sheet exposures of J.P.
Morgan Securities, Inc. and the effect of SFAS No. 115. In addition, effective December 31, 1994, the risk-based capital ratios reflect Federal
Reserve Board amendments to recognize risk-reducing benefits of bilateral netting arrangements. The decreases in the first quarter in the risk-based capital and leverage ratios related primarily to the increase in total assets.
     At March 31, 1995, stockholders' equity included approximately $449 million of net unrealized appreciation on debt investment and marketable equity investment securities, net the related deferred tax liability of $276 million. This compares with $456 million of net unrealized appreciation at December 31, 1994. The unrealized appreciation on debt investment securities was $227 million and $154 million at March 31, 1995, and December 31, 1994, respectively. The unrealized appreciation on marketable equity investment securities was $498 million and $576 million at March 31, 1995, and December 31, 1994, respectively.



CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
___________________________________________________________________________
_________________
Dollars in millions,           Three months ended
interest and average rates     ______________________________________________
                               _________
on a taxable-equivalent basis  March 31, 1995          March 31, 1994
                               ______________________________________________
                               _________
                                Avera         Averag    Avera         Avera
                                   ge              e       ge            ge
                                balan Intere    rate    balan Intere   rate
                                   ce     st               ce     st
                               ______________________________________________
                               _________
ASSETS
Interest-earning deposits with
banks,                              $ $   59   10.54 %  $2,40 $   49   8.26  %
  mainly in offices outside     2,271                       5
the U.S.
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury               1,795     28    6.33    1,201     19   6.42
    U.S. state and political
      subdivision               2,149     65   12.27    2,224     67  12.22
    Other                       13,11    230    7.11    8,859     93   4.26
                                    7
Debt investment securities in
offices                         5,659     98    7.02    7,072    116   6.65
  outside the U.S. (a)
Trading account assets:
    In offices in the U.S.      13,33    241    7.33    13,68    190   5.63
                                    9                       3
    In offices outside the      27,94    590    8.56    23,12    413   7.24
U.S.                                6                       3
Securities purchased under
agreements
  to resell and federal funds   28,20    412    5.92    36,58    372   4.12
sold,                               2                       2
  mainly in offices in the
U.S.
Securities borrowed in offices
in                              15,32    214    5.66    15,26    115   3.06
  the U.S.                          1                       1
Loans:
    In offices in the U.S.      7,092    131    7.49    8,290     99   4.84
    In offices outside the      16,57    288    7.05    16,75    240   5.81
U.S.                                5                       7
Other interest-earning assets
(b):
    In offices in the U.S.      1,237     86       *      593     37      *
    In offices outside the        607     57       *      875     56      *
U.S.
___________________________________________________________________________
________________
Total interest-earning assets   135,3  2,499    7.49    136,9  1,866    5.53
                                   10                      25
Allowance for credit losses     (1,13                   (1,15
                                   1)                      5)
Cash and due from banks         1,842                   1,846
Other noninterest-earning       39,67                   38,15
assets                              3                       3
___________________________________________________________________________
_________________
Total assets                    175,6                   175,7
                                   94                      69
___________________________________________________________________________
_________________
Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and
Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended March
31, 1995 and 1994.

(a) For the three months ended March 31, 1995 and 1994, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.


*  Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
_____________________________________________________________________________
_______________
Dollars in millions,           Three months ended
interest and average rates     ______________________________________________
                               _________
on a taxable-equivalent basis  March 31, 1995          March 31, 1994
                               ______________________________________________
                               _________
                                Avera         Averag    Avera         Averag
                                   ge              e       ge              e
                                balan Intere    rate    balan Intere    rate
                                   ce     st               ce     st
                               ______________________________________________
                               _________
LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing deposits:
    In offices in the U.S.          $ $   24    4.69 %      $ $   27    4.46 %
                                2,074                   2,454
    In offices outside the      41,90    595    5.76    35,16    406    4.68
U.S.                                9                       0
Trading account liabilities:
    In offices in the U.S.      7,403    141    7.72    7,442    104    5.67
    In offices outside the      12,57    288    9.29    9,873    163    6.70
U.S.                                0
Securities sold under
agreements to
  repurchase and federal funds
  purchased, mainly in offices  43,43    595    5.56    55,22    557    4.09
in                                  7                       6
  the U.S.
Commercial paper, mainly in
offices                         2,577     39    6.14    3,554     29    3.31
  in the U.S.
Other interest-bearing
liabilities:
    In offices in the U.S.      9,537    145    6.17    7,703     62    3.26
    In offices outside the      2,499     27    4.38    2,770     34    4.98
U.S.
Long-term debt,
  mainly in offices in the      7,273    116    6.47    5,449     58    4.32
U.S.
___________________________________________________________________________
_________________
Total interest-bearing           129,  1,970    6.18   129,6   1,440   4.51
liabilities                       279                     31
Noninterest-bearing deposits:
    In offices in the U.S.       3,35                  4,347
                                    4
    In offices outside the       1,13                  1,540
U.S.                                3
Other noninterest-bearing
  liabilities                    32,3                  30,40
                                   62                      5
___________________________________________________________________________
________________
Total liabilities               166,1                   165,9
                                   28                      23
Stockholders' equity            9,566                   9,846
___________________________________________________________________________
_________________
Total liabilities and
stockholders'                   175,6                   175,7
  equity                           94                      69

Net yield on interest-earning                   1.59                    1.26
assets
___________________________________________________________________________
_________________
Net interest earnings                    529                     426
___________________________________________________________________________
_________________


ASSET AND LIABILITY MANAGEMENT DERIVATIVES

The objective of asset and liability management is to create longer-term value through the management of interest rate and liquidity risk related to J.P. Morgan's assets, liabilities, and off-balance-sheet activities. J.P. Morgan utilizes a variety of financial instruments, including derivatives, in an integrated manner to achieve these objectives. Additional information on asset and liability management derivatives, primarily interest rate swaps, is provided below. For more information about asset and liability management activities, see Note 7 to the financial statements, Off-balance-sheet financial instruments.
     The table below summarizes maturities and weighted-average interest rates to be received and paid on U.S. dollar and non-U.S. dollar asset and liability management interest rate swaps at March 31, 1995. The majority of asset and liability management interest rate swaps, as presented below, are risk-adjusting swaps. Also included in the table are swaps designated as hedges or used to modify the interest rate characteristics of assets and liabilities. Variable rates presented are generally based on the London Interbank Offered Rate (LIBOR) at March 31, 1995, and reset at predetermined dates. The table was prepared under the assumption that these variable interest rates remain constant. The variable interest rates to be received or paid will change to the extent that rates fluctuate.
Such changes may be substantial.
     Not included in the table below are other derivatives used for asset and liability management purposes, such as currency swaps, basis swaps, foreign exchange contracts, interest rate futures, forward rate agreements, debt securities forwards, and purchased options, totaling $43.7 billion at March 31, 1995. The contractual maturities of these derivative contracts are primarily less than one year.


By expected maturities
___________________________________________________________________________
____________
                              Aft     Aft    Aft    Aft
                               er      er     er     er
                              one     two    thr    fou
                       Wit    yea     yea     ee      r    Aft
                       hin      r      rs    yea    yea     er
Dollars in billions    one    but     but     rs     rs    fiv    Tota
                       yea    wit     wit    but    but      e       l
                         r    hin     hin    wit    wit    yea
                              two     thr    hin    hin     rs
                                       ee    fou    fiv
                                               r      e
___________________________________________________________________________
___________
INTEREST RATE SWAPS -
  U.S. DOLLAR
Receive fixed
  swaps
Notional amount        $16    $14      $       $      $      $    $42.
                        .7     .7    1.4     3.0    3.0    3.9       7
Weighted average:
   Receive rate        6.2  % 6.8  % 6.7  %  8.3 %  7.2 % 7.46  % 6.79  %
                         5      1      3       8      7
   Pay rate            6.2    6.3    6.2     6.4    6.3   6.28    6.30
                         7      1      9       6      1

Pay fixed swaps
Notional amount        $17    $12      $       $      $      $    $51.
                        .2     .8    7.5     4.7    2.8    6.4       4
Weighted average:
   Receive rate        6.2  % 6.2  % 6.3  %  6.3 %  6.3 % 6.32  % 6.30  %
                         8      9      5       0      1
   Pay rate            6.3    6.5    6.0     5.9    7.1   7.13    6.45
                         2      6      5       7      0

INTEREST RATE SWAPS -
  NON-U.S. DOLLAR
Receive fixed
  swaps
Notional amount        $31    $26    $14       $      $      $    $91.
                        .7     .4     .4     7.3    5.9    6.1       8
Weighted average:
   Receive rate        6.3  % 5.9  % 6.7  %  5.9 %  7.0 % 7.54  % 6.41  %
                         7      6      8       7      8
   Pay rate            5.5    4.7    5.3     4.4    5.4   5.94    5.21
                         1      6      5       5      2

Pay fixed swaps
Notional amount        $28    $20    $14       $      $      $    $83.
                        .7     .7     .9     7.6    5.2    6.6       7
Weighted average:
   Receive rate        5.7  % 5.3  % 5.4  %  4.5 %  5.5 % 5.92  % 5.46  %
                         0      5      1       0      2
   Pay rate            6.3    6.2    6.3     5.5    6.9   7.70    6.38
                         2      5      4       1      5
___________________________________________________________________________
____________
Total notional amount  $94    $74    $38     $22    $16    $23.   $269
                        .3     .6     .2      .6     .9       0     .6
___________________________________________________________________________
____________
There is $2.4 billion and $6.6 billion of notional amounts related to currency
swaps and basis swaps, respectively, not included in the table above.



PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SUMMARY OF J.P. MORGAN'S ANNUAL MEETING

The 1995 annual meeting of stockholders of J.P. Morgan & Co. Incorporated was held on
Wednesday, May 10, 1995 at the company's 60 Wall Street headquarters; 85.94% of the
187,356,003 shares of common stock outstanding and eligible to be voted was represented either in person or by proxy, constituting a quorum. Douglas A. Warner III, Chairman of the
Board and President, presided.

     The stockholders took the following actions:

1. Elected all 14 nominees to one-year terms as members of the Board of Directors. The directors are:
                                       Percent                  Percent
                                            of                       of
                        Shares in       shares       Shares      shares
     Director               favor       voting     withheld      voting
___________________________________________________________________________
___________________________
Douglas A. Warner  *    159,395,8        98.99  %  1,622,53       1.01  %
III                            98                         3
Martin Feldstein        159,419,1        99.01     1,599,23       0.99
                               93                         8
Hanna H. Gray           159,369,8        98.98     1,648,57       1.02
                               55                         6
James R. Houghton       159,416,5        99.01     1,601,91       0.99
                               21                         0
James L. Ketelsen       159,147,4        98.84     1,870,98       1.16
                               46                         5
William S. Lee          159,112,9        98.82     1,905,49       1.18
                               36                         5
Roberto G. Mendoza **   159,332,8        98.95     1,685,60       1.05
                               24                         7
Lee R. Raymond          159,363,8        98.97     1,654,55       1.03
                               79                         2
Richard D. Simmons      159,456,1        99.03     1,562,29       0.97
                               35                         6
John G. Smale           159,401,4        99.00     1,616,94       1.00
                               83                         8
Kurt F. Viermetz   **   159,391,8        98.99     1,626,54       1.01
                               86                         5
Rodney B. Wagner   **   159,385,6        98.99     1,632,77       1.01
                               58                         3
Dennis                  159,429,9        99.01     1,588,44       0.99
Weatherstone                   91                         0
Douglas C. Yearley      159,456,5        99.03     1,561,90       0.97
                               22                         9

*    Chairman of the Board and President
**   Vice Chairman of the Board

2. Approved the appointment of Price Waterhouse LLP as independent accountants to perform auditing functions during 1995. There were 160,087,714 shares in favor, or 99.79% of shares voting; 340,634 shares against, or 0.21% of shares voting; 590,083 shares abstained; and no shares reflecting broker nonvotes.

3. Approved the 1995 Stock Incentive Plan. There were 103,472,198 shares in favor, or 76.15% of shares voting; 32,399,831 shares against, or 23.85% of shares voting; 2,776,564 shares abstained; and 22,369,838 shares reflecting broker nonvotes.

4. Approved the 1995 Executive Officer Performance Plan. There were 139,830,035 shares in favor, or 88.66% of shares voting; 17,878,516 shares against, or 11.34% of shares voting; 3,309,880 shares abstained; and no shares reflecting broker nonvotes.

5. Defeated the stockholder proposal relating to cumulative voting. There were 103,765,604 shares against, or 75.97% of shares voting; 32,822,251 shares for, or 24.03% of shares voting; 2,060,738 shares abstained; and 22,369,838 shares reflecting broker nonvotes.


6. Defeated the stockholder proposal relating to political non-partisanship. There were 121,510,802 shares against, or 93.97% of shares voting; 7,802,472 shares for, or 6.03% of shares voting; 9,335,319 shares abstained; and 22,369,838 shares reflecting broker nonvotes.

7. Defeated the stockholder proposal relating to structural adjustment. There were 126,800,953 shares against, or 95.39% of shares voting; 6,133,515 shares for, or 4.61% of shares voting; 5,714,125 shares abstained; and 22,369,838 shares reflecting broker nonvotes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           10h.  Stock option award

           12.   Statement re computation of ratios
                 (incorporated by reference to Exhibit 12 to J.P. Morgan's post-effective amendment No. 2 to Form S-3, Registration
No. 33-55851)

           27.   Financial data schedule

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1995:

           January 12, 1995 (Items 5 and 7)
             Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month period and fiscal year ended December 31, 1994.

           February 14, 1995 (Items 5 and 7)
             Reported the issuance by J.P. Morgan of a press release responding to the ratings downgrade by Moody's Investors Service.

           February 27, 1995 (Items 5 and 7)
             Reported the issuance by J.P. Morgan of a press release responding to Standard & Poor's rating announcement.

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



DATE:  May 15, 1995

                             LIST OF EXHIBITS


EXHIBIT


10h.             Stock option award

27.              Financial data schedule