Form 10-Q
period 1995-06-30
MORGAN J P & CO INC
filed 1995-08-14
CIK 68100

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


(Mark one)

        (x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

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

     Number of shares outstanding of each of the registrant's classes of common stock at July 31, 1995:

Common Stock,  $2.50  Par Value                         187,888,760 Shares

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Financial statement information is set forth within this document on the pages indicated:
                                                                     Page
     Three-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated                                     3

     Six-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated                                     4

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated                                     5

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated                                     6

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated                                     7

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York                          8

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated                                     9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        Discussion of business sector results; Discussion of the financial condition and results of operations; Statements of consolidated average balances and net interest earnings of J.P. Morgan & Co. Incorporated ("J.P. Morgan") for the three months and six months ended June 30, 1995; and Table of asset and liability management derivatives are set forth on pages 19 through 36 herein.


PART II -- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                37

SIGNATURES                                                              38

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
___________________________________________________________________________
___________________________________
In millions,
except per share data                    Three months ended

___________________________________________________________________
                             June 30  June 30 Increase    March  Increase
                                1995     1994 (Decreas       31  (Decreas
                                                    e)     1995        e)

___________________________________________________________________
NET INTEREST REVENUE
Interest revenue              $2,405   $2,031     $374   $2,470    ($65)
Interest expense               1,897    1,491      406    1,970     (73)
___________________________________________________________________________
_________________
Net interest revenue             508      540     (32)      500        8

NONINTEREST REVENUE
Trading revenue                  305      228       77      303        2
Corporate finance revenue        117       87       30      114        3
Credit-related fees               41       55     (14)       43      (2)
Investment management fees       138      127       11      130        8
Operational service fees         140      140        -      140        -
Net investment securities         33       35      (2)        9       24
gains
Other revenue                    167      254     (87)      149       18
___________________________________________________________________________
_________________
Total noninterest revenue        941      926       15      888       53

Total revenue                  1,449    1,466     (17)    1,388       61

OPERATING EXPENSES
Employee compensation and
  benefits                       616      592       24      626     (10)
Net occupancy                     79       69       10       80      (1)
Technology and                   165      145       20      172      (7)
communications
Other expenses                   124      130      (6)      124        -
___________________________________________________________________________
_________________
Total operating expenses         984      936       48    1,002     (18)

Income before income taxes       465      530     (65)      386       79
Income taxes                     150      180     (30)      131       19
___________________________________________________________________________
_________________
Net income                       315      350     (35)      255       60

PER COMMON SHARE
Net income (a)                 $1.56    $1.73  ($0.17)    $1.27    $0.29
Dividends declared              0.75     0.68     0.07     0.75        -
___________________________________________________________________________
_________________

(a) Earnings per share amounts represent both primary and fully diluted earnings per share.

See notes to financial statements.


CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
___________________________________________________________________________
_______
In millions,
except per share data                    Six months ended

_______________________________________________________
                                   June 30      June 30     Increase
                                      1995         1994   (Decrease)

_______________________________________________________
NET INTEREST REVENUE
Interest revenue                    $4,875       $3,868       $1,007
Interest expense                     3,867        2,931          936
___________________________________________________________________________
_______
Net interest revenue                 1,008          937           71

NONINTEREST REVENUE
Trading revenue                        608          584           24
Corporate finance revenue              231          204           27
Credit-related fees                     84          111         (27)
Investment management fees             268          254           14
Operational service fees               280          284          (4)
Net investment securities               42          126         (84)
gains
Other revenue                          316          357         (41)
___________________________________________________________________________
_______
Total noninterest revenue            1,829        1,920         (91)

Total revenue                        2,837        2,857         (20)

OPERATING EXPENSES
Employee compensation and            1,242        1,140          102
benefits
Net occupancy                          159          133           26
Technology and communications          337          274           63
Other expenses                         248          241            7
___________________________________________________________________________
_______
Total operating expenses             1,986        1,788          198

Income before income taxes             851        1,069        (218)
Income taxes                           281          374         (93)
___________________________________________________________________________
_______
Net income                             570          695        (125)

PER COMMON SHARE
Net income (a)                       $2.83        $3.43      ($0.60)
Dividends declared                    1.50         1.36         0.14
___________________________________________________________________________
_______

(a) For the six months ended June 30, 1995, the earnings per share amount represents primary earnings per share; fully diluted earnings per share for the six months ended June 30, 1995, were $2.81. For the six months ended
June 30, 1994, the earnings per share amount represents both primary and fully diluted earnings per share.

 See notes to financial statements.


CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated
___________________________________________________________________________
______________
Dollars in millions                               June    March  December
                                                    30       31        31
                                                  1995     1995      1994

_______________________________________________________
ASSETS
Cash and due from banks                              $        $  $  2,210
                                                 1,812    1,153
Interest-earning deposits with banks             1,736    1,650     1,362
Debt investment securities available-for-sale
carried
  at fair value (cost: $20,133 at June 1995,    20,416   21,655    22,657
$21,428
  at March 1995, and $22,503 at December 1994)
Trading account assets                          68,259   68,198    57,065
Securities purchased under agreements to
resell
  ($26,127 at June 1995, $27,434 at March       26,209   27,478    21,350
1995, and
  $21,170 at December 1994) and federal funds
sold
Securities borrowed                             10,313   11,073    12,127
Loans                                           24,043   24,434    22,080
Less: allowance for credit losses                1,132    1,132     1,131
___________________________________________________________________________
______________
Net loans                                      22,911   23,302    20,949
Customers' acceptance liability                   266      658       586
Accrued interest and accounts receivable        3,214    3,011     5,028
Premises and equipment                          3,438    3,395     3,318
Less: accumulated depreciation                  1,420    1,361     1,302
___________________________________________________________________________
______________
Premises and equipment, net                     2,018    2,034     2,016
Other assets                                    9,406    6,865     9,567
___________________________________________________________________________
______________
Total assets                                   166,56  167,077   154,917
                                                    0
___________________________________________________________________________
______________
LIABILITIES
Noninterest-bearing deposits:
    In offices in the U.S.                      3,494    2,889     3,693
    In offices outside the U.S.                   995      682       767
Interest-bearing deposits:
    In offices in the U.S.                      2,156    2,015     1,826
    In offices outside the U.S.                38,671   41,238    36,799
___________________________________________________________________________
______________
Total deposits                                  45,316   46,824    43,085
Trading account liabilities                     42,404   45,210    36,407
Securities sold under agreements to repurchase
  ($32,864 at June 1995, $32,884 at March
1995, and                                       38,496   35,843    35,768
  $30,179 at December 1994) and federal funds
purchased
Commercial paper                                 1,903    2,309     3,507
Other liabilities for borrowed money            12,068   11,334    10,900
Accounts payable and accrued expenses            4,804    3,949     6,231
Liability on acceptances                           266      658       586
Long-term debt not qualifying as risk-based      5,759    5,009     3,605
capital
Other liabilities                                2,340    3,018     2,063
___________________________________________________________________________
______________
                                               153,35  154,154   142,152
                                                    6
Long-term debt qualifying as risk-based         3,333    3,283     3,197
capital
___________________________________________________________________________
______________

Total liabilities                              156,68  157,437   145,349
                                                    9

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares:
10,000,000):
  Adjustable rate cumulative preferred stock,
$100                                              244      244       244
  par value (issued and outstanding:
2,444,300)
  Variable cumulative preferred stock, $1,000
par                                               250      250       250
  value(issued and outstanding: 250,000)
Common stock, $2.50 par value (authorized
shares:
  500,000,000; issued: 200,674,673 at June
1995,                                             502      502       502
  200,672,173 at March 1995 and 200,668,373
at
  December 1994)
Capital surplus                                 1,441    1,448     1,452
Retained earnings                               7,315    7,149     7,044
Net unrealized gains on investment
securities, net of                                459      449       456
  taxes
Other                                             407      368       367
___________________________________________________________________________
______________
                                               10,618   10,410    10,315
Less: treasury stock (12,856,867 shares at
June 1995,
  13,272,339 shares at March 1995 and             747      770       747
12,966,917
  shares at December 1994) at cost
___________________________________________________________________________
______________
Total stockholders' equity                      9,871    9,640     9,568
___________________________________________________________________________
______________
Total liabilities and stockholders' equity     166,56  167,077   154,917
                                                    0
___________________________________________________________________________
______________
See notes to financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated
_____________________________________________________________________________
_________________
Dollars in millions                                Six months ended

____________________________
                                                     June 30     June 30
                                                        1995        1994

____________________________
PREFERRED STOCK
Adjustable rate cumulative preferred stock
Balance, January 1 and June 30                        $  244      $  244

Variable cumulative preferred stock
Balance, January 1 and June 30                           250         250
___________________________________________________________________________
_____________
Total preferred stock, June 30                           494         494
___________________________________________________________________________
_____________
COMMON STOCK
Balance, January 1                                       502         499
Shares issued under dividend reinvestment plan,
various                                                    -           2
  employee benefit plans, and conversion of
debentures
___________________________________________________________________________
_____________
Balance, June 30                                         502         501
___________________________________________________________________________
_____________
CAPITAL SURPLUS
Balance, January 1                                     1,452       1,393
Shares issued under dividend reinvestment plan,
various
  employee benefit plans, and conversion of             (11)          58
debentures,
  and income tax benefits associated with stock
options
___________________________________________________________________________
_____________
Balance, June 30                                       1,441       1,451

___________________________________________________________________________
_____________
RETAINED EARNINGS
Balance, January 1                                     7,044       6,386
Net income                                               570         695
Dividends declared on adjustable rate cumulative
preferred                                                (6)         (6)
  stock
Dividends declared on variable cumulative                (6)         (3)
preferred stock
Dividends declared on common stock                     (282)       (261)
Dividend equivalents on common stock issuable            (5)         (3)
___________________________________________________________________________
_____________
Balance, June 30                                       7,315       6,808
___________________________________________________________________________
_____________
NET UNREALIZED GAINS ON INVESTMENT SECURITIES, NET
OF TAXES
Balance, January 1                                       456       1,165
Net change in net unrealized gains, net of taxes           3       (480)
___________________________________________________________________________
_____________
Balance, June 30                                         459         685
___________________________________________________________________________
_____________
OTHER
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                       369         253
Accrued deferred stock awards                             61          52
Deferred stock awards distributed, net                  (20)        (11)
___________________________________________________________________________
_____________
Balance, June 30                                         410         294
___________________________________________________________________________
_____________
FOREIGN CURRENCY TRANSLATION
Balance, January 1                                       (2)         (3)
Translation adjustments                                  (1)         (1)
Income tax benefit                                         -           1
___________________________________________________________________________
_____________
Balance, June 30                                         (3)         (3)
___________________________________________________________________________
____________
Total other, June 30                                     407         291
___________________________________________________________________________
_____________
LESS: TREASURY STOCK
Balance, January 1                                       747         328
Purchases                                                103         229
Shares distributed under various employee benefit      (103)        (14)
plans
___________________________________________________________________________
_____________
Balance, June 30                                         747         543
___________________________________________________________________________
_____________
Total stockholders' equity, June 30                    9,871       9,687
___________________________________________________________________________
_____________
See notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated
_____________________________________________________________________________
___________
Dollars in millions                                  Six months ended

____________________________
                                                       June 30   June 30
                                                          1995      1994

____________________________
NET INCOME                                             $   570   $   695
Adjustments to reconcile to cash provided by (used
in)
  operating activities:
     Noncash items: depreciation, amortization,
deferred                                                   166       267
     income taxes, and stock award plans
     (Increase) decrease in assets:
       Trading account assets                         (11,258)  (16,561)
       Securities purchased under agreements to        (4,971)   (2,178)
resell
       Securities borrowed                               1,814     (758)
       Accrued interest and accounts receivable          1,812       649
     Increase (decrease) in liabilities:
       Trading account liabilities                       5,947    22,807
       Securities sold under agreements to               2,675   (7,916)
repurchase
       Accounts payable and accrued expenses           (1,449)     (485)
     Other changes in operating assets and               1,110   (3,308)
liabilities, net
     Net investment securities gains included in
cash flows                                                (42)     (126)
       from investing activities
___________________________________________________________________________
_____________
CASH USED IN OPERATING ACTIVITIES                      (3,626)    (6,914)
___________________________________________________________________________
_____________
Increase in interest-earning deposits with banks         (375)      (78)
Debt investment securities:
     Proceeds from sales                                24,147    30,388
     Proceeds from maturities, calls, and mandatory      1,035     1,716
redemptions
     Purchases                                        (21,142)  (32,083)
(Increase) decrease in federal funds sold                   98      (34)
Increase in loans                                      (1,997)   (1,633)
Payments for premises and equipment                      (105)     (160)
Other changes, net                                     (1,797)     (191)
___________________________________________________________________________
_____________
CASH USED IN INVESTING ACTIVITIES                        (136)   (2,075)
___________________________________________________________________________
_____________
Increase (decrease) in noninterest-bearing deposits         28     (433)
Increase in interest-bearing deposits                    2,166     3,729
Increase in federal funds purchased                         43     1,866
Increase (decrease) in commercial paper                (1,604)     1,310
Other liabilities for borrowed money:
     Proceeds                                            7,952     5,585
     Payments                                          (6,591)   (6,799)
Long-term debt:
     Proceeds                                            2,421     1,075
     Payments                                            (283)     (518)
Capital stock:
     Issued                                                  -        64
     Purchased or redeemed                               (103)     (229)
Dividends paid                                           (279)     (272)
Other changes, net                                       (508)     4,443
___________________________________________________________________________
_____________
CASH PROVIDED BY FINANCING ACTIVITIES                    3,242     9,821
___________________________________________________________________________
_____________
Effect of exchange rate changes on cash and due from       122        21
banks
___________________________________________________________________________
_____________
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS           (398)       853
Cash and due from banks at December 31, 1994 and         2,210     1,008
1993
___________________________________________________________________________
_____________
Cash and due from banks at June 30, 1995 and 1994        1,812     1,861
___________________________________________________________________________
_____________
Cash disbursements were made for:
     Interest                                           $3,717    $2,931
     Income taxes                                          257       889
___________________________________________________________________________
_____________
See notes to financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New
York
___________________________________________________________________________
___________________________________
Dollars in millions                                       June 30  December
                                                             1995        31
                                                                       1994

___________________________________________
ASSETS
Cash and due from banks                                         $        $
                                                            1,743    2,182
Interest-earning deposits with banks                        1,791    1,605
Debt investment securities available-for-sale carried at   17,590   21,292
fair value
Trading account assets                                     56,060   45,386
Securities purchased under agreements to resell
  and federal funds sold                                   17,396   16,562
Loans                                                      20,980   19,397
Less: allowance for credit losses                           1,027    1,025
___________________________________________________________________________
_________________
Net loans                                                  19,953   18,372
Customers' acceptance liability                               216      556
Accrued interest and accounts receivable                    3,182    3,594
Premises and equipment                                      3,054    2,967
Less: accumulated depreciation                              1,247    1,149
___________________________________________________________________________
_________________
Premises and equipment, net                                 1,807    1,818
Other assets                                                8,167    7,360
___________________________________________________________________________
_________________
Total assets                                              127,905  118,727
___________________________________________________________________________
_________________

LIABILITIES
Noninterest-bearing deposits:
    In offices in the U.S.                                  3,400    3,698
    In offices outside the U.S.                             1,030      770
Interest-bearing deposits:
    In offices in the U.S.                                  1,931    1,480
    In offices outside the U.S.                            38,444   38,566
___________________________________________________________________________
_________________
Total deposits                                             44,805   44,514
Trading account liabilities                                38,009   30,730
Securities sold under agreements to repurchase and
federal funds                                              21,290   22,099
  purchased
Other liabilities for borrowed money                        5,634    5,320
Accounts payable and accrued expenses                       3,448    2,902
Liability on acceptances                                      216      556
Long-term debt not qualifying as risk-based capital
(includes $779                                              3,167    1,968
  at 1995 and $630 at 1994 of notes payable to J.P.
Morgan)
Other liabilities                                           2,243    2,080
___________________________________________________________________________
_________________
                                                          118,812  110,169
Long-term debt qualifying as risk-based capital
(includes $1,025 at                                         1,224    1,249
  1995 and $1,030 at 1994 of notes payable to J.P.
Morgan)
___________________________________________________________________________
_________________
Total liabilities                                         120,036  111,418

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares:             -        -
2,500,000)
Common stock, $25 par value (authorized and outstanding
shares:                                                       250      250
  10,000,000)
Surplus                                                     2,820    2,670
Undivided profits                                           4,644    4,266
Net unrealized gains on investment securities, net of         158      124
taxes
Foreign currency translation                                  (3)      (1)
___________________________________________________________________________
_________________
Total stockholder's equity                                  7,869    7,309
___________________________________________________________________________
_________________
Total liabilities and stockholder's equity                127,905  118,727
___________________________________________________________________________
_________________

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

                                             Second      Six months
                                            quarter
In millions                            1995    1994    1995    1994
____________________________________________________________________________
________
INTEREST REVENUE
Deposits with banks                       $       $       $       $
                                         44      46     103      95
Debt investment securities (a)          373     291     771     563
Trading account assets                  782     672    1,61    1,27
                                                          1       4
Securities purchased under agreements
  to resell and federal funds sold      443     375     855     747
Securities borrowed                     187     136     401     251
Loans                                   436     339     851     673
Other sources, primarily risk-          140     172     283     265
adjusting swaps
___________________________________________________________________________
_______________________
Total interest revenue                 2,40    2,03    4,87    3,86
                                          5       1       5       8
____________________________________________________________________________
________
INTEREST EXPENSE
Deposits                                616     436    1,23     869
                                                          5
Trading account liabilities             332     294     761     561
Securities sold under agreements to
  repurchase and federal funds          605     546    1,20    1,10
purchased                                                 0       3
Other borrowed money                    204     153     415     278
Long-term debt                          140      62     256     120
___________________________________________________________________________
_______________________
Total interest expense                 1,89    1,49    3,86    2,93
                                          7       1       7       1
___________________________________________________________________________
_______________________
Net interest revenue                    508     540    1,00     937
                                                          8
____________________________________________________________________________
_______
(a) Interest revenue from debt investment securities included taxable revenue of $332 million and $688 million and revenue exempt from U.S. income taxes of $41 million and $83 million for the three months and six months ended June 30, 1995, respectively.

For the three months and six months ended June 30, 1995, net interest revenue associated with asset and liability management derivatives was approximately $110 million and $190 million, respectively. At June 30, 1995, approximately ($370) million of net deferred losses on closed derivative contracts used for asset and liability management purposes were recorded on the balance sheet. Such amount is primarily composed of net deferred losses on closed hedge contracts included in the amortized cost of the debt investment portfolio. As discussed in Note 5 to the financial statements, Investment Securities, the net unrealized appreciation associated with debt investment securities was $283 million at June 30, 1995. Net deferred losses are expected to amortize into Net interest revenue as follows: ($60) million - remainder of 1995; ($100) million - 1996; ($70) million - 1997; ($50) million - 1998; ($40) million
- 1999; ($30) million - 2000; and approximately ($20) million thereafter. The amount of net deferred gains or losses on closed derivative contracts will change from period to period, primarily due to amortization of such amounts to net interest revenue and the execution of our asset and liability management strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts.

4.   TRADING REVENUE

An analysis of trading revenue for the three months and six months ended June 30, 1995 and 1994, is presented in the following table. Reported Trading revenue does not include the net interest revenue associated with our trading activities. As our business objective is to maximize total revenue, trading-related net interest revenue should be considered when evaluating results. For additional information related to trading-related net interest revenue, refer to the trading revenue discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                          Second      Six months
                                         quarter
In millions                         1995    1994    1995    1994
____________________________________________________________________________
________
Swaps and other interest rate          $       $       $       $
contracts                            100     126     176     392
Debt instruments                      73     (3)     167      33
Foreign exchange spot and option      24      27      94      37
contracts
Equities and commodities             108      78     171     122
____________________________________________________________________________
________________________
Trading revenue                      305     228     608     584
____________________________________________________________________________
________


5.   INVESTMENT SECURITIES

Debt investment securities
A comparison of the cost and carrying values of debt investment securities available for sale and carried at fair value at June 30, 1995, follows.

                                                          Fair and
                                                          carrying
In millions                                       Cost       value
___________________________________________________________________________
_______
U.S. Treasury                                  $ 3,564      $ 3,645
U.S. government agency, principally             12,075       12,107
mortgage-backed
U.S. state and political subdivision             2,046        2,219
U.S. corporate and bank debt                       262          272
Foreign government*                              1,350        1,333
Foreign corporate and bank debt                    743          746
Other                                               93           94
___________________________________________________________________________
_______
Total debt investment securities                20,133      20,416
___________________________________________________________________________
_______
* Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development.

Net unrealized appreciation associated with debt investment securities available for sale carried at fair value at June 30, 1995, was $283 million, consisting of gross unrealized appreciation of $523 million and gross unrealized depreciation of $240 million. Such amounts represent the gross unrealized appreciation or depreciation on each debt security, including the effects of any related hedge. For additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities, see Note 7 to the financial statements, Off-balance-sheet financial instruments.

     The following table presents the components of Net realized investment securities gains.

                                          Second      Six months
                                         quarter
In millions                          1995   1994     1995   1994
___________________________________________________________________________
___
Gross realized gains from sales         $      $        $      $
                                      211    107      271    292
Gross realized losses from sales     (178   (88)     (229   (183
                                        )               )      )
Net gains on maturities, calls and
  mandatory redemptions                 -     16        -     17
___________________________________________________________________________
___
Net investment securities gains        33     35       42    126
___________________________________________________________________________
___

Equity investment securities
Net realized gains on the sale of equity investment securities of $132 million and $295 million included in Other revenue for the three months and six months ended June 30, 1995, respectively, include $148 million and $316 million of gross realized gains. Gross unrealized gains and losses as well as a comparison of the cost, fair value, and carrying value of marketable equity investment securities at June 30, 1995, follows.

                                    Gross      Gross        Fair
                                                             and
                                  unreali    unreali     carryin
                                      zed        zed           g
In millions               Cost      gains     losses       value
_________________________________________________________________________
_____
June 30, 1995             $210       $463          -        $673
_________________________________________________________________________
_____

Securities without available market quotations:
Nonmarketable equity investment securities, carried at a cost of $420 million, had an estimated fair value of $510 million at June 30, 1995.


6.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets and liabilities at June 30, 1995, and the average balance for the three-month and six-month periods ended June 30, 1995.

                                Carrying          Average
                                   value          balance
                                       ___________
_____________________________
                                June 30      Second       Six
In millions                        1995     quarter      months
                                              1995        1995
___________________________________________________________________________
_______
TRADING ACCOUNT ASSETS
 U.S. Treasury                  $ 5,823    $ 4,957    $ 6,571
 U.S. government agency           2,409      2,850      3,280
 Foreign government              19,852     19,615     20,194
 Corporate debt and equity       10,135      9,638      9,000
 Other securities                 3,371       6,036       4,276
 Interest rate and currency      14,087      14,717      13,250
swaps
 Foreign exchange contracts       5,880       6,945       5,901
 Interest rate futures and          366         308         235
forwards
 Commodity and equity             1,773       1,242       1,293
contracts
 Purchased option contracts       4,563       4,051       3,934
___________________________________________________________________________
_______
Total trading account assets     68,259     70,359     67,934
___________________________________________________________________________
_______
TRADING ACCOUNT LIABILITIES
 U.S. Treasury                    4,411       6,054       7,141
 Foreign government               8,716      10,354      10,175
 Corporate debt and equity        2,392       4,255       3,699
 Other securities                   813         535         852
 Interest rate and currency      14,266      13,312      12,053
swaps
 Foreign exchange contracts       5,341       5,574       4,771
 Interest rate futures and          418         373         281
forwards
 Commodity and equity             1,661       1,099       1,364
contracts
 Written option contracts         4,386       3,980       4,216
___________________________________________________________________________
_______
Total trading account            42,404      45,536     44,552
liabilities
___________________________________________________________________________
_______

7.   OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

Derivatives
Derivatives may be used either for trading or asset and liability management purposes. Accordingly, the notional amounts presented in the table below have been identified as relating to either trading or asset and liability management activities based on management's intent and ongoing usage. A summary of the credit exposure, which is represented by the positive market value associated with derivatives, after considering the benefit of approximately $21.8 billion of master netting agreements in effect at June 30, 1995, is also presented.

                                         Notional      Credit
In billions: June 30, 1995                amounts    exposure
___________________________________________________________________________
___________________
Interest rate and currency swaps
  Trading                                $  984.0
  Asset and liability                       283.4
management(a)(b)(c)
___________________________________________________________________________
___________________
  Total interest rate and currency        1,267.4       $14.1
swaps
___________________________________________________________________________
___________________
Foreign exchange spot, forward, and
  futures contracts
  Trading                                   452.0
  Asset and liability                        19.8
management(a)(b)
___________________________________________________________________________
___________________
  Total foreign exchange spot,
forward,                                    471.8         5.9
  and futures contracts
___________________________________________________________________________
___________________
Interest rate futures, forward rate
  agreements, and debt securities
forwards
  Trading                                   355.2
  Asset and liability management             15.7
___________________________________________________________________________
___________________
  Total interest rate futures,
forward rate                                370.9         0.3
  agreements, and debt securities
forwards
___________________________________________________________________________
___________________
Commodity and equity swaps, forward,
and                                          59.0         1.8
  futures contracts, all trading
___________________________________________________________________________
___________________
Purchased options(e)
  Trading                                   467.8
  Asset and liability management(a)           3.1
___________________________________________________________________________
___________________
  Total purchased options                   470.9         4.6
___________________________________________________________________________
___________________
Written options, all trading(f)             471.2
___________________________________________________________________________
___________________
Total credit exposure recorded as
  assets on the balance sheet                            26.7   (d
                                                                 )
___________________________________________________________________________

(a) The majority of J.P. Morgan's asset and liability management derivatives are transacted with independently managed J.P. Morgan derivatives dealers that function as intermediaries for credit and administrative purposes.
(b) The notional amounts of asset and liability management derivatives contracts conducted in the foreign exchange markets, primarily forward contracts, amounted to $22.4 billion at June 30, 1995, and were primarily denominated in the following currencies: Deutsche mark $4.9 billion, Japanese yen $3.9 billion, Italian lira $2.2 billion, Belgian franc $1.9 billion, British pound $2.1 billion, Spanish peseta $1.6 billion, Swiss franc $1.5 billion, and French franc $1.4 billion.
(c) The notional amount of risk-adjusting swaps was $263.7 billion at June 30, 1995.
(d) Total credit exposure related to derivatives increased from $19.5 billion at December 31, 1994, primarily due to the impact of the weakening of the U.S. dollar and declines in European and Japanese interest rates, partially offset by increased benefit from master netting agreements at June 30, 1995.
(e) At June 30, 1995, purchased options used for trading purposes included $370.8 billion of interest rate options, $66.0 billion of foreign exchange options, and $31.0 billion of commodity and equity options. Only interest rate options are used for asset and liability management purposes. Purchased options executed on an exchange amounted to $222.3 billion and those negotiated over-the-counter amounted to $248.6 billion at June 30, 1995.
(f) At June 30, 1995, written options used for trading purposes included $369.6 billion of interest rate options, $69.2 billion of foreign exchange options, and $32.4 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $194.1 billion and those negotiated over-the-counter amounted to $277.1 billion at June 30, 1995.

Asset and liability management derivatives
As an end user, J.P. Morgan utilizes derivative instruments in the execution of its asset and liability management strategies. Derivatives used for these purposes primarily include interest rate swaps, foreign exchange forward contracts, forward rate agreements, interest rate futures, and debt securities forwards. Derivatives are used to hedge or modify the interest rate characteristics of debt investment securities, loans, deposits, other liabilities for borrowed money, long-term debt, and other financial assets and liabilities. In addition, we utilize derivatives to adjust our overall interest rate risk profile primarily through the use of risk-adjusting swaps.
     Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $128 million at June 30, 1995. Gross unrealized gains and gross unrealized losses associated with open derivative contracts used for these purposes at June 30, 1995, are presented below. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt and debt investment securities, principally mortgage-backed securities. See Note 8 to the financial statements, Fair value of financial instruments.

                               Gross       Gross            Net
                           unrealize    unrealiz     unrealized
                                   d          ed
In millions                    gains      losses    gains/(loss
                                                            es)
___________________________________________________________________________
_______
Debt investment                 $ 28        $ 19           $  9
securities
Long-term debt                   199          59            140
Deposits                          30          48           (18)
Other financial                   29          32            (3)
instruments
___________________________________________________________________________
_______
Total                            286         158            128
___________________________________________________________________________
_______

Net unrealized gains associated with risk-adjusting swaps and their related hedges that are entered into to meet longer-term asset and liability management objectives approximated $0.6 billion at June 30, 1995. The net amount is composed of $3.5 billion of gross unrealized gains and $2.9 billion of gross unrealized losses. The unrealized gains and losses related to the derivative contracts used to hedge these risk-adjusting swaps were not material at June 30, 1995. There were no material terminations of risk-adjusting swaps during the three months and six months ended June 30, 1995.

Credit-related financial instruments
Credit-related financial instruments include commitments to extend credit, standby letters of credit and guarantees, and indemnifications in connection with securities lending activities. The contractual amounts of these instruments represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless. The credit risk associated with these instruments varies depending on the creditworthiness of the client and the value of any collateral held. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments.
     A summary of the contractual amount of credit-related financial instruments at June 30, 1995, is presented in the following table.

                                                    June 30
In billions                                            1995
_________________________________________________________________________
__
Commitments to extend credit                          $50.6
Standby letters of credit and guarantees               10.1
Securities lending indemnifications (a)                19.5
_________________________________________________________________________
__
(a) At June 30, 1995, J.P. Morgan held cash and other collateral of $19.4 billion in support of securities lending indemnifications.

Other
Consistent with industry practice, amounts receivable and payable for securities that have not reached the contractual settlement dates are recorded net on the consolidated balance sheet. Amounts receivable for securities sold of $29.3 billion were netted against amounts payable for securities purchased of $27.4 billion to arrive at a net trade date receivable of $1.9 billion, which was classified as Other assets on the consolidated balance sheet at June 30, 1995.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, J.P. Morgan estimates that the aggregate net fair value of all balance sheet and off-balance-sheet financial instruments exceeded associated net carrying values at June 30, 1995, by approximately $1.8 billion before considering income taxes, compared with $2.2 billion at December 31, 1994. Such amounts were primarily attributable to net appreciation on net loans and risk-adjusting swaps of $1.2 billion and $0.6 billion, respectively, at June 30, 1995 and $1.2 billion and $0.8 billion, respectively, at December 31, 1994.

9.   NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

Total nonperforming assets, net of charge-offs, at June 30, 1995, are presented in the following table.

                                                     June 30
In millions                                             1995
___________________________________________________________________________
_______
Nonaccrual loans:
  Commercial and industrial                             $127
  Other                                                   56
___________________________________________________________________________
_______
                                                         183
Restructuring countries                                    3
___________________________________________________________________________
_______________________
Total nonaccrual loans                                   186  (a
                                                               )
___________________________________________________________________________
_______
Other nonperforming assets                                 1
___________________________________________________________________________
_______
Total nonperforming assets                               187
___________________________________________________________________________
_______

An analysis of the effect of nonaccrual loans, net of charge-offs, on interest revenue in the three months and six months ended June 30, 1995, is presented in the following table.

                                          Second      Six months
                                         quarter
In millions                                 1995            1995
___________________________________________________________________________
_______
Interest revenue that would have
been recorded if accruing                     $4              $9
Less interest revenue recorded                 5              19
___________________________________________________________________________
_______________________
Positive impact of nonaccrual loans
on interest revenue                            1              10
___________________________________________________________________________
_______

An analysis of the allowance for credit losses at June 30, 1995, is presented in the following table.

                                         Second      Six months
                                        quarter
In millions                                1995            1995
___________________________________________________________________________
_______________________
Beginning of period balance              $1,132           $1,131
___________________________________________________________________________
_______________________
Recoveries                                   18               27
Charge-offs:
  Commercial and industrial                (14)             (20)
  Restructuring countries                     -                -
  Other                                     (4)              (6)
___________________________________________________________________________
_______
Net charge-offs                               -               1
___________________________________________________________________________
_______
Balance, June 30, 1995 (b)                1,132            1,132 (c)
___________________________________________________________________________
_______

(a) As of June 30, 1995, J.P. Morgan's nonaccrual loan balances do not require a related impairment allowance, as calculated in accordance with SFAS No. 114. Thus, the amount of total nonaccrual loans at June 30, 1995, for which there was no related allowance for credit losses in accordance with SFAS No. 114 was $186 million. For the three months and six months ended June 30, 1995, the average recorded investment in nonaccrual loans was $206 million and $208 million, respectively.
(b) In accordance with SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, an allowance is maintained that is considered adequate to absorb losses inherent in the existing portfolios of loans and other undertakings to extend credit, such as irrevocable unused loan commitments, or to make payments to others for which a client is ultimately liable, such as standby letters of credit and guarantees, commercial letters of credit and acceptances, and all other credit exposures, including derivatives. A judgment as to the adequacy of the allowance is made at the end of each quarterly reporting period.
(c) At June 30, 1995, the allocation of the allowance for credit losses was as follows: Specific allocation - borrowers in the U.S. $74 million, Specific allocation - borrowers outside the U.S. $111 million, Allocation to general risk $947 million.

10.   CORPORATE FINANCE AND OTHER REVENUE

In the second quarter of 1995 and 1994, Corporate finance revenue includes $41 million and $25 million, respectively, of underwriting revenue. For the six months ended June 30, 1995 and 1994, underwriting revenue was $63 million and $70 million, respectively.
     Other revenue of $167 million in the 1995 second quarter includes $132 million of net equity investment securities gains. Other revenue of $254 million in the 1994 second quarter includes net equity investment securities gains of $264 million, of which $255 million was generated from the sale of a portion of the firm's investment in Columbia/HCA common stock.
     For the six months ended June 30, 1995, Other revenue of $316 million primarily includes net equity investment securities gains of $295 million. Other revenue of $357 million for the six months ended June 30, 1994, primarily includes net equity investment securities gains of $361 million and $54 million of hedging losses related to the management of non-trading foreign currency exposures.


11.   INCOME TAXES

Income tax expense in the 1995 second quarter reflects a 32% effective tax rate, compared to a 34% effective tax rate in the 1994 second quarter. For the six months ended June 30, 1995, the effective tax rate was 33% versus 35% for the comparable 1994 period. Income tax expense related to net investment securities gains was approximately $13 million and $17 million for the three months and six months ended June 30, 1995, respectively, compared with approximately $14 million and $52 million for the respective 1994 periods, and was computed at a rate of approximately 41%.
     The valuation allowance to reduce deferred tax assets to the amount expected to be realized totaled $140 million at December 31, 1994. The valuation allowance is primarily related to the ability to recognize tax benefits associated with foreign operations. The balance of the valuation allowance has not changed materially since December 31, 1994.


12.   COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets carried at approximately $51.0 billion in the consolidated balance sheet at June 30, 1995, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

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


                                                          Second
                                                         quarter
Dollars in millions                            1995         1994
___________________________________________________________________________
____
Adjusted net income                           $ 310         $ 346


Primary earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period          198,241,30     200,011,0
                                                  1            49

Fully diluted earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period          198,920,49     200,011,1
                                                  9            11


___________________________________________________________________________
____

                                                      Six months
Dollars in millions                            1995         1994
___________________________________________________________________________
____
Adjusted net income                           $ 559          $687

Primary earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period          197,724,06     200,473,4
                                                  9            03

Fully diluted earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period          199,082,09     200,473,7
                                                  5            49
___________________________________________________________________________
____

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan & Co. Incorporated reported net income of $315 million in the second quarter of 1995, down 10% from the second quarter of 1994. Net income in the first quarter of this year was $255 million, including a special charge of $55 million ($33 million after tax, or $0.17 per share) related primarily to severance. Second quarter earnings per share were $1.56 versus $1.73 a year earlier and $1.27 in the 1995 first quarter.
   Net income for the first six months of 1995 totaled $570 million, including the special charge, compared with $695 million in the first six months of 1994. Six-month earnings per share were $2.83 versus $3.43 a year ago.


SECOND QUARTER RESULTS AT A GLANCE


                                                        First
 In millions of dollars,         Second quarter       quarter
 except per share data           1995        1994        1995
___________________________________________________________________________
__
 Revenues                      $1,449      $1,466     $ 1,388
 Operating expenses             (984)       (936)     (1,002)
 Income taxes                   (150)       (180)       (131)
___________________________________________________________________________
___
 Net income                    $  315      $  350      $  255
 Net income per share          $ 1.56      $ 1.73      $ 1.27
___________________________________________________________________________
___
 Dividends declared per        $ 0.75      $ 0.68      $ 0.75
 share
_________________________________________________________________________
_____

  REVENUES in the second quarter were approximately even with those of a year ago:
     -Combined trading and related net interest revenue rose 10% to
      $333 million.
     -Corporate finance revenue was up 34% to $117 million. Morgan's market share in capital raising grew, and advisory fees increased. Investment management fees also rose, while credit-related fees were lower.
     -Net equity investment securities gains were $132 million in the second quarter versus $264 million in the corresponding 1994 quarter.
  OPERATING EXPENSES rose 5% from a year ago.
  IN OTHER DEVELOPMENTS, J.P. Morgan has agreed to sell its U.S., U.K., and global securities custody businesses, its local custody and securities clearing businesses in Continental Europe, and its U.S. commercial paper issuing and paying agency business. The firm also announced that it would outsource certain cash and check-processing services. These activities, which represented approximately 5% of consolidated total revenue for the six month period ended June 30, 1995, are expected to produce a net gain, to be recorded over time, and are expected to have no material effect on Morgan's ongoing consolidated results.

BUSINESS SECTOR RESULTS
The firm reports financial results for five business sectors. Three are oriented toward client services: Asset Management and Servicing, Finance and Advisory, and Sales and Trading. The Equity Investments sector comprises management of the firm's own portfolio of equity securities. The Asset and Liability Management sector covers the management of the firm's overall interest rate exposure. These five sectors generally reflect the way we operate but do not correspond exactly with the firm's organizational structure. Presented below are the summary results for each sector for the three months ended June 30, 1995 and 1994 and the six months ended June 30, 1995 and 1994.

             Asset                          Asset
             Manageme  Financ Sales  Equit  and
             nt        e             y
             and       and    and    Inves  Liabilit  Corpora  Consol
                                     t-     y         te       i-
In millions  Servici   Adviso Tradi  ments  Manageme  Items    dated
             ng        ry     ng            nt
___________________________________________________________________________
____________
Second
quarter
1995
Total            $418   $367   $344     $151     $290    ($121)  $1,449
revenue
Total             347    289    289        6       25        28     984
expenses
___________________________________________________________________________
_____________
Pretax             71     78     55      145      265     (149)     465
income
___________________________________________________________________________
_____________
Second
quarter
1994
Total             424    263    278      267      216        18   1,466
revenue
Total             311    273    289        7       24        32     936
expenses
___________________________________________________________________________
____________
Pretax            113   (10)   (11)      260      192      (14)     530
income

___________________________________________________________________________
_____________
Six months
1995
Total             828    687    729      324      530     (261)   2,837
revenue
Total             671    565    584       12       48       106   1,986
expenses
___________________________________________________________________________
_____________
Pretax            157    122    145      312      482     (367)     851
income
___________________________________________________________________________
_____________
Six months
1994
Total             858    555    598      374      497      (25)   2,857
revenue
Total             612    517    546       12       46        55   1,788
expenses
___________________________________________________________________________
_____________
Pretax            246     38     52      362      451      (80)   1,069
income
___________________________________________________________________________
__________________
Notes:
(1)  The firm's management reporting system and policies were used to determine the revenues and
expenses directly attributable to each sector on a taxable-equivalent basis.  In addition, earnings
on stockholders' equity and certain overhead expenses not allocated for management reporting purposes were allocated to each business sector.
Earnings on stockholders' equity were allocated based on management's assessment of the inherent risk of each sector.  Overhead expenses were allocated based primarily on staff levels and represent costs associated with various support functions that exist for the benefit of the firm as a whole.
(2)  In the three months ended June 30, 1995 and 1994, $150 million and
$180 million, respectively, related to income taxes were not allocated to the business sectors. In the six months ended June 30, 1995 and 1994, $281 million and $374 million respectively, related to income taxes were not allocated to the business sectors.


Asset Management and Servicing
The Asset Management and Servicing sector recorded pretax income of $71 million in the second quarter of 1995 compared with $113 million in the year-earlier period, a decrease of $42 million or 37%. Revenues of $418 million in the second quarter of 1995 were essentially unchanged from the $424 million in the second quarter of 1994. Revenues from securities-related services declined, primarily due to lower securities lending fees, while revenues from asset management increased reflecting an increase in assets under management, primarily from net new business.
     Expenses associated with the Asset Management and Servicing sector were $347 million in the second quarter of 1995 compared with $311 million
in the second quarter of 1994.   The 12% increase in expenses primarily
relates to higher employee compensation and benefits associated with an increase in staff levels.
     Revenues of $828 million for the six month period decreased $30 million from 1994. Expenses for the six month period ended June 30, 1995 increased 10% from 1994 to $671 million.
     As previously reported, J.P. Morgan agreed to sell its U.S., U.K., and global securities custody businesses, its local custody and securities clearing businesses in Continental Europe, and its U.S. commercial paper issuing and paying agency business. J.P. Morgan also announced that it would outsource certain cash and check-processing services. The moves reflect a sharpening of the firm's strategic focus on core global banking activities. These activities represented approximately 20% of the Asset Management and Servicing sector revenues for the six month period ended June 30, 1995.
     We will continue to provide operational services that complement our core global banking activities, such as the administration of American and other depositary receipts as well as U.S. money transfer, and global trust and agency services. J.P. Morgan's role as operator of the Euroclear System, the world's largest clearance and settlement system for internationally traded securities, will not be affected by these actions.

Finance and Advisory
The Finance and Advisory sector recorded pretax income of $78 million in the second quarter of 1995 compared with a loss of $10 million a year ago. Total revenue in the second quarter increased 40% to $367 million from $263 million in the second quarter of 1994 due to higher equities revenues, primarily from equity derivatives. Revenues from our underwriting activity and higher advisory and syndication fees also contributed to the increase.
     Expenses in the second quarter for the Finance and Advisory sector were $289 million compared with $273 million in the second quarter of 1994, an increase of 6% due primarily to increased staff levels.
     Revenues for the six month period increased $132 million from 1994. Expenses for the same period increased $48 million or 9% from 1994.

Sales and Trading
The Sales and Trading sector recorded pretax income of $55 million in the second quarter of 1995 up $66 million from the $11 million pretax loss in the 1994 second quarter. Total revenue in the second quarter of 1995 was $344 million compared with $278 million in the second quarter of 1994. The increase in revenues reflects improved performance in Latin America and Asia that was partially offset by mortgage-backed securities results.
     Total expenses for the Sales and Trading sector of $289 million were unchanged from the second quarter of 1994.
     Total revenue of $729 million for the six months was an increase of $131 million from 1994. Total expenses increased $38 million or 7% from last year.

Equity Investments
Equity Investments recorded pretax income of $145 million in the second quarter of 1995 compared with $260 million in the second quarter of 1994. Total revenue was $151 million, compared with $267 million in the second quarter of 1994. The 1995 second quarter reflected net equity investment securities gains of $132 million, versus $264 million in the year-earlier quarter, when $255 million was generated from the sale of a portion of the firm's investment in Columbia / HCA Corporation common stock. Total revenue for the six month period was $324 million compared with $374 million in 1994. Net unrealized appreciation on the combined portfolio of marketable and nonmarketable equity investment securities was $553 million at June 30, 1995, compared with $596 million at March 31, 1995.
     The results of the Equity Investment portfolio are also evaluated on an economic basis using total return. In the second quarter of 1995, total return was $108 million. Total return for the six months ended June 30, 1995, was $205 million. As our investment strategy covers a longer-term horizon, total return viewed over short periods will reflect the impact of short-term market movements, including industry specific events.

Asset and Liability Management
Asset and Liability Management recorded pretax income of $265 million in the second quarter of 1995 compared with $192 million in the same period a year ago. Total revenue, which primarily includes net interest revenue and net investment securities gains, was $290 million and $216 million for the second quarter of 1995 and 1994 respectively, with the increase due primarily to activities in the United States. Total unrealized appreciation on asset and liability management financial instruments, principally risk adjusting swaps and debt investment securities, was $701 million at June 30, 1995, and $961 million at March 31, 1995. The decline in unrealized appreciation was primarily due to the recognition of net interest revenue. Total revenue increased $33 million to $530 million for the six month period ended June 30, 1995.
     As our objective in Asset and Liability Management is to create longer-term value through the management of interest rate risk related to J.P. Morgan's assets, liabilities, and off-balance-sheet activities, the performance of the Asset and Liability Management sector, similar to that of the Equity Investments sector, is evaluated on an economic basis using total return. Total return in the second quarter of 1995 was $30 million. Total return for the six month period ended June 30, 1995 was $159 million.
     During the twelve months ended June 30, 1995, monthly value at risk averaged approximately $95 million and ranged from approximately $76 million to $111 million. (This equates to average daily earnings at risk of approximately $21 million and a range of approximately $17 million to $24 million.) During the same twelve-month period, monthly total return was consistently within the range of monthly value at risk.

Corporate Items
Corporate Items consists of intercompany eliminations, the taxable equivalent adjustment, which is calculated to gross-up tax exempt interest on a taxable basis, and certain revenue and expense items that have not been allocated to the sectors. Because of the nature of these items, revenues and expenses will vary from period to period.
     Corporate Items in the second quarter of 1995 consisted primarily of intercompany eliminations and the taxable equivalent adjustment of $27 million. Corporate Items for the second quarter of 1994 included $50 million in interest revenue associated with income tax refunds, past due interest claims from Brazil, the taxable equivalent adjustment of $30 million, and intercompany eliminations. Corporate Items for the six months of 1995 consisted primarily of intercompany eliminations, the taxable equivalent adjustment of $56 million, a $55 million charge related primarily to severance, and other items not allocated to sectors.

FINANCIAL STATEMENT ANALYSIS

REVENUES
Revenues totaled $1.449 billion in the second quarter of 1995, compared with $1.466 billion a year earlier.
     Net interest revenue totaled $508 million in the second quarter of 1995, compared with $540 million in the year-earlier quarter. The 1994 quarter included approximately $35 million of past-due interest payments on Brazilian assets and $50 million in interest revenue associated with income tax refunds. Excluding these items, net interest revenue rose 12% from the 1994 second quarter, primarily due to asset and liability management activities, principally in the United States. Net interest revenue for the first six months of 1995 was $1.008 billion compared with $937 million earned in the first six months of 1994. Excluding $105 million related to past-due interest on Brazilian and Argentine assets and the interest on income tax refunds, net interest revenue increased 21% from the first half of 1994.
     The following table provides J.P. Morgan's interest-rate-sensitivity gap at June 30, 1995, including the asset and liability interest-rate-sensitivity gap and the effect of derivatives on the gap. The resulting interest-rate-sensitivity gap is presented by U.S. dollar and non-U.S. dollar currency components and reflects J.P. Morgan's market outlook at June 30, 1995. Significant variances in interest rate sensitivity may exist at other dates not presented in the table. Amounts in parentheses reflect liability sensitive positions.

By repricing or maturity dates
___________________________________________________________________________
________________________
                                             After    After
                                               six      one
                                            months     year
                                 Within        but      but     After
                                    six     within   within      five
In millions                      months        one     five     years
                                              year
___________________________________________________________________________
________________________
JUNE 30, 1995
Asset and liability interest-
  rate-sensitivity gap          $(1,459   $(2,570    $8,060    $4,844
                                      )         )
Derivatives affecting interest
  rate sensitivity                1,224     5,124    (6,962       613
                                                          )
___________________________________________________________________________
________________________
Interest-rate-sensitivity gap    (235)      2,554     1,098     5,457
(a)
___________________________________________________________________________
________________________
(a) Components of interest-
rate-
    sensitivity gap:
      U.S. dollar                (301)    (2,344)       516    5,529
      Non-U.S. dollar*              66      4,898       582     (72)
___________________________________________________________________________
_______________
      Total                      (235)      2,554     1,098     5,457
___________________________________________________________________________
_______________
* Primarily yen, deutsche mark, French franc, Belgian franc, and sterling positions.

Trading revenue increased 34% to $305 million from the second quarter of 1994. Reported trading revenue does not include net interest revenue associated with trading activities, which was $28 million in the second quarter of 1995 and $74 million in the second quarter of 1994. In the first six months of 1995 trading revenue was $608 million, compared with $584 million in the 1994 first half. The following presents an analysis of trading results, including the related amount of net interest revenue, in the principal markets in which we participate, for the three months and six months ended June 30, 1995 and 1994.


                                          Foreign
                    Swaps and            exchange
                        other            spot and  Equities
                     interest      Debt    option       and
                         rate
In millions         contracts instrumen  contract commoditi    Total
                                     ts         s        es
___________________________________________________________________________
_______

SECOND QUARTER
1995
Trading revenue          $100      $ 73      $ 24      $108     $305
Net interest                6        63       (1)      (40)       28
revenue
___________________________________________________________________________
_______
Combined total            106       136        23        68      333

___________________________________________________________________________
_______
SECOND QUARTER
1994
Trading revenue           126       (3)        27        78      228
Net interest                6        87       (5)      (14)       74
revenue
___________________________________________________________________________
_______
Combined total            132        84        22        64      302

___________________________________________________________________________
_______
SIX MONTHS 1995
Trading revenue           176       167        94       171      608
Net interest               13       131       (2)      (53)       89
revenue
___________________________________________________________________________
_______
Combined total            189       298        92       118      697

___________________________________________________________________________
_______
SIX MONTHS 1994
Trading revenue           392        33        37       122      584
Net interest               15       144      (10)      (30)      119
revenue
___________________________________________________________________________
_______
Combined total            407       177        27        92      703
___________________________________________________________________________
________


Combined trading and related net interest revenue rose 10% to $333 million from a year earlier. Combined revenue from debt instruments was $136 million, an increase of $52 million from a year earlier, with improved performance in Latin America and Asia that was partially offset by mortgage-backed securities results. Combined revenue from equities and commodities was up slightly in the second quarter, as was combined revenue from foreign exchange. Combined trading and net interest revenue from swaps and other interest rate contracts totaled $106 million versus $132 million a year ago. Combined trading and related net interest revenue for the first six months of 1995 was $697 million, compared with $703 million in the same period in 1994.

Market risk profile
J.P. Morgan employs a value at risk methodology to estimate the potential losses that could arise from adverse changes in market conditions within a 95% confidence interval, referred to as "Daily Earnings at Risk" (DEaR). The DEaR estimate for our combined trading activities averaged approximately $16 million for the twelve-month period ended June 30, 1995, and ranged from approximately $10 million to $31 million. Daily combined trading-related revenue averaged $6.2 million during the twelve-month period ended June 30, 1995. The frequency distribution of daily revenues around this average, relative to related DEaR estimates, fell within our expected confidence bands.

Corporate finance revenue rose 34% to $117 million in the second quarter from the year-earlier quarter. Underwriting revenue totaled $41 million, 64% higher than the corresponding 1994 quarter, and advisory and syndication fees increased 23% to $76 million. Corporate finance revenue for the first six months of 1995 was $231 million, compared with $204 million for the six months of 1994. Underwriting revenue for the first six months of 1995 was $63 million, versus $70 million in the comparable 1994 period.
   Credit-related fees were $41 million in the second quarter, 25% lower than in the second quarter of 1994, primarily due to lower securities lending revenue. In the first six months of this year, credit-related fees were $84 million compared with $111 million in the same period of 1994.
   Investment management fees increased 9% to $138 million from a year earlier, reflecting an increase in assets under management, primarily from net new business. The six-month total increased 6% to $268 million.

   Operational service fees in the second quarter totaled $140 million, unchanged from a year ago. For the first six months of 1995, operational service fees were $280 million, versus $284 million in the 1994 period.
     Net investment securities gains were $33 million in the second quarter, compared with net gains of $35 million in the second quarter of 1994. For the 1995 six-month period, net investment securities gains were $42 million, compared with $126 million in the first six months of 1994.
     Other revenue was $167 million in the second quarter, compared with $254 million in the 1994 second quarter. The 1995 second quarter reflected net equity investment securities gains of $132 million, versus $264 million in the year-earlier quarter, when $255 million was generated from the sale of a portion of the firm's investment in Columbia/HCA Corporation common stock. For the first six months of 1995, other revenue was $316 million, versus $357 million in the comparable 1994 period. Net equity investment securities gains in the first half were $295 million, compared with $361 million for the first six months of 1994.

OPERATING EXPENSES
Operating expenses were $984 million in the second quarter of 1995, 5% higher than a year earlier. The weakening in the dollar's value accounted for 3 percentage points of the increase. Employee compensation and benefits expenses rose, mostly due to an increase in salary expense reflecting growth in staff from a year ago. Technology and communications expenses were $165 million, 14% higher than a year ago, mainly reflecting expenditures on business support and development and increases in market information costs.
     Expense management initiatives begun in the first quarter of 1995 continued into the second quarter. Excluding the special charge in the first quarter of 1995, operating expenses rose 4% from the prior quarter because of an increase in accrued incentive compensation in line with higher earnings. Expenses other than employee compensation and benefits were lower than in the first quarter of 1995. At June 30, 1995, staff totaled 16,267 employees compared with 17,055 employees at December 31, 1994.
     Operating expenses in the first six months of 1995, including the $55 million charge in the first quarter, increased 11% to $1.986 billion. Excluding the special charge, operating expenses rose 8% from the comparable 1994 period.
     Income tax expense of $150 million in the second quarter reflects an effective tax rate of 32%, down from an effective tax rate of 34% in the second quarter of 1994. For the six months ended June 30, 1995, the effective tax rate was 33% versus 35% for the comparable 1994 period.

ASSETS
Total assets were $167 billion at June 30, 1995, unchanged from the total at March 31, 1995. Nonperforming assets decreased by $30 million to $187 million during the second quarter as new classifications were more than offset by charge-offs, and sales and repayments. No provision for credit losses was deemed necessary in the 1995 second quarter. The allowance for credit losses was $1.132 billion at June 30, 1995.

FOREIGN-COUNTRY-RELATED OUTSTANDINGS
Foreign-country-related outstandings represent outstandings to foreign borrowers that are denominated in U.S. dollars or currencies other than the borrower's local currency or, in the case of a guarantee, other than the guarantor's local currency. Countries in which J.P. Morgan's outstandings exceeded 1.0% of total assets at June 30, 1995, are listed in the following table. Outstandings include loans, interest-earning deposits with banks, investment securities, customers' acceptance liability, securities purchased under agreements to resell, trading account securities, accrued interest, and other monetary assets. Outstandings generally are distributed according to the location of the borrower. In the case of guaranteed outstandings or when tangible, liquid collateral is held and realizable outside the obligor's country, distribution is generally made according to the location of the guarantor or the location where the collateral is held and realizable.


In millions                        Cross-border outstandings (a
                                                             )
   _____________________________________________________________________
United Kingdom                                        $5,552
France                                                 2,831
   _____________________________________________________________________
   At June 30, 1995, Switzerland's cross-border outstandings were $1,449 million, between 0.75% and 1.0% of total assets.


(a) Mexican cross-border outstandings at June 30, 1995, were $917 million, less than 0.75% of total assets. Not included in Mexican cross-border outstandings are United Mexican States (UMS) bonds, substantially all of which have been sold forward, that are collateralized by U.S. Treasury securities. If the book value of these bonds, which is discussed below, had been included, total Mexican cross-border outstandings would have exceeded 1.0% of total assets at June 30, 1995.

The UMS bonds are collateralized as to principal by zero-coupon U.S. Treasury securities with face value equal to the face value of the underlying bonds. The collateral, which will become available when the UMS bonds mature, is pledged to the holders of the bonds and is held by the Federal Reserve Bank of New York.

                                                            U.S.
                                                           Treasu
                                                             ry
     In millions                    UMS bonds          collateral

______________________________________                  __________________

                            Book    Face   Market             Fair
                           value   value    value            value
___________________________________________________________________________
________________________
      JUNE 30, 1995
      Due in 2008         $1,093  $1,128     $996             $477
      Due in 2019            941   1,165      833              205

___________________________________________________________________________
_______

CAPITAL
                            June 30    March 31      December     June 30
                                                           31
Dollars in billions            1995        1995          1994        1994
_____________________________________________________________________________
_________________

Total stockholders' equity     $ 9.9       $ 9.6       $ 9.6        $ 9.7

Annualized rate of return
on
  average common                13.4 %      11.1 %       8.1  %      14.8 %
stockholders'
  equity (a) (b)
As percent of period-end
total
  assets:
  Common equity                  5.6         5.5         5.9          5.8
  Total equity                   5.9         5.8         6.2          6.1

Book value per common         $48.14      $47.19      $46.73       $46.86
share (c)

Risk-based capital:
Tier 1 risk-based capital      $ 8.6       $ 8.4       $ 8.3        $ 8.2
Total risk-based capital        12.7        12.4        12.2         11.9
Risk adjusted assets            99.0        94.1        86.2         87.9

Capital ratios:
J.P. Morgan
Tier 1 ratio                     8.7 %       8.9 %       9.6  %       9.3 %
Total ratio                     12.8        13.2        14.2         13.5
Leverage ratio                   6.0         5.9         6.5          6.2

Morgan Guaranty Trust
Company of New York
Tier 1 ratio                     8.3 %       8.2 %       9.7  %       9.3 %
Total ratio                     10.7        10.6        12.6         12.6
Leverage ratio                   5.2         5.1         5.5          5.2
___________________________________________________________________________
_________________________
(a)  Represents the annualized rate of return on average common stockholders' equity for the three months ended June 30, 1995, March 31,
1995, December 31, 1994, and June 30, 1994.  Excluding the impact of SFAS
No. 115, the annualized rate of return on average common stockholders'
equity would have been 14.1%, 11.7%, 8.6% and 16.6% for the three months ended June 30, 1995, March 31, 1995, December 31, 1994, and June 30, 1994,
respectively.
(b)  The annualized rate of return on average common stockholders' equity for the six months ended June 30, 1995 and 1994 was 12.3% and 14.8%,
respectively.   Excluding the impact of SFAS No. 115, the annualized rate
of return on average common stockholders' equity would have been 12.9% and
16.7% for the six months ended June 30, 1995 and 1994, respectively.
(c)  Excluding the impact of SFAS No. 115, the book value per common share would have been $45.78, $44.87, $44.39 and $43.36 for the three months ended June 30, 1995, March 31, 1995, December 31, 1994, and June 30, 1994,
respectively.


J.P. Morgan's risk-based capital and leverage ratios remain well above the minimum standards set by the Federal Reserve Board. In accordance with the Federal Reserve Board guidelines, the risk-based capital and leverage ratios exclude the equity, assets and off-balance-sheet exposures of J.P. Morgan Securities, Inc. and the effect of SFAS No. 115.
     At June 30, 1995, stockholders' equity included approximately $459 million of net unrealized appreciation on debt investment and marketable equity investment securities, net the related deferred tax liability of $287 million. This compares with $449 million of net unrealized appreciation at March 31, 1995. The unrealized appreciation on debt investment securities was $283 million and $227 million at June 30, 1995, and at March 31, 1995, respectively. The unrealized appreciation on marketable equity investment securities was $463 million at June 30, 1995, and $498 million at March 31, 1995.

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
___________________________________________________________________________
_________________
Dollars in millions,           Three months ended
interest and average rates     ______________________________________________
                               _________
on a taxable-equivalent basis  June 30, 1995           June 30, 1994
                               ______________________________________________
                               _________
                                Avera         Averag    Avera         Avera
                                   ge              e       ge            ge
                                balan Intere    rate    balan Intere   rate
                                   ce     st               ce     st
                               ______________________________________________
                               _________
ASSETS
Interest-earning deposits with
banks,                              $   $ 44   10.68 %      $   $ 46   8.42  %
  mainly in offices outside     1,652                   2,192
the U.S.
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury               2,785     43    6.19    1,536     19   4.96
    U.S. state and political
      subdivision               2,066     64   12.43    2,231     68  12.23
    Other                       11,49    215    7.51    10,24    125   4.89
                                    0                       5
Debt investment securities in
offices                         4,318     73    6.78    6,232    104   6.69
  outside the U.S. (a)
Trading account assets:
    In offices in the U.S.      12,39    203    6.57    14,62    243   6.67
                                    7                       1
    In offices outside the      23,58    580    9.86    25,14    429   6.84
U.S.                                5                       9
Securities purchased under
agreements
  to resell and federal funds   30,24    443    5.87    31,71    375   4.74
sold,                               6                       7
  mainly in offices in the
U.S.
Securities borrowed in offices
in                              12,89    187    5.81    14,71    136   3.71
  the U.S.                          9                       4
Loans:
    In offices in the U.S.      6,602    115    6.99    7,807    106   5.45
    In offices outside the      18,03    325    7.23    16,16    238   5.91
U.S.                                7                       1
Other interest-earning assets
(b):
    In offices in the U.S.      1,128     72       *      924     49      *
    In offices outside the      1,030     68       *      648    123      *
U.S.
___________________________________________________________________________
________________
Total interest-earning assets   128,2  2,432    7.61    134,1  2,061    6.16
                                   35                      77
Allowance for credit losses     (1,13                   (1,14
                                   2)                      2)
Cash and due from banks         1,829                   1,882
Other noninterest-earning       45,57                   38,71
assets                              0                       3
___________________________________________________________________________
_________________
Total assets                    174,5                   173,6
                                   02                      30
___________________________________________________________________________
_________________
Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and
Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended June 30,
1995 and 1994.

(a) For the three months ended June 30, 1995 and 1994, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

*  Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
_____________________________________________________________________________
_______________
Dollars in millions,           Three months ended
interest and average rates     ______________________________________________
                               _________
on a taxable-equivalent basis  June 30, 1995           June 30, 1994
                               ______________________________________________
                               _________
                                Avera         Averag    Avera         Averag
                                   ge              e       ge              e
                                balan Intere    rate    balan Intere    rate
                                   ce     st               ce     st
                               ______________________________________________
                               _________
LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing deposits:
    In offices in the U.S.          $   $ 28    5.14 %      $   $ 26    4.68 %
                                2,184                   2,230
    In offices outside the      42,39    588    5.56    34,59    410    4.75
U.S.                                0                       8
Trading account liabilities:
    In offices in the U.S.      6,871    108    6.30    7,852    122    6.23
    In offices outside the      10,96    224    8.20    10,78    172    6.40
U.S.                                3                       3
Securities sold under
agreements to
  repurchase and federal funds
  purchased, mainly in offices  39,45    605    6.15    51,24    546    4.27
in                                  8                       8
  the U.S.
Commercial paper, mainly in
offices                         2,634     40    6.09    4,434     44    3.98
  in the U.S.
Other interest-bearing
liabilities:
    In offices in the U.S.      9,254    146    6.33    7,558     79    4.19
    In offices outside the      1,731     18    4.17    2,314     30    5.20
U.S.
Long-term debt,
  mainly in offices in the      8,692    140    6.46    5,570     62    4.46
U.S.
___________________________________________________________________________
_________________
Total interest-bearing           124,  1,897    6.13   126,5   1,491   4.72
liabilities                       177                     87
Noninterest-bearing deposits:
    In offices in the U.S.       3,33                  4,005
                                    0
    In offices outside the       1,36                  1,754
U.S.                                3
Other noninterest-bearing
  liabilities                    35,8                  31,46
                                   83                      0
___________________________________________________________________________
_________________
Total liabilities               164,7                   163,8
                                   53                      06
Stockholders' equity            9,749                   9,824
___________________________________________________________________________
_________________
Total liabilities and
stockholders'                   174,5                   173,6
  equity                           02                      30

Net yield on interest-earning                   1.67                    1.70
assets
___________________________________________________________________________
_________________
Net interest earnings                    535                     570
___________________________________________________________________________
_________________


CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
___________________________________________________________________________
_________________
Dollars in millions,           Six months ended
interest and average rates     ______________________________________________
                               _________
on a taxable-equivalent basis  June 30, 1995           June 30, 1994
                               ______________________________________________
                               _________
                                Avera         Averag    Avera         Avera
                                   ge              e       ge            ge
                                balan Intere    rate    balan Intere   rate
                                   ce     st               ce     st
                               ______________________________________________
                               _________
ASSETS
Interest-earning deposits with
banks,                              $  $ 103   10.60 %      $   $ 95   8.34  %
  mainly in offices outside     1,960                   2,298
the U.S.
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury               2,253     71    6.35    1,369     38   5.60
    U.S. state and political
      subdivision               2,108    129   12.34    2,227    135  12.22
    Other                       12,29    445    7.30    9,556    218   4.60
                                    9
Debt investment securities in
offices                         5,024    171    6.86    6,649    220   6.67
  outside the U.S. (a)
Trading account assets:
    In offices in the U.S.      12,86    444    6.96    14,15    433   6.17
                                    6                       5
    In offices outside the      25,75  1,170    9.16    24,14    842   7.03
U.S.                                4                       2
Securities purchased under
agreements
  to resell and federal funds   29,23    855    5.90    34,13    747   4.41
sold,                               0                       6
  mainly in offices in the
U.S.
Securities borrowed in offices
in                              14,10    401    5.73    14,98    251   3.38
  the U.S.                          3                       6
Loans:
    In offices in the U.S.      6,846    246    7.25    8,047    205   5.14
    In offices outside the      17,31    613    7.14    16,45    478   5.86
U.S.                                0                       7
Other interest-earning assets
(b):
    In offices in the U.S.      1,577    158       *      759     86      *
    In offices outside the        839    125       *      762    179      *
U.S.
___________________________________________________________________________
________________
Total interest-earning assets   132,1  4,931    7.52    135,5  3,927    5.84
                                   69                      43
Allowance for credit losses     (1,13                   (1,14
                                   2)                      9)
Cash and due from banks         1,835                   1,864
Other noninterest-earning       42,22                   38,43
assets                              3                       5
___________________________________________________________________________
_________________
Total assets                    175,0                   174,6
                                   95                      93
___________________________________________________________________________
_________________
Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and
Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the six months ended June 30,
1995 and 1994.

(a) For the six months ended June 30, 1995 and 1994, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

*  Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
_____________________________________________________________________________
_______________
Dollars in millions,           Six months ended
interest and average rates     ______________________________________________
                               _________
on a taxable-equivalent basis  June 30, 1995           June 30, 1994
                               ______________________________________________
                               _________
                                Avera         Averag    Avera         Averag
                                   ge              e       ge              e
                                balan Intere    rate    balan Intere    rate
                                   ce     st               ce     st
                               ______________________________________________
                               _________
LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing deposits:
    In offices in the U.S.          $ $   52    4.93 %      $   $ 53    4.57 %
                                2,129                   2,341
    In offices outside the      42,15  1,183    5.66    34,87    816    4.72
U.S.                                1                       8
Trading account liabilities:
    In offices in the U.S.      7,136    249    7.04    7,648    226    5.96
    In offices outside the      11,76    512    8.78    10,33    335    6.54
U.S.                                2                       0
Securities sold under
agreements to
  repurchase and federal funds
  purchased, mainly in offices  41,43  1,200    5.84    53,22  1,103    4.18
in                                  5                       6
  the U.S.
Commercial paper, mainly in
offices                         2,606     79    6.11    3,996     73    3.68
  in the U.S.
Other interest-bearing
liabilities:
    In offices in the U.S.      9,395    291    6.25    7,630    141    3.73
    In offices outside the      2,113     45    4.29    2,541     64    5.08
U.S.
Long-term debt,
  mainly in offices in the      7,987    256    6.46    5,510    120    4.39
U.S.
___________________________________________________________________________
_________________
Total interest-bearing           126,  3,867    6.15   128,1   2,931   4.61
liabilities                       714                     00
Noninterest-bearing deposits:
    In offices in the U.S.       3,34                  4,175
                                    2
    In offices outside the       1,24                  1,647
U.S.                                9
Other noninterest-bearing
  liabilities                    34,1                  30,93
                                   32                      6
___________________________________________________________________________
_________________
Total liabilities               165,4                   164,8
                                   37                      58
Stockholders' equity            9,658                   9,835
___________________________________________________________________________
_________________
Total liabilities and
stockholders'                   175,0                   174,6
  equity                           95                      93
Net yield on interest-earning                   1.62                    1.48
assets
___________________________________________________________________________
_________________
Net interest earnings                  1,064                     996
___________________________________________________________________________
_________________


ASSET AND LIABILITY MANAGEMENT DERIVATIVES

     The objective of asset and liability management is to create longer-term value through the management of interest rate and liquidity risk related to J.P. Morgan's assets, liabilities, and off-balance-sheet activities. J.P. Morgan utilizes a variety of financial instruments, including derivatives, in an integrated manner to achieve these objectives. Additional information on asset and liability management derivatives, primarily interest rate swaps, is provided below. For more information about asset and liability management activities, see Note 7 to the financial statements, Off-balance-sheet financial instruments.
     The table below summarizes maturities and weighted-average interest rates to be received and paid on U.S. dollar and non-U.S. dollar asset and liability management interest rate swaps at June 30, 1995. The majority of asset and liability management interest rate swaps, as presented below, are risk-adjusting swaps. Also included in the table are swaps designated as hedges or used to modify the interest rate characteristics of assets and liabilities. Variable rates presented are generally based on the London Interbank Offered Rate (LIBOR) at June 30, 1995, and reset at predetermined dates. The table was prepared under the assumption that these variable interest rates remain constant. The variable interest rates to be received or paid will change to the extent that rates fluctuate. Such changes may be substantial.
     Not included in the table below are other derivatives used for asset and liability management purposes, such as currency swaps, basis swaps, foreign exchange contracts, interest rate futures, forward rate agreements, debt securities forwards, and purchased options, totaling $43.2 billion at June 30, 1995. The contractual maturities of these derivative contracts are primarily less than one year.

By expected maturities
___________________________________________________________________________
____________
                              Aft     Aft    Aft    Aft
                               er      er     er     er
                              one     two    thr    fou
                       Wit    yea     yea     ee      r    Aft
                       hin      r      rs    yea    yea     er
Dollars in billions    one    but     but     rs     rs    fiv    Tota
                       yea    wit     wit    but    but      e       l
                         r    hin     hin    wit    wit    yea
                              two     thr    hin    hin     rs
                                       ee    fou    fiv
                                               r      e
___________________________________________________________________________
___________
INTEREST RATE SWAPS -
  U.S. DOLLAR
Receive fixed
  swaps
Notional amount        $18    $14      $       $      $      $    $50.
                        .7     .4    4.1     2.8    3.4    7.3       7
Weighted average:
   Receive rate        6.2  % 6.9  % 6.9  %  8.0 %  7.1 % 7.15  % 6.80  %
                         7      4      1       9      8
   Pay rate            6.1    6.3    6.1     6.2    6.0   6.11    6.20
                         3      5      4       8      9

Pay fixed swaps
Notional amount        $14    $15      $       $      $      $    $53.
                        .1     .1    9.2     3.7    4.7    6.9       7
Weighted average:
   Receive rate        6.1  % 6.1  % 6.1  %  6.2 %  6.1 % 6.21  % 6.16  %
                         1      8      6       1      0
   Pay rate            5.2    6.6    6.1     5.9    6.8   7.24    6.23
                         7      1      2       7      0

INTEREST RATE SWAPS -
  NON-U.S. DOLLAR
Receive fixed
  swaps
Notional amount        $37    $22    $13       $      $      $    $93.
                        .3     .0     .4     8.0    5.9    6.7       3
Weighted average:
   Receive rate        5.9  % 6.8  % 6.7  %  5.9 %  7.0 % 7.49  % 6.46  %
                         8      1      0       8      4
   Pay rate            4.8    5.6    5.4     4.3    5.6   5.91    5.23
                         8      8      7       2      8

Pay fixed swaps
Notional amount        $25    $22    $13       $      $      $    $81.
                        .2     .0     .2     8.7    5.0    7.0       1
Weighted average:
   Receive rate        5.3  % 5.7  % 5.2  %  4.4 %  5.5 % 5.85  % 5.38  %
                         0      3      8       2      1
   Pay rate            6.2    6.3    6.1     5.5    6.7   7.62    6.35
                         7      8      5       3      9
___________________________________________________________________________
____________
Total notional amount  $95    $73    $39     $23    $19    $27.   $278
                        .3     .5     .9      .2     .0       9     .8
___________________________________________________________________________
____________
There is $2.6 billion and $2.0 billion of notional amounts related to currency
swaps and basis swaps, respectively, not included in the table above.



PART II

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           12.   Statement re computation of ratios

           27.   Financial data schedule

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1995:

           April 13, 1995 (Items 5 and 7)
             Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month period ended March 31, 1995.

           May 23, 1995 (Items 5 and 7)
             Reported the issuance by J.P. Morgan of a press release announcing the sale of its global custody business.

           June 21, 1995 (Items 5 and 7)
             Reported the issuance by J.P. Morgan of a press release announcing the sale of its U.S commercial paper processing business and the outsourcing of certain cash services.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(REGISTRANT)                  J.P. MORGAN & CO. INCORPORATED




BY (SIGNATURE)
                              /s/ DAVID H. SIDWELL
                              _______________________________________
(NAME AND TITLE)              DAVID H. SIDWELL
                              MANAGING DIRECTOR AND CONTROLLER
                              (PRINCIPAL ACCOUNTING OFFICER)



DATE:  August 14, 1995

                             LIST OF EXHIBITS


EXHIBIT


12.              Statement of recomputation of ratios

27.              Financial data schedule