Form 10-Q
period 1995-09-30
MORGAN J P & CO INC
filed 1995-11-14
CIK 68100

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

                                             For the quarterly period
                            ended September 30, 1995

                                                           OR
                                                 ( )    TRANSITION REPORT
                  PURSUANT TO SECTION 13 OR 15(d) OF THE
                                               SECURITIES EXCHANGE ACT OF
                                   1934


                                             Commission file number: 1-
5885

                                             J.P. MORGAN & CO.
                                              INCORPORATED (Exact name of
                                              registrant as
                        specified in its charter)

                    Delaware                  13-
                                 2625764
                    (State or                 (I.R.S.
     other jurisdiction of      Employer

incorporation or organization)  Identification No.)

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
Yes..X..      No.....

   Number of shares outstanding of each of the registrant's classes of common stock at October 31, 1995:

Common Stock,  $2.50  Par Value                         187,544,438
Shares

PART I -- FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Financial statement information is set forth within this document on the pages indicated:

     Page Three-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated                                     3
     Nine-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated                                     4

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated                                     5

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated                                     6

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated                                     7

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York                          8

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated                                     9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        Discussion of business sector results; Discussion of the financial condition and results of operations; Statements of consolidated average balances and net interest earnings of J.P. Morgan & Co. Incorporated ("J.P. Morgan") for the
three months and nine months ended September 30, 1995; and Table of asset and liability management derivatives are set forth on pages 19 through 36 herein.
PART II -- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                37

SIGNATURES                                                              38


CONSOLIDATED STATEMENT OF INCOME

J.P. Morgan & Co. Incorporated

_______________________________________________________________________________
__ _________

In millions,

except per share data Three months ended

_________________________________________________________________
                       September   September              June
                    30           30           Increase   30      Increase
                    1995         1994         (Decrease  1995
(Decrease
                                              )                  )

_________________________________________________________________
NET INTEREST REVENUE

Interest revenue      $2,453     $2,142       $311       $2,405   $48
Interest expense      1,946      1,616        330        1,897    49
_______________________________________________________________________________
__ _________
Net interest revenue  507        526          (19)       508      (1)

NONINTEREST REVENUE

Trading revenue        399       282          117        305      94
Corporate finance      195       108          87         117      78
revenue
Credit-related fees    38        49           (11)       41
(3)
Investment management  150       133          17         138      12
fees
Operational service    137       135          2          140
(3)
fees
Net investment
securities   gains
(55)
(losses)
                       (22)      (27)         5          33
Other revenue          145       226          (81)       167
(22)
_______________________________________________________________________________
__ _________
Total noninterest revenue 1,042  906          136        941      101


Total revenue             1,549  1,432        117        1,449    100


OPERATING EXPENSES

Employee compensation and
benefits
32

                          648    576          72         616
Net occupancy             87     68           19         79       8
Technology and            169    162          7          165      4
communications
Other expenses            118    135          (17)       124
(6)
_______________________________________________________________________________
__ _________
Total operating        1,022     941          81         984      38
expenses


Income before income   527       491          36         465      62
taxes
Income taxes           167       164          3          150      17
_______________________________________________________________________________
__ _________
Net income            360        327          33         315      45


PER COMMON SHARE

Net income (a)        $1.78      $1.63        $0.15      $1.56    $0.22
Dividends declared    0.75       0.68         0.07       0.75     -
_______________________________________________________________________________
__
_________
(a) Earnings per share amounts represent both primary and fully diluted earnings per share.
See notes to financial statements.


CONSOLIDATED STATEMENT OF INCOME

J.P. Morgan & Co. Incorporated

___________________________________________________________________________
                                    _

________________
In millions,
except per share data   Nine months ended
       ____________________________________________________________________
                                                      _ September
                        September 30             30             Increase
                        1995                     1994           (Decrease)



_____________________________________________________________________
NET INTEREST REVENUE

Interest revenue                      $7,328     $6,010         $1,318
Interest expense                      5,813      4,547          1,266
___________________________________________________________________________
                                                             __
                                                             ______________
                                                             _
Net interest revenue    1,515                    1,463          52

NONINTEREST REVENUE

Trading revenue                   1,007          866            141
Corporate finance revenue         426            312            114
Credit-related fees               122            160            (38)
Investment management fees        418            387            31
Operational service fees          417            419            (2)
Net investment securities gains   20             99             (79)
Other revenue                     461            583            (122)
___________________________________________________________________________
                                                             __
                                                             ______________
                                                             _
Total noninterest revenue         2,871          2,826          45


Total revenue                     4,386          4,289          97


OPERATING EXPENSES

Employee compensation and         1,890          1,716          174
benefits
Net occupancy                     246            201            45
Technology and communications     506            436            70
Other expenses                    366            376
(10)
___________________________________________________________________________
                                                             __
                                                             ______________
                                                             _
Total operating         3,008                    2,729          279
expenses


Income before income    1,378                    1,560          (182)
taxes
Income taxes            448                      538            (90)
___________________________________________________________________________
                                                             __
                                                             ______________
                                                             _
Net income              930                      1,022          (92)


PER COMMON SHARE

Net income (a)          $4.62                    $5.05          ($0.43)
Dividends declared      2.25                     2.04           0.21
___________________________________________________________________________
                                                             __
                                                             ______________
                                                             _

    (a) For the nine months ended September 30, 1995, the earnings per share amount represents primary earnings per share; fully diluted earnings per share for the nine months ended September 30, 1995, were $4.57. For the nine months ended September 30, 1994, the earnings per share amount represents both primary and fully diluted earnings per share.

                                          See notes to financial
statements.



CONSOLIDATED BALANCE SHEET

J.P. Morgan & Co. Incorporated

___________________________________________________________________________
                                                               __
                                                               ____________
                                                               _
                                                                   <CAPTION
                                                                   >
Dollars in millions           September 30              June 30 December
                                                                31

                              1995                      1995    1994

                 _________________________________________________________
ASSETS
Cash and due from banks                       $$$
                                              112,210
                                              ,,
                                              58
                                              11
                                              92
Interest-earning deposits with banks          111,362
                                              ,,
                                              57
                                              03
                                              46
Debt investment securities available-for-sale
carried   at fair value(Cost: $21,657 at        22,657
September 1995,   $20,133 at June 1995 and
$22,503 at December 1994)
                                              2
                                              2
                                              2
                                              0
                                              ,
                                              ,
                                              0
                                              4
                                              1
                                              1
                                              4
                                              6
Trading account assets                        6657,065
                                              48
                                              ,,
                                              62
                                              95
                                              69
Securities purchased under agreements to
resell   ($30,549 at September 1995, $26,127    21,350
at June 1995,   and $21,170 at December 1994)
and federal funds sold
                                              32
                                              06
                                              ,,
                                              62
                                              80
                                              79
Securities borrowed                           1112,127
                                              70
                                              ,,
                                              83
                                              41
                                              03
Loans                                         2222,080
                                              54
                                              ,,
                                              20
                                              64
                                              53
Less: allowance for credit losses             111,131
                                              ,,
                                              11
                                              33
                                              22
___________________________________________________________________________
__
                                                               ____________
                                                               _
Net loans                                    2220,949
                                             42
                                             ,,
                                             19
                                             31
                                             31
Customers' acceptance liability              52586
                                             26
                                             86
Accrued interest and accounts receivable     235,028
                                             ,,
                                             92
                                             91
                                             84
Premises and equipment                       333,318
                                             ,,
                                             44
                                             53
                                             38
Less: accumulated depreciation               111,302
                                             ,,
                                             44
                                             52
                                             30
___________________________________________________________________________
__
                                                               ____________
                                                               _
Premises and equipment, net                  222,016
                                             ,,
                                             00
                                             01
                                             08
Other assets                                 199,567
                                             0,
                                             ,4
                                             40
                                             16
                                             2
___________________________________________________________________________
__
                                                               ____________
                                                               _
Total assets                                 11154,917
                                             76
                                             86
                                             ,,
                                             35
                                             36
                                             10
___________________________________________________________________________
__
                                                               ____________
                                                               _
LIABILITIES
Noninterest-bearing deposits:
    In offices in the U.S.                   333,693
                                             ,,
                                             54
                                             29
                                             54
    In offices outside the U.S.              89767
                                             99
                                             45
Interest-bearing deposits:

    In offices in the U.S.                   121,826
                                             ,,
                                             61
                                             65
                                             96
    In offices outside the U.S.              4336,799
                                             08
                                             ,,
                                             56
                                             97
                                             01
___________________________________________________________________________
__
                                                               ____________
                                                               _
Total deposits                                 4443,085
                                               65
                                               ,,
                                               63
                                               71
                                               86
Trading account liabilities                    4436,407
                                               52
                                               ,,
                                               04
                                               00
                                               84
Securities sold under agreements to repurchase
($38,347 at September 1995, $32,864 at June
35,768
1995, and   $30,179 at December 1994) and
federal funds purchased
                                               4
                                               3
                                               1
                                               8
                                               ,
                                               ,
                                               8
                                               4
                                               7
                                               9
                                               9
                                               6
Commercial paper                               213,507
                                               ,,
                                               99
                                               50
                                               43
Other liabilities for borrowed money           1110,900
                                               42
                                               ,,
                                               30
                                               36
                                               08
Accounts payable and accrued expenses          546,231
                                               ,,
                                               58
                                               70
                                               04
Liability on acceptances                       52586
                                               26
                                               86
Long-term debt not qualifying as risk-based    653,605
capital                                        ,,
                                               07
                                               25
                                               89
Other liabilities                              122,063
                                               ,,
                                               83
                                               24
                                               10
___________________________________________________________________________
__
                                                               ____________
                                                               _
                                             11142,152
                                             65
                                             43
                                             ,,
                                             73
                                             95
                                             66
Long-term debt qualifying as risk-based      333,197
capital                                      ,,
                                             43
                                             23
                                             23
___________________________________________________________________________
__
                                                               ____________
                                                               _


Total liabilities                             11145,349
                                              65
                                              86
                                              ,,
                                              26
                                              18
                                              89


STOCKHOLDERS' EQUITY

Preferred stock (authorized shares:
10,000,000):
  Adjustable rate cumulative preferred stock,
$100 par   value(issued and outstanding:        244
2,444,300)
                                              22
                                              44
                                              44
  Variable cumulative preferred stock, $1,000
par   value (issued and outstanding: 250,000)   250

                                              22
                                              55
                                              00
Common stock, $2.50 par value (authorized
shares:   500,000,000; issued: 200,677,173 at   502
September 1995,   200,674,673 at June 1995
and 200,668,373 at   December 1994)

                                              55
                                              00
                                              22
Capital surplus                               111,452
                                              ,,
                                              44
                                              34
                                              31
Retained earnings                             777,044
                                              ,,
                                              53
                                              21
                                              65
Net unrealized gains on investment
securities, net of   taxes                      456

                                              44
                                              95
                                              59
Other                                         44367
                                              30
                                              97
___________________________________________________________________________
__
                                                               ____________
                                                               _
                                                 1110,3
                                                 0015
                                                 ,,
                                                 86
                                                 81
                                                 98
Less: treasury stock (13,107,615 shares at
September 1995,   12,856,867 shares at June 1995   747
and 12,966,917   shares at December 1994) at
cost
                                                 77
                                                 74
                                                 67
___________________________________________________________________________
__
                                                               ____________
                                                               _
Total stockholders' equity                       199,56
                                                 0,8
                                                 ,8
                                                 17
                                                 11
                                                 3
___________________________________________________________________________
__
                                                               ____________
                                                               _
Total liabilities and stockholders' equity   11154,917
                                             76
                                             86
                                             ,,
                                             35
                                             36
                                             10
_____________________________________________________________________________
                                                               _____________
                                          See notes to financial statements.


                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated


_____________________________________________________________________________
                                                               __
                                                               ______________
                                                               _

Dollars in millions                               Nine months ended

                                              ______________________________
                                                  September    September
                                                  30           30
                                                  1995         1994


                                              ______________________________
PREFERRED STOCK

Adjustable rate cumulative preferred stock

Balance, January 1 and September 30               $   244      $   244


Variable cumulative preferred stock

Balance, January 1 and September 30               250          250
_____________________________________________________________________________
                                                               _____________
Total preferred stock, September 30               494          494                      494

_____________________________________________________________________________
                                                               _____________
COMMON STOCK

Balance, January 1                                502          499
Shares issued under dividend reinvestment plan,
various   employee benefit plans, and conversion
of debentures
                                                  -            3
___________________________________________________________________________
                                                               __
                                                               ____________
                                                               _
Balance, September 30                             502          502
___________________________________________________________________________
                                                               __
                                                               ____________
                                                               _
CAPITAL SURPLUS

Balance, January 1                                1,452
1,393
Shares issued under dividend reinvestment plan,
various   employee benefit plans, and conversion               63
of debentures,   and income tax benefits
associated with stock options
                                                  (19)
___________________________________________________________________________
__
                                                               ____________
                                                               _
Balance, September 30                             1,433        1,456
___________________________________________________________________________
                                                               __
                                                               ____________
                                                               _
RETAINED EARNINGS

Balance, January 1                                7,044        6,386
Net income                                        930
1,022
Dividends declared on adjustable rate cumulative
preferred   stock                                              (9)

                                                  (9)
Dividends declared on variable cumulative         (9)          (6)
preferred stock
Dividends declared on common stock                (422)
(390)
Dividend equivalents on common stock issuable     (8)          (3)
___________________________________________________________________________
                                                               __
                                                               ____________
                                                               _
Balance, September 30                             7,526        7,000
___________________________________________________________________________
                                                               __
                                                               ____________
                                                               _
NET UNREALIZED GAINS ON INVESTMENT SECURITIES,
NET OF TAXES
Balance, January 1                                456          1,165
Net change in net unrealized gains, net of taxes  39           (551)
___________________________________________________________________________
                                                               __
                                                               ____________
                                                               _
Balance, September 30                             495           614

___________________________________________________________________________
                                                               __
                                                               ____________
                                                               _
OTHER

COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS

Balance, January 1                                369             253

Accrued deferred stock awards                     93              79

Deferred stock awards distributed, net            (18)            (11)

___________________________________________________________________________
                                                               __
                                                               ____________
                                                               _
Balance, September 30                             444            321

___________________________________________________________________________
                                                               __
                                                               ____________
                                                               _
FOREIGN CURRENCY TRANSLATION

Balance, January 1                                (2)              (3)

Translation adjustments                           (4)              -

Income tax benefit                                1                -

___________________________________________________________________________
                                                               __
                                                               ____________
                                                               _
Balance, September 30                             (5)               (3)

_____________________________________________________________________________
                                                               _____________
Total other, September 30                         439           318
_____________________________________________________________________________
                                                               _____________
LESS: TREASURY STOCK
Balance, January 1                                747           328
Purchases                                         194           340
Shares distributed under various employee benefit (165)         (17)
plans
_____________________________________________________________________________
                                                               _____________
Balance, September 30                             776           651

_____________________________________________________________________________
                                                               _____________
Total stockholders' equity, September 30          10,113        9,733

___________________________________________________________________________
                                                            _______________
                                          See notes to financial statements.


                                            CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated
________________________________________________________________________________
                                                                            __
                                                                            ____
                                                                            __

Dollars in millions                               Nine months ended
                                                    ____________________________
                                                September 30  September
                                                              30
                                                1995          1994

                                                    ____________________________
NET INCOME                                       $   930      $   1,022
Adjustments to reconcile to cash provided by
(used in)   operating activities:

     Noncash items: depreciation, amortization,
deferred      income taxes, and stock award
plans
                                                 290          325
     (Increase) decrease in assets:

       Trading account assets                    (7,654)      (17,096)
       Securities purchased under agreements to  (9,384)      (3,130)
resell
       Securities borrowed                       (5,713)      (699)
       Accrued interest and accounts receivable  2,029        1,644
     Increase (decrease) in liabilities:

       Trading account liabilities               8,582        19,419
       Securities sold under agreements to       8,165        (4,785)
repurchase
       Accounts payable and accrued expenses     (692)        (313)
     Other changes in operating assets and       711          (833)
liabilities, net
     Net investment securities gains included in
cash flows        from investing activities

                                                 (20)         (99)

______________________________________________________________________________
                                                                        __
                                                                        ______
                                                                        __
CASH USED IN OPERATING ACTIVITIES                (2,756)      (4,545)
______________________________________________________________________________
                                                                        __
                                                                        ______
                                                                        __
Increase in interest-earning deposits with banks     (142)    (1,261)
Debt investment securities:

     Proceeds from sales                             33,920   41,810
     Proceeds from maturities, calls, and mandatory  1,988    3,037
redemptions
     Purchases                                       (33,669) (44,463)
(Increase) decrease in federal funds sold            42       (10)
(Increase) decrease in loans                         (3,201)  1,709
Payments for premises and equipment                  (160)    (229)
Other changes, net                                   (2,254)  (1,997)
______________________________________________________________________________
                                                                        __
                                                                        ______
                                                                        __
CASH USED IN INVESTING ACTIVITIES                    (3,476)   (1,404)
______________________________________________________________________________
                                                                        __
                                                                        ______
                                                                        __
Decrease in noninterest-bearing deposits             (41)      (1,612)
Increase in interest-bearing deposits                3,621     6,690
Decrease in federal funds purchased                  (2,057)   (1,620)
Increase (decrease) in commercial paper              (553)     1,731
Other liabilities for borrowed money:

     Proceeds                                        13,771    9,266
     Payments                                        (10,022)  (8,926)
Long-term debt:

     Proceeds                                        3,320     1,695
     Payments                                        (798)     (593)
Capital stock:

     Issued                                          -         65
     Purchased or redeemed                           (194)     (340)
Dividends paid                                       (434)     (407)
Other changes, net                                   (1,095)   484
______________________________________________________________________________
                                                                        __
                                                                        ______
                                                                        __
CASH PROVIDED BY FINANCING ACTIVITIES                5,518     6,433
______________________________________________________________________________
                                                                        __
                                                                        ______
                                                                        __
Effect of exchange rate changes on cash and due from 23        32
banks
______________________________________________________________________________
__
                                                                        ______
                                                                        __
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS       (691)     516
Cash and due from banks at December 31, 1994 and     2,210     1,008
1993
______________________________________________________________________________
__
                                                                        ______
                                                                        __
Cash and due from banks at September 30, 1995 and    1,519     1,524
1994
______________________________________________________________________________
__
                                                                        ______
                                                                        __
Cash disbursements were made for:

     Interest                                        $5,578    $4,457
     Income taxes                                    422       1,183
______________________________________________________________________________
                                                                        __
                                                                        ______
                                                                        __
                                              See notes to financial statement
                                                                        s.
                                                                        </TABL
                                                                        E>




CONSOLIDATED STATEMENT OF CONDITION

Morgan Guaranty Trust Company of New
York
______________________________________________________________________________
                                                                   __
                                                                   ___________
                                                                   __

Dollars in millions                                    September  December
                                                     30           31
                                                     1995         1994


____________________________________________
ASSETS

Cash and due from banks                                  $$
                                                         12
                                                         ,,
                                                         51
                                                         08
                                                         32
Interest-earning deposits with banks                     11
                                                         ,,
                                                         66
                                                         00
                                                         25
Debt investment securities available-for-sale carried at 22
fair value                                               11
                                                         ,,
                                                         12
                                                         99
                                                         82
Trading account assets                                   54
                                                         35
                                                         ,,
                                                         93
                                                         08
                                                         06
Securities purchased under agreements to resell   and
federal funds sold

                                                         11
                                                         86
                                                         ,,
                                                         85
                                                         56
                                                         42
Loans                                                    21
                                                         29
                                                         ,,
                                                         23
                                                         19
                                                         07
Less: allowance for credit losses                        11
                                                         ,,
                                                         00
                                                         22
                                                         65
______________________________________________________________________________
__
                                                                   ___________
                                                                   __
Net loans                                                21
                                                         18
                                                         ,,
                                                         13
                                                         87
                                                         42
Customers' acceptance liability                          45
                                                         75
                                                         86
Accrued interest and accounts receivable                 23
                                                         ,,
                                                         95
                                                         69
                                                         04
Premises and equipment                                   32
                                                         ,,
                                                         09
                                                         66
                                                         87
Less: accumulated depreciation                           11
                                                         ,,
                                                         21
                                                         74
                                                         39
______________________________________________________________________________
__
                                                                   ___________
                                                                   __
Premises and equipment, net                  11
                                            ,,
                                            78
                                            91
                                            58
Other assets                                 17
                                            0,
                                            ,3
                                            06
                                            00
                                            0
______________________________________________________________________________
__
                                                                   ___________
                                                                   __
Total assets                                 11
                                            31
                                            38
                                            ,,
                                            47
                                            72
                                            47
______________________________________________________________________________
__
                                                                   ___________
                                                                   __


LIABILITIES

Noninterest-bearing deposits:

    In offices in the U.S.                   33
                                            ,,
                                            46
                                            69
                                            38
    In offices outside the U.S.              97
                                            37
                                            90
Interest-bearing deposits:

    In offices in the U.S.                   11
                                            ,,
                                            44
                                            78
                                            40
    In offices outside the U.S.              43
                                            18
                                            ,,
                                            85
                                            76
                                            46
______________________________________________________________________________
__
                                                                   ___________
                                                                   __
Total deposits                                          44
                                                        74
                                                        ,,
                                                        75
                                                        51
                                                        04
Trading account liabilities                             43
                                                        00
                                                        ,,
                                                        97
                                                        43
                                                        30
Securities sold under agreements to repurchase and
federal funds   purchased

                                                        12
                                                        82
                                                        ,,
                                                        60
                                                        99
                                                        09
Other liabilities for borrowed money                    65
                                                        ,,
                                                        93
                                                        82
                                                        20
Accounts payable and accrued expenses                   32
                                                        ,,
                                                        99
                                                        80
                                                        72
Liability on acceptances                                45
                                                        75
                                                        86
Long-term debt not qualifying as risk-based capital
(includes $776   at 1995 and $630 at 1994 of notes
payable to J.P. Morgan)
                                                        31
                                                        ,,
                                                        19
                                                        56
                                                        38
Other liabilities                                       22
                                                        ,,
                                                        00
                                                        18
                                                        20
______________________________________________________________________________
                                                                   __
                                                                   ___________
                                                                   __
                                                         11
                                                         21
                                                         30
                                                         ,,
                                                         91
                                                         96
                                                         59
Long-term debt qualifying as risk-based capital
(includes $1,128 at   1995 and $1,030 at 1994 of notes
payable to J.P. Morgan)
                                                         11
                                                         ,,
                                                         32
                                                         24
                                                         79
______________________________________________________________________________
__
                                                                   ___________
                                                                   __
Total liabilities                                        11
                                                        21
                                                        51
                                                        ,,
                                                        34
                                                        21
                                                        28


STOCKHOLDER'S EQUITY

Preferred stock, $100 par value (authorized shares:      --
2,500,000)
Common stock, $25 par value (authorized and outstanding
shares:   10,000,000)

                                                        22
                                                        55
                                                        00
Surplus                                                  22
                                                        ,,
                                                        86
                                                        27
                                                        00
Undivided profits                                        44
                                                        ,,
                                                        82
                                                        86
                                                        36
Net unrealized gains on investment securities, net of    21
taxes                                                    02
                                                        44
Foreign currency translation                             ((
                                                        51
                                                        ))
______________________________________________________________________________
__
                                                                   ___________
                                                                   __
Total stockholder's equity                   87
                                            ,,
                                            13
                                            50
                                            29
______________________________________________________________________________
__
                                                                   ___________
                                                                   __
Total liabilities and stockholder's equity   11
                                            31
                                            38
                                            ,,
                                            47
                                            72
                                            47
______________________________________________________________________________
__
                                                                   ___________
                                                                   __

          Member of the Federal Reserve System and the Federal Deposit
                                                                    Insurance
                                                                    Corporatio
                                                                    n.

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


2.   ACCOUNTING CHANGES

ACCOUNTING FOR IMPAIRMENT OF A LOAN
On January 1, 1995, J.P. Morgan adopted Statement of Financial Accounting Standards (SFAS)
No. 114 and subsequent amendment SFAS No. 118, both entitled, Accounting by Creditors for Impairment of a Loan, which prescribe criteria for recognition of loan impairment as well as methods to measure impairment of certain loans, including loans whose terms were modified in troubled debt restructurings. J.P. Morgan defines impaired loans as any loan on which the accrual of interest is discontinued because the contractual payment of principal or interest has become 90 days past due or management has serious doubts about future collectibility of principal or interest, even though the loans are currently performing (i.e., nonaccrual loans). Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower and current economic conditions. When a loan is recognized as impaired, any accrued but unpaid interest previously recorded on such loan is reversed against interest revenue of the current period. Interest received on impaired loans is generally either applied against the principal or reported as revenue, according to management's judgment as to the collectibility of principal. Generally, a loan may be restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where interest has been interrupted for a substantial period, a regular payment performance is established.
J.P. Morgan measures each loan impairment based upon the present value of expected future cash flows discounted at an individual loan's effective interest rate, except where there is an observable market value or, if the loan is collateral dependent, at the fair value of the collateral. More than half of the impaired loan balance is measured using the cash flow method, one third is measured by an observable market price and the remainder is based on the fair value of the collateral.
     Management recommends those credits or portions of credits, judged to be uncollectible, that should be charged off. The adoption of SFAS No. 114 did not affect J.P. Morgan's charge-off policy.
     The adoption of these standards did not have a material impact on J.P. Morgan's financial statements. For additional information, see Note 9 to the financial statements, Nonperforming assets and allowance for credit losses.

3.   INTEREST REVENUE AND EXPENSE

An analysis of interest revenue and expense derived from on-and off-balance sheet financial instruments is presented in the table below. Interest revenue and expense associated with derivative financial instruments, such as swaps, forwards, spot, futures, options, and debt securities forwards, used as hedges or to modify the interest rate characteristics of assets and liabilities, are attributed to and included with the related balance sheet instrument. Net interest revenue associated with risk-adjusting swaps that are used to meet longer-term asset and liability management objectives, including the maximization of net interest revenue, is not attributed to a specific balance sheet instrument, but is included in the Other sources caption in the table below.

                                      Third quarter   Nine months
In millions                           1995     1994    1995  1994
_______________________________________________________________________________
__ ___


INTEREST REVENUE
Deposits with banks                   $       $       $       $
                                      31      50      134     145
Debt investment securities (a)        377     327     1,148   890

Trading account assets                735     708     2,346

1,982

Securities purchased under agreements

  to resell and federal funds sold    500     404     1,355

1,151

Securities borrowed                   203     160     604     411

Loans                                 407     360     1,258

1,033

Other sources, primarily risk-        200     133     483     398
adjusting swaps
_______________________________________________________________________________
_ ________________ ___
Total interest revenue                2,453   2,142   7,328   6,010

_______________________________________________________________________________
__ ___
INTEREST EXPENSE

Deposits                              619     517     1,854   1,386

Trading account liabilities           305     333     1,066   894

Securities sold under agreements to

  repurchase and federal funds        633     501     1,833
1,604
purchased
Other borrowed money                  238     190     653     468

Long-term debt                        151     75      407     195

_______________________________________________________________________________
_ ________________ __
Total interest expense                1,946   1,616   5,813   4,547

_______________________________________________________________________________
_ ________________ __
Net interest revenue                  507     526     1,515   1,463

_______________________________________________________________________________
__ __
(a) Interest revenue from debt investment securities included taxable revenue of $342 million and $1,030 million and revenue exempt from U.S. income taxes of $35 million and $118 million for the three months and nine months ended September 30, 1995, respectively.

For the three months and nine months ended September 30, 1995, net interest revenue associated with asset and liability management derivatives was approximately $90 million and
$280 million, respectively. At September 30, 1995, approximately ($300) million of net deferred losses on closed derivative contracts used for asset and liability management purposes were recorded on the balance sheet. Such amount is primarily composed of net deferred losses on closed hedge contracts included in the amortized cost of the debt investment portfolio. As discussed in Note 5 to the financial statements, Investment securities, the net unrealized appreciation associated with the debt investment portfolio was $357 million at September 30, 1995. Net deferred losses on closed derivative contracts are expected to amortize into Net interest revenue as follows: ($35) million - remainder of 1995; ($120) million - 1996; ($85) million - 1997; ($50) million - 1998; ($15) million - 1999; and
approximately $5 million thereafter. The amount of net deferred gains or losses on closed derivative contracts will change from period to period, primarily due to amortization of such amounts to net interest revenue and the execution of our asset and liability management strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts.

4.   TRADING REVENUE

An analysis of trading revenue for the three months and nine months ended September 30, 1995 and 1994, is presented in the following table. Reported Trading revenue does not include the net interest revenue associated with our trading activities. As our business objective is to maximize total revenue, trading-related net interest revenue should be considered when evaluating results. For additional information related to trading-related net interest revenue, refer to the trading revenue discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   Third quarter   Nine months

In millions                        1995    1994    1995    1994

_______________________________________________________________________________
__ ___
Swaps and other interest rate      $ 159   $ 127   $ 335   $ 519
contracts
Debt instruments                   110     80      277     113

Foreign exchange spot and option   48      16      142     53
contracts
Equities and commodities           82      59      253     181

_______________________________________________________________________________
__ ________________ ___
Trading revenue                    399     282     1,007   866

_______________________________________________________________________________
__ ___


5.   INVESTMENT SECURITIES
Debt investment securities
A comparison of the cost and carrying values of debt investment securities available for sale and carried at fair value at September 30, 1995, follows.

                                                          Fair and

                                                          carrying

In millions                                  Cost         value

______________________________________________________________________________
__ __
U.S. Treasury                                $ 1,811      $ 1,894

U.S. government agency, principally          15,037       15,126
mortgage-backed
U.S. state and political subdivision         1,856        2,022

U.S. corporate and bank debt                 204          208

Foreign government*                          1,539        1,548

Foreign corporate and bank debt              1,111        1,116

Other                                        99           100

______________________________________________________________________________
__ __
Total debt investment securities             21,657       22,014

______________________________________________________________________________
__ __
* Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development.

Net unrealized appreciation associated with debt investment securities available for sale carried at fair value at September 30, 1995, was $357 million, consisting of gross unrealized appreciation of $523 million and gross unrealized depreciation of $166 million. Such amounts represent the gross unrealized appreciation or depreciation on each debt security, including the effects of any related hedge. For additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities, see Note 7 to the financial statements, Off-balance-sheet financial instruments.

 The following table presents the components of Net realized investment securities gains (losses).

                                      Third           Nine months
                                    quarter
In millions                         1995      1994    1995    1994

______________________________________________________________________________
__ ____
Gross realized gains from sales     $  49     $  49   $        $ 341
                                                      320
Gross realized losses from sales    (83)      (76)    (312)   (259)

Net gains on maturities, calls and

  mandatory redemptions             12        -       12      17

______________________________________________________________________________
__ ____
Net investment securities gains     (22)      (27)    20      99
(losses)
______________________________________________________________________________
__ ____

Equity investment securities
Net realized gains on the sale of equity investment securities of $91 million and $386 million included in Other revenue for the three months and nine months ended September 30, 1995, respectively, include $98 million and $414 million of gross realized gains. Gross unrealized gains and losses as well as a comparison of the cost, fair value, and carrying value of marketable equity investment securities at September 30, 1995, follows.

                                Gross        Gross        Fair
                                                          and
                                unrealize    unrealiz     carryin
                                d            ed           g
In millions           Cost      gains        losses       value

____________________________________________________________________________
__ September 30, 1995    $226   $447         -            $673

____________________________________________________________________________
__

Securities without available market quotations:
Nonmarketable equity investment securities, carried at a cost of $412 million, had an estimated fair value of $481 million at September 30, 1995.


6.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets and liabilities at September 30, 1995, and the average balance for the three-month and nine-month periods ended September 30, 1995.

                               C            A
                               a            v
                               r           e
                               r           r
                               y           a
                               i           g
                               n           e
                               g
                               v            b
                               a            a
                               l           l
                               u           a
                               e           n
                                           c
                                           e
                                       ___________
_____________________________
    September 30 In millions                      Nine
                               Third                    m
                                                       o 1   q         n
                               9           u           t
                               9           a           h
                               5           r           s
                                           t           1
                                           e           9
                                           r           9
                                           1           5
                                           9
                                           9
                                           5
______________________________________________________________________________
__ __
TRADING ACCOUNT ASSETS
 U.S. Treasury                  $            $           $
                               7            7           6
                               ,           ,           ,
                               3           2           8
                               3           9           8
                               3           3           3
      U.S. government agency         2            1
                            2
                               1            ,
,
                               6           5           6
                                           4           9
                                           8           6
      Foreign government             2            1
                            1
                               1            9
9
                               ,           ,           ,
                               6           1           9
                               0           5           6
                               7           6           1
      Corporate debt and equity      1            9
                            9
                               0            ,
,
                               ,           9           1
                               2           9           4
                               1           8           5
                               0
      Other securities               3            4
                            4
                               ,            ,
,
                               1           6           4
                               8           5           1
                               5           6           0
 Interest rate and currency     1            1           1
swaps                           1            3           3
                               ,           ,           ,
                               8           0           1
                               1           1           7
                               8           5           0
      Foreign exchange contracts     3            4
                            5
                               ,            ,
,
                               6           6           4
                               1           7           8
                               4           4           6
 Interest rate futures and      3            3           2
forwards                        8            8           8
                               8           1           4
      Commodity and equity contracts 1            1
                            1
                               ,            ,
,
                               7           5           3
                               9           7           8
                               8           4           8
      Purchased option contracts     4            4
                            4
                               ,            ,
,
                               5           4           1
                               2           4           0
                               7           8           9
______________________________________________________________________________
__ __
Total trading account assets   6            6           6
                               4            6           7
                               ,           ,           ,
                               6           7           5
                               9           4           3
                               6           3           2
______________________________________________________________________________
__ __
TRADING ACCOUNT LIABILITIES
 U.S. Treasury                 5            6           6
                               ,            ,           ,
                               1           2
9
                               5           9
7
                               8           8
8
     Foreign government            1            9
                           9
                               3            ,           ,
                               ,           3
8
                               2           6
2
                               4           9
3
                               0
     Corporate debt and equity     2            2
                           3
                               ,            ,           ,
                               7           8
3
                               3           5
3
                               0           1
7
     Other securities              7            2
                           1
                               3            ,           ,
                               7           2
3
                                           7
6
                                           4
6
 Interest rate and currency    1            1           1
swaps                          1            2           2
                               ,           ,
,
                               5           0
0
                               8           1
4
                               4           5
0
     Foreign exchange contracts    4            4
                           4
                               ,            ,           ,
                               0           3
6
                               6           0
1
                               9           4
3
 Interest rate futures and     4            4           3
forwards                       9            5           3
                               6           4
9
 Commodity and equity          2            1           1
contracts                      ,            ,           ,
                               1           5
4
                               0           9
4
                               3           7
2
     Written option contracts      4            4
                           4
                               ,            ,           ,
                               8           5
3
                               9           5
3
                               1           1
1
______________________________________________________________________________
__ __
Total trading account          4            4           4
liabilities                    5            3           4
                               ,           ,
,
                               0           7
2
                               0           1
6
                               8           3
9
______________________________________________________________________________
__ __

7.   OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

Derivatives
Derivatives may be used either for trading or asset and liability management purposes. Accordingly, the notional amounts presented in the table below have been identified as relating to either trading or asset and liability management activities based on management's intent and ongoing usage. A summary of the credit exposure, which is represented by the positive market value associated with derivatives, after considering the benefit of approximately $23.6 billion of master netting agreements in effect at September 30, 1995, is also presented.

       In billions: September 30,    Notional
1995                                 amounts        Credit
                                                    exposure
______________________________________________________________________________
__ ______________
Interest rate and currency swaps

  Trading                            $1,096.8

  Asset and liability                279.9
management(a)(b)(c)
______________________________________________________________________________
__ ______________
  Total interest rate and currency   1,376.7        $11.8
swaps
______________________________________________________________________________
__ ______________
Foreign exchange spot, forward, and
futures contracts

  Trading                            479.8

  Asset and liability                20.8
management(a)(b)
______________________________________________________________________________
__ ______________
  Total foreign exchange spot,
forward,   and futures contracts

                                     500.6          3.6
______________________________________________________________________________
__ ______________
Interest rate futures, forward rate
agreements, and debt securities
forwards
  Trading                            396.8

  Asset and liability management     8.9

______________________________________________________________________________
__ ______________
  Total interest rate futures,
forward rate   agreements, and debt                 0.4
securities forwards
                                     405.7
______________________________________________________________________________
__
______________
Commodity and equity swaps, forward,                and   futures
contracts, all trading                1.8

                                     64.6
______________________________________________________________________________
__ ______________
Purchased options(d)

  Trading                            506.5

  Asset and liability management(a)  2.7

______________________________________________________________________________
__ ______________
  Total purchased options            509.2          4.5

______________________________________________________________________________
__ ______________
Written options, all trading(e)      532.0

______________________________________________________________________________
________________
Total credit exposure recorded as
assets on the balance sheet

                                                    22.1
______________________________________________________________________________
_           14

(a) The majority of J.P. Morgan's asset and liability management derivatives are transacted with independently managed J.P. Morgan derivatives dealers that function as intermediaries for credit and administrative purposes.
(b) The notional amounts of asset and liability management derivatives contracts conducted in the foreign exchange markets, primarily forward contracts, amounted to $23.4 billion at September 30, 1995, and were primarily denominated in the following currencies: Italian lira $5.5 billion, Deutsche mark $4.2 billion, Japanese yen $2.3 billion, French franc $1.9 billion, Belgian franc $1.7 billion, Swiss franc $1.6 billion, British pound $1.4 billion, and Spanish peseta $1.0 billion.
(c) The notional amount of risk-adjusting swaps was $256.4 billion at September 30, 1995.
(d) At September 30, 1995, purchased options used for trading purposes included $388.2 billion of interest rate options, $85.7 billion of foreign exchange options, and $32.6 billion of commodity and equity options. Only interest rate options are used for asset and liability management purposes. Purchased options executed on an exchange amounted to $210.8 billion and those negotiated over-the-counter amounted to $298.4 billion at September 30, 1995.
(e) At September 30, 1995, written options used for trading purposes included $409.0 billion of interest rate options, $88.3 billion of foreign exchange options, and $34.7 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $184.1 billion and those negotiated over-the-counter amounted to $347.9 billion at September 30, 1995.

Asset and liability management derivatives
As an end user, J.P. Morgan utilizes derivative instruments in the execution of its asset and liability management strategies. Derivatives used for these purposes primarily include interest rate swaps, foreign exchange forward contracts, forward rate agreements, interest rate futures, and debt securities forwards. Derivatives are used to hedge or modify the interest rate characteristics of debt investment securities, loans, deposits, other liabilities for borrowed money, long-term debt, and other financial assets and liabilities. In addition, we utilize derivatives to adjust our overall interest rate risk profile through the use of risk-adjusting swaps.
 Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $155 million at September 30, 1995. Gross unrealized gains and gross unrealized losses associated with open derivative contracts used for these purposes at September 30, 1995, are presented below. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of deposits, long-term debt, and debt investment securities, principally mortgage-backed securities. See Note 8 to the financial statements, Fair value of financial instruments.
                          Gross        Gross       Net
                          unrealize    unrealize   unrealized
                          d            d
In millions               gains        losses      gains/(losses
                                                   )
______________________________________________________________________________
__ __
Debt investment           $ 16         $ 14        $  2
securities
Long-term debt            201          48          153

Deposits                  34           5           29

Other financial           35           64          (29)
instruments
______________________________________________________________________________
__ __
Total                     286          131         155

______________________________________________________________________________
__ __

Net unrealized gains associated with risk-adjusting swaps and their related hedges that are entered into to meet longer-term asset and liability management objectives approximated
$0.5 billion at September 30, 1995. The net amount is composed of $3.6 billion of gross unrealized gains and $3.1 billion of gross unrealized losses. The unrealized gains and losses related to the derivative contracts used to hedge these risk-adjusting swaps were not material at September 30, 1995. There were no material terminations of risk-adjusting swaps during the three months and nine months ended September 30, 1995.

Credit-related financial instruments
Credit-related financial instruments include commitments to extend credit, standby letters of credit and guarantees, and indemnifications in connection with securities lending activities. The contractual amounts of these instruments represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless. The credit risk associated with these instruments varies depending on the creditworthiness of the client and the value of any collateral held. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments.
     A summary of the contractual amount of credit-related financial instruments at
September 30, 1995, is presented in the following table.

                                                September
                                                30
In billions                                     1995

______________________________________________________________________________
_
Commitments to extend credit                    $52.9

Standby letters of credit and guarantees        10.5

Securities lending indemnifications (a)         17.2
____________________________________________________________________________
__ _
(a) At September 30, 1995, J.P. Morgan held cash and other collateral of $17.3 billion in support of securities lending indemnifications.

Other
Consistent with industry practice, amounts receivable and payable for securities that have not reached the contractual settlement dates are recorded net on the consolidated balance sheet. Amounts receivable for securities sold of $39.1 billion were netted against amounts payable for securities purchased of $36.9 billion to arrive at a net trade date receivable of
$2.2 billion, which was classified as Other assets on the consolidated balance sheet at September 30, 1995.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, J.P. Morgan estimates that the aggregate net fair value of all balance sheet and off-balance-sheet financial instruments exceeded associated net carrying values at September 30, 1995, by approximately $1.6 billion before considering income taxes, compared with $2.2 billion at December 31, 1994. Such amounts were primarily attributable to net appreciation on net loans and risk-adjusting swaps of $1.2 billion and $0.5 billion, respectively, at September 30, 1995 and $1.2 billion and $0.8 billion, respectively, at December 31, 1994.

9.   NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

Total nonperforming assets, net of charge-offs, at September 30, 1995, are presented in the following table.

                                                  September
                                               30
In millions                                    1995
______________________________________________________________________________
__ __
Impaired loans:

  Commercial and industrial                    $135

  Other                                        50

______________________________________________________________________________
__ __
                                               185

Restructuring countries                        2

______________________________________________________________________________
__ ________________ __
Total impaired loans                           187           (a)

______________________________________________________________________________
__ __
Other nonperforming assets                     1

______________________________________________________________________________
____
Total nonperforming assets                     188

______________________________________________________________________________
__
__
Consistent with prior periods, all of J.P. Morgan's impaired loans at September 30, 1995 were on nonaccrual status. Accordingly, comparisons of current balances with those of prior periods are not affected by the implementation of SFAS No. 114 and 118.
     An analysis of the effect of impaired loans, net of charge-offs, on interest revenue in the three months and nine months ended September 30, 1995, is presented in the following table.
                                    Third           Nine months
                                    quarter
In millions                         1995            1995

______________________________________________________________________________
__ __
Interest revenue that would have
been recorded if accruing

                                    $5              $14
Less interest revenue recorded      4               23

______________________________________________________________________________
__ ________________ __
(Negative)/ positive impact of
impaired loans on interest revenue

                                           (1)             9
______________________________________________________________________________
__ __

An analysis of the allowance for credit losses at September 30, 1995, is presented in the following table.

                                   Third           Nine months
                                   quarter
In millions                        1995            1995

______________________________________________________________________________
__ ________________ __
Beginning of period balance        $   1,132       $   1,131

______________________________________________________________________________
__ ________________ __
Recoveries                         11               38

Charge-offs:

  Commercial and industrial        (11)             (31)

  Restructuring countries          -                -

  Other                            -                (6)

______________________________________________________________________________
__ __
Net charge-offs                    -               1

______________________________________________________________________________
__ __
Balance, September 30, 1995 (b)    1,132           1,132         (c)

______________________________________________________________________________
__ __

(a)  As of September 30, 1995, no SFAS No. 114 reserve is required for the
$187
million recorded investment in impaired loans. Charge-offs and interest applied to principal have reduced the recorded investment values to amounts that are less than the SFAS No. 114 calculated values. For the three months and nine months ended September 30, 1995, the average recorded investment in impaired loans was $178 million and $198 million, respectively.
(b) In accordance with SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, an allowance is maintained that is considered adequate to absorb losses inherent in the existing portfolios of loans and other undertakings to extend credit, such as irrevocable unused loan commitments, or to make payments to others for which a client is ultimately liable, such as standby letters of credit and guarantees, commercial letters of credit and acceptances, and all other credit exposures, including derivatives. A judgment as to the adequacy of the allowance is made at the end of each quarterly reporting period.
(c) At September 30, 1995, the allocation of the allowance for credit losses was as follows: Specific allocation - borrowers in the U.S. $111 million, Specific allocation - borrowers outside the U.S.
$48 million, Allocation to general risk $973 million.

10.   CORPORATE FINANCE AND OTHER REVENUE

In the third quarter of 1995 and 1994, Corporate finance revenue includes $71 million and $22 million, respectively, of underwriting revenue. For the nine months ended
September 30, 1995 and 1994, underwriting revenue was $134 million and $92 million, respectively.
     Other revenue of $145 million in the 1995 third quarter includes $91 million of net equity investment securities gains and $35 million of revenue associated with hedging anticipated foreign currency revenues and expenses. Other revenue of $226 million in the 1994 third quarter includes net equity investment securities gains of $148 million and $54 million related to the sale of the firm's domestic corporate trust business.
   For the nine months ended September 30, 1995, Other revenue of $461 million primarily includes net equity investment securities gains of $386 million. Other revenue of $583 million for the nine months ended September 30, 1994, primarily includes net equity investment securities gains of $509 million.


11.   INCOME TAXES

Income tax expense in the 1995 third quarter reflects a 32% effective tax rate, compared to a 33% effective tax rate in the 1994 third quarter. For the nine months ended
September 30, 1995, the effective tax rate was 33% versus 35% for the comparable 1994 period. Income tax benefit related to net investment securities losses was approximately $9 million and $11 million for the three months ended September 30, 1995 and 1994, respectively, computed at a rate of approximately 41%. For the nine months ended September 30, 1995 and 1994, income tax expense related to net investment securities gains was approximately $8 million and
$41 million, respectively, computed at a rate of approximately 41%.
   The valuation allowance to reduce deferred tax assets to the amount expected to be realized totaled $140 million at December 31, 1994. The valuation allowance is primarily related to the ability to recognize tax benefits associated with foreign operations. The balance of the valuation allowance has not changed materially since December 31, 1994.


12.   COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets carried at approximately $57.7 billion in the consolidated balance sheet at September 30, 1995, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

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


                                                   Third quarter
Dollars in millions                     1995          1994
_____________________________________________________________________________

__ Adjusted net income                  $ 356         $ 323



Primary earnings per share:

  Weighted-average number of common

  and common equivalent shares

  outstanding during the period         199,300,749   198,193,98
                                                      2

Fully diluted earnings per share:

  Weighted-average number of common

  and common equivalent shares

  outstanding during the period         200,069,670   198,194,82
                                                      5
_____________________________________________________________________________
__


                                                   Nine months

Dollars in millions                     1995          1994

_____________________________________________________________________________
__ Adjusted net income                  $ 915         $ 1,009



Primary earnings per share:

  Weighted-average number of common

  and common equivalent shares

  outstanding during the period         198,179,495   200,009,06
                                                      7
Fully diluted earnings per share:

  Weighted-average number of common

  and common equivalent shares

  outstanding during the period         200,232,610   200,009,40
                                                      1
______________________________________________________________________________
_

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS
J.P. Morgan & Co. Incorporated reported net income of $360 million in the third quarter of 1995, up 10% from the third quarter of 1994 and 14% higher than in the second quarter of this year. Third quarter earnings per share were $1.78 versus $1.63 a year earlier and $1.56 in the 1995 second quarter.
     Net income for the first nine months of 1995 totaled $930 million, compared with
$1.022 billion in the first nine months of 1994. Nine-month net income for 1995 includes a first quarter special charge of $55 million ($33 million after tax, or $0.17 a share) primarily related to severance. Nine-month earnings per share were $4.62 versus $5.05 a year ago.


THIRD QUARTER RESULTS AT A GLANCE


In millions of dollars,
except per share data                             Second
                                   Third quarter  quarter
                          1995        1994        1995

___________________________________________________________________________
__                                                    <<
                                   CC
                                   >>
Revenues                  $1,549      $1,432       $1,449
Operating expenses        (1,022)     (941)        (984)
Income taxes              (167)       (164)        (150)
____________________________________________________________________________
__ Net income             $  360      $  327      $  315
Net income per share      $ 1.78      $ 1.63      $ 1.56
____________________________________________________________________________
__ Dividends declared per $ 0.75      $ 0.68      $ 0.75
share
____________________________________________________________________________
__

REVENUES in the third quarter rose 8% from a year earlier on improved results in trading, advisory, and underwriting activities:
     -Combined trading and related net interest revenue advanced 20% to $425
million from a            year ago on strong client volumes in favorable
market conditions.
   -Corporate finance revenue was up 81% to $195 million.  Securities underwriting
      revenue more than tripled from a year ago. Advisory and syndication fees were up
      44%.
     -Investment management fees rose 13% to $150 million, while credit-related fees declined from a year earlier.
  -Net equity investment securities gains were $91 million in the third
quarter versus            $148 million in the corresponding 1994 quarter.

OPERATING EXPENSES rose 9% from a year ago and were up 4% from the second quarter of 1995.
As previously reported, J.P. Morgan has agreed to sell its U.S., U.K., and global securities custody businesses, its local custody and securities clearing businesses in Continental Europe, and its U.S. commercial paper issuing and paying agency business. The firm also announced that it would outsource certain cash and check-processing services. These activities, which represented approximately 5% of consolidated total revenue for the nine month period ended September 30, 1995, are expected to produce a net gain, to be recorded over time, and are expected to have no material effect on J.P. Morgan's ongoing consolidated results.

BUSINESS SECTOR RESULTS
The firm reports financial results for five business sectors. Three are oriented toward client services: Asset Management and Servicing, Finance and Advisory, and Sales and Trading. The Equity Investments sector comprises management of the firm's own portfolio of equity securities. The Asset and Liability Management sector covers the management of the firm's overall interest rate exposure. These five sectors generally reflect the way we operate but do not correspond exactly with the firm's organizational structure. Presented below are the summary results for each sector for the three months ended September 30, 1995 and 1994 and the nine months ended September 30, 1995 and 1994.


             Asset                            Asset
             Manageme
             nt        Finance Sales   Equity and

             and       and     and     Invest-Liability Corporat  Consoli-
                                                       e
In millions  Servicin  Advisor Tradin  ments  Managemen Items     dated
            g         y       g              t
________________________________________________________________________________
__ _______
Third
quarter 1995

Total        $414     $453    $431    $102   $244      ($95)     $1,549
revenue
Total        357      312     312     6      27        8         1,022
expenses
________________________________________________________________________________
__ _______
Pretax      57        141     119     96     217       (103)     527
income
________________________________________________________________________________
__ _______
Third
quarter
1994
Total       404       338     412     171    225       (118)     1,432
revenue
Total       326       277     289     6      24        19        941
expenses
________________________________________________________________________________
__ _______
Pretax      78        61      123     165    201       (137)     491
income
________________________________________________________________________________
__ _______
Nine months
1995

Total        1,242    1,140   1,160   426    774       (356)     4,386
revenue
Total        1,028    877     896     18     75        114       3,008
expenses
________________________________________________________________________________
_ ________
Pretax      214       263     264     408    699       (470)     1,378
income
________________________________________________________________________________
_ ________
Nine months
1994

Total        1,262    893     1,010   545    722       (143)     4,289
revenue
Total        938      794     835     18     70        74        2,729
expenses
________________________________________________________________________________
_ ________
Pretax income 324     99      175     527    652       (217)     1,560
________________________________________________________________________________
_ ________
Notes:
(1)  The firm's management reporting system and policies were used to determine the revenues and
expenses directly attributable to each sector on a taxable-equivalent basis.  In addition, earnings
on stockholders' equity and certain overhead expenses not allocated for management reporting purposes were allocated to each business sector.  Earnings on stockholders' equity were allocated based on management's assessment of the inherent risk of each sector.  Overhead expenses were allocated based primarily on staff levels and represent costs associated with various support functions that exist for the benefit of the firm as a whole.
(2)  In the three months ended September 30, 1995 and 1994, $167 million and
$164 million,
respectively, related to income taxes were not allocated to the business sectors. In the nine months ended September 30, 1995 and 1994, $448 million and
$538 million respectively, related to income taxes were not allocated to the business sectors.


Asset Management and Servicing
The Asset Management and Servicing sector recorded pretax income of $57 million in the third quarter of 1995 compared with $78 million in the year-earlier period, a decrease of $21 million or 27%. Revenues increased 2% to $414 million in the third quarter of 1995 compared with
$404 million. Revenues from asset management activities increased reflecting an increase in assets under management, primarily from net new business, while revenues from securities-related services declined.
     Expenses associated with the Asset Management and Servicing sector were $357 million in the third quarter of 1995 compared with $326 million in the
third quarter of 1994.   The 10% increase in expenses primarily relates to
higher employee compensation and benefits mainly due to an increase in staff levels.
     Revenues of $1,242 million for the nine month period ended September 30, 1995, decreased $20 million from 1994. Expenses for the nine month period ended September 30, 1995, increased 10% from 1994 to $1,028 million.
     As previously reported, J.P. Morgan agreed to sell its U.S., U.K., and global securities custody businesses, its local custody and securities clearing businesses in Continental Europe, and its U.S. commercial paper issuing and paying agency business. J.P. Morgan also announced that it would outsource certain cash and check-processing services. The moves reflect a sharpening of the firm's strategic focus on core global banking activities. These activities represented approximately 20% of the Asset Management and Servicing sector revenues for the nine month period ended September 30, 1995.
     We will continue to provide operational services that complement our core global banking activities, such as the administration of American and other depositary receipts as well as U.S. money transfer, and global trust and agency services. J.P. Morgan's role as operator of the Euroclear System, the world's largest clearance and settlement system for internationally traded securities, will not be affected by these actions.

Finance and Advisory
The Finance and Advisory sector recorded pretax income of $141 million in the third quarter compared with $61 million a year ago. Total revenue in the third quarter increased 34% to
$453 million from $338 million in the third quarter of 1994 reflecting an increase in corporate finance revenue principally due to higher levels of underwriting, advisory, and loan syndication activities. Higher revenues from equity derivatives trading also contributed to the increase.
     Expenses in the third quarter for the Finance and Advisory sector were $312 million compared with $277 million in the third quarter of 1994, an increase of 13%, due primarily to higher employee compensation and benefits expense.
     Revenues for the nine month period ended September 30, 1995, increased $247 million or 28% from 1994. Expenses for the same nine month period increased $83 million or 10%.

Sales and Trading
The Sales and Trading sector recorded pretax income of $119 million in the third quarter compared with $123 million in 1994. Total revenue in the third quarter of 1995 was
$431 million compared with $412 million in the third quarter of 1994.
Revenue increased as client demand was strong across a range of the firm's marketmaking activities, particularly foreign exchange and swaps, while revenue from emerging markets declined from an exceptionally strong third quarter in 1994.
     Total expenses for the Sales and Trading sector of $312 million increased
$23 million or 8% from the third quarter of 1994 due to higher employee compensation and benefits expense.
     Total revenue of $1,160 million for the nine months ended September 30, 1995, increased 15% or $150 million from 1994. Total expenses increased $61 million or 7% from last year.

Equity Investments
Equity Investments recorded pretax income of $96 million in the third quarter of 1995 compared with $165 million in the third quarter of 1994. Total revenue was $102 million, compared with $171 million in the third quarter of 1994. The 1995 third quarter reflected net equity investment securities gains of $91 million versus $148 million in the year-earlier quarter. Total revenue for the nine month period was $426 million compared with $545 million in 1994. Net unrealized appreciation on the combined portfolio of marketable and nonmarketable equity investment securities was $516 million, compared with $553 million at June 30, 1995.
     The results of the Equity Investment portfolio are also evaluated on an economic basis using total return. In the third quarter of 1995, total return was $65 million. Total return for the nine months ended September 30, 1995, was $270 million. As our investment strategy covers a longer-term horizon, total return viewed over short periods will reflect the impact of short-term market movements, including industry specific events.

Asset and Liability Management
Asset and Liability Management recorded pretax income of $217 million in the third quarter of 1995 compared with $201 million in the same period a year ago. Total revenue, which primarily includes net interest revenue and net investment securities gains, was $244 million and $225 million for the third quarter of 1995 and 1994 respectively. Total revenue increased
$52 million to $774 million for the nine month period ended September 30, 1995. Total unrealized appreciation on asset and liability management financial instruments, principally risk adjusting swaps and debt investment securities, was $644 million at September 30, 1995, and $701 million at June 30, 1995.
 As our objective in Asset and Liability Management is to create longer-term value through the management of interest rate risk related to J.P. Morgan's assets, liabilities, and off-balance-sheet activities, the performance of the Asset and Liability Management sector, similar to that of the Equity Investments sector, is evaluated on an economic basis using total return. Total return in the third quarter of 1995 was $187 million. Total return for the nine month period ended September 30, 1995 was $346 million.
     During the twelve months ended September 30, 1995, monthly value at risk averaged approximately $88 million and ranged from approximately $70 million to $111 million. (This equates to average daily earnings at risk of approximately $19 million and a range of approximately $15 million to $24 million.) Total return was within the bands of monthly value at risk in all but one month during the past twelve months, consistent with statistical expectations.

Corporate Items
Corporate Items consists of intercompany eliminations, the taxable equivalent adjustment, which is calculated to gross-up tax exempt interest on a taxable basis, and certain revenue and expense items that have not been allocated to the sectors. Because of the nature of these items, revenues and expenses will vary from period to period.
     Corporate Items in the third quarter of 1995 consisted primarily of intercompany eliminations and the taxable equivalent adjustment of $27 million. Corporate Items for the third quarter of 1994 included intercompany eliminations, $54 million related to the sale of the firm's domestic corporate trust business and the taxable equivalent adjustment of $30 million. Corporate Items for the nine months of 1995 consisted primarily of intercompany eliminations, the taxable equivalent adjustment of $83 million, a $55 million charge related primarily to severance, and other items not allocated to sectors.

FINANCIAL STATEMENT ANALYSIS

REVENUES
Revenues totaled $1.549 billion in the third quarter of 1995, up 8% from $1.432 billion a year earlier.
     Net interest revenue declined 4% to $507 million from the third quarter of 1994, primarily as a result of lower trading-related net interest revenue from debt instruments. Net interest revenue for the first nine months of
1995 was
$1.515 billion compared with $1.463 billion earned in the first nine months of 1994. The 1994 nine-month period included $116 million related to past-due interest on Brazilian and Argentine assets and interest on income tax refunds. Excluding these items, net interest revenue increased 12% from the first nine months of 1994.
     The following table provides J.P. Morgan's interest-rate-sensitivity gap at September 30, 1995, including the asset and liability interest-rate-sensitivity gap and the effect of derivatives on the gap. The resulting interest-ratesensitivity gap is presented by U.S. dollar and non-U.S. dollar currency components and reflects J.P. Morgan's market outlook at September 30, 1995. Significant variances in interest rate sensitivity may exist at other dates not presented in the table. Amounts in parentheses reflect liability sensitive positions.
By repricing or maturity dates
______________________________________________________________________________
__ ________________ ___
                                         After      After     After
                                         six        one
five
                                         months     year
years
                                         but        but
                              Within     within     within
In millions                   six        one year   five
                              months
______________________________________________________________________________
__ ________________ ___
SEPTEMBER 30, 1995

Asset and liability interest-
rate-sensitivity gap                                          $3,929

                              ($732)     ($3,204)   $10,31
                                                    2
Derivatives affecting
interest   rate sensitivity                                   1,351

                              958        3,209      (5,518
                                                    )
______________________________________________________________________________
__ ________________ ___
Interest-rate-sensitivity gap  226        5          4,794      5,280
(a)
______________________________________________________________________________
__ ________________ ___
(a) Components of interest-
rate-     sensitivity gap:

      U.S. dollar             5,682      (4,864)    4,196    4,870

      Non-U.S. dollar*        (5,456)    4,869      598      410

______________________________________________________________________________
__ __________
      Total                    226       5          4,794    5,280

______________________________________________________________________________
__ __________

* Primarily yen, deutsche mark, French franc, Belgian franc, and sterling positions.

Trading revenue increased 41% to $399 million from the third quarter of 1994. In the first nine months of 1995 trading revenue was $1.007 billion, compared with $866 million in the same 1994 period. Reported trading revenue does not include net interest revenue associated with trading activities, which was $26 million in the third quarter of 1995 and $73 million in the third quarter of 1994. Trading-related net interest revenue for the first nine months of 1995 was $115 million compared with $192 million in the same 1994 period.
The following presents an analysis of trading results, including the related amount of net interest revenue, in the principal markets in which we participate, for the three months and nine months ended
September 30, 1995 and 1994.


                                        Foreign

                 Swaps and              exchange

                 other                  spot and Equities

                 interest     Debt      option   and
                 rate
In millions      contracts    instrumen contract commoditi  Total
                              ts        s        es
______________________________________________________________________________
__ __
THIRD QUARTER
1995
Trading revenue  $159         $110      $48      $82        $399
Net interest     (3)          40        1        (12)       26
revenue
______________________________________________________________________________
__ __
Combined total   156          150       49       70         425

______________________________________________________________________________
__ __
THIRD QUARTER 1994

Trading revenue      127      80        16       59         282
Net interest revenue (7)      80        10       (10)       73
(a)
______________________________________________________________________________
__ __
Combined total   120          160       26       49         355

______________________________________________________________________________
__ __
NINE MONTHS 1995

Trading revenue  335          277       142      253        1,007
Net interest     10           171       (1)      (65)       115
revenue
______________________________________________________________________________
__ __
Combined total   345          448       141      188        1,122

______________________________________________________________________________
__ __
NINE MONTHS 1994

Trading revenue     519       113       53       181        866
Net interest        8         224       -        (40)
192
revenue (a)
______________________________________________________________________________
__ __
Combined total   527          337       53       141        1,058
______________________________________________________________________________
__ __

(a) Certain prior-year amounts have been reclassified to conform with 1995 classifications.


Client demand was strong across the range of the firm's market-making activities. Combined trading and related net interest revenue rose 20% to $425 million from a year earlier. Combined revenue from swaps and other interest rate contracts increased $36 million to $156 million. Combined revenue from foreign exchange trading totaled $49 million, up $23 million from a year earlier. Combined revenue from equities and commodities trading was $70 million, an increase of $21 million, primarily from equity derivatives. Debt instrument trading produced combined revenue of $150 million versus $160 million a year earlier. Combined trading and related net interest revenue for the first nine months of 1995 was $1.122 billion, compared with $1.058 billion in the same period in 1994.



Market risk profile
J.P. Morgan employs a value at risk methodology to estimate the potential losses that could arise from adverse changes in market conditions within a 95% confidence interval, referred to as "Daily Earnings at Risk" (DEaR). The DEaR estimate for our combined trading activities averaged approximately $18 million for the twelve-month period ended September 30, 1995, and ranged from approximately $11 million to $31 million. Daily combined trading-related revenue averaged
$6.6 million during the twelve-month period ended September 30, 1995. The frequency distribution of daily revenues around this average was consistent with our related DEaR estimates.

Corporate finance revenue rose 81% to $195 million in the third quarter from the year-earlier quarter. Underwriting revenue recorded a threefold increase to $71 million, reflecting debt and equity capital-raising activity for a broad range of clients. Advisory and syndication fees increased 44% to $124 million as levels of merger and acquisition activity increased. Corporate finance revenue for the first nine months of 1995 was $426 million, compared with $312 million for the first nine months of 1994. Underwriting revenue for the first nine months of 1995 was $134 million versus $92 million in the comparable 1994 period.
     Credit-related fees were $38 million in the third quarter, 22% lower than in the third quarter of 1994, primarily because of lower securities lending revenue. In the first nine months of this year, credit-related fees were $122 million compared with $160 million in the same period of 1994.
     Investment management fees increased 13% to $150 million from a year earlier, reflecting an increase in assets under management, primarily from net new business. The nine-month total increased 8% to $418 million.

     Operational service fees in the third quarter totaled $137 million, relatively unchanged from a year ago. For the first nine months of 1995, operational service fees were $417 million, versus $419 million in the 1994 period.
     Net investment securities losses were $22 million in the third quarter. In the year-earlier quarter, net investment securities losses were $27 million. For the 1995 nine-month period, net investment securities gains were $20 million, versus $99 million in the first nine months of 1994.
     Other revenue was $145 million in the third quarter, compared with $226 million in the 1994 third quarter. The 1995 third quarter reflected net equity investment securities gains of $91 million, versus $148 million in the yearearlier quarter. Also included in the third quarter of 1995 was $35 million of revenue associated with hedging anticipated foreign currency revenues and expenses. The 1994 third quarter included $54 million related to the sale of the firm's domestic corporate trust business. For the first nine months of 1995, other revenue was $461 million, versus $583 million in the comparable 1994 period. Net equity investment securities gains in the first nine months of 1995 were $386 million, compared with $509 million for the first nine months of 1994.


OPERATING EXPENSES
Operating expenses were $1.022 billion in the third quarter of 1995, 9% higher than a year earlier. The weakening in the dollar's value accounted for two percentage points of the increase. Employee compensation and benefits expense rose, primarily due to higher incentive compensation accruals linked to improved earnings and to higher severance costs.
     Operating expenses in the third quarter were 4% higher than in the second quarter, mostly related to higher incentive compensation accruals. Expenses other than employee compensation and benefits were essentially unchanged. At September 30, 1995, staff totaled 16,394 employees compared with 17,055 employees at December 31, 1994.
     Operating expenses in the first nine months of 1995 were $3.008 billion compared with $2.729 billion in the comparable 1994 period. Excluding the $55 million special charge in the first quarter, operating expenses rose 8% from the comparable 1994 period.
     Income tax expense of $167 million in the third quarter reflects an effective tax rate of 32%, compared with an effective tax rate of 33% in the third quarter of 1994. For the nine months ended September 30, 1995, the effective tax rate was 33% versus 35% for the comparable 1994 period.

ASSETS
Total assets were $178 billion at September 30, 1995, compared with $167 billion at
June 30, 1995. Nonperforming assets at September 30, 1995, were $188 million, compared with $187 million at June 30, 1995. No provision for credit losses was deemed necessary in the 1995 third quarter. The allowance for credit losses was $1.132 billion at September 30, 1995.

FOREIGN-COUNTRY-RELATED OUTSTANDINGS
Foreign-country-related outstandings represent outstandings to foreign borrowers that are denominated in U.S. dollars or currencies other than the borrower's local currency or, in the case of a guarantee, other than the guarantor's local currency. Countries in which J.P. Morgan's outstandings exceeded 1.0% of total assets at September 30, 1995, are listed in the following table. Outstandings include loans, interest-earning deposits with banks, investment securities, customers' acceptance liability, securities purchased under agreements to resell, trading account securities, accrued interest, and other monetary assets. Outstandings generally are distributed according to the location of the borrower. In the case of guaranteed outstandings or when tangible, liquid collateral is held and realizable outside the obligor's country, distribution is generally made according to the location of the guarantor or the location where the collateral is held and realizable.


In millions                      Cross-border outstandings   (a)
     _________________________________________________________________________
     _
United Kingdom                   $7,064
France                           3,442
     _________________________________________________________________________
     _ At September 30, 1995, Switzerland's cross-border outstandings were $1,730 million, between 0.75% and 1.0% of total assets.


(a) Mexican cross-border outstandings at September 30, 1995, were $1,258 million, less than 0.75% of total assets. Not included in Mexican cross-border outstandings are United Mexican States (UMS) bonds, substantially all of which have been sold forward, that are collateralized by U.S. Treasury securities. If the book value of these bonds, which is discussed below, had been included, total Mexican cross-border outstandings would have exceeded 1.0% of total assets at September 30, 1995.

The UMS bonds are collateralized as to principal by zero-coupon U.S. Treasury securities with face value equal to the face value of the underlying bonds. The collateral, which will become available when the UMS bonds mature, is pledged to the holders of the bonds and is held by the Federal Reserve Bank of New York.

                                                          U.S.
                                                          Treasury

    In millions                 UMS bonds         collateral


_____________________________________________________________


                        Book     Face    Market           Fair

                        value    value   value            value

______________________________________________________________________________
__ ________________ __
     SEPTEMBER 30,
1995
     Due in 2008        $832     $857    $761             $382

     Due in 2019        619      724     500              187



______________________________________________________________________________
__ __

CAPITAL
                           September      June 30    December      September
                           30                        31            30
Dollars in billions        1995           1995       1994         1994

________________________________________________________________________________
__ ____________



Total stockholders'       $ 10.1         $ 9.9     $ 9.6         $ 9.7
equity


Annualized rate of return
   on   average common                                                       %
 stockholders'   equity
         (a) (b)                       %          %            %
                          14.9           13.4      8.1           13.9
As percent of period-end
total   assets:

  Common equity           5.4            5.6       5.9           6.0

  Total equity            5.7            5.9       6.2           6.3





Book value per common     $49.36         $48.14    $46.73        $47.36
share (c)
Risk-based capital:

Tier 1 risk-based capital $  8.8         $ 8.6     $ 8.3         $ 8.1

Total risk-based capital  13.0           12.7      12.2          12.0

Risk adjusted assets      103.8          99.0      86.2          84.5





Capital ratios:

J.P. Morgan

Tier 1 ratio              8.5          % 8.7      %9.6         %             %
                                                                 9.8
Total ratio               12.5           12.8      14.2          14.7

Leverage ratio            6.3            6.0       6.5           6.5
Morgan Guaranty Trust
Company of New York

Tier 1 ratio              8.2          % 8.3      %9.7         % 9.6         %
Total ratio               10.6           10.7      12.6          12.7

Leverage ratio            5.7            5.2       5.5           5.6
______________________________________________________________________________
__ _______________________
(a)  Represents the annualized rate of return on average common stockholders'
equity for the three months ended September 30, 1995, June 30, 1995, December
31, 1994, and September 30, 1994.  Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have
been 15.6%,              14.1%, 8.6% and 15.0% for the three months ended
September 30, 1995, June
30, 1995, December 31, 1994, and September 30, 1994, respectively.

(b) The annualized rate of return on average common stockholders' equity for the nine months ended September 30, 1995 and 1994 was 13.2% and 14.5%, respectively. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 13.8% and 16.1% for the nine months ended September 30, 1995 and 1994, respectively.

(c) Excluding the impact of SFAS No. 115, the book value per common share would have been $46.82, $45.78, $44.39 and $44.21 for the three months ended
September 30, 1995, June 30, 1995, December 31, 1994, and September 30, 1994, respectively.


J.P. Morgan's risk-based capital and leverage ratios remain well above the minimum standards set by the Federal Reserve Board. In accordance with the Federal Reserve Board guidelines, the risk-based capital and leverage ratios exclude the equity, assets and off-balance-sheet exposures of J.P. Morgan Securities, Inc. and the effect of SFAS No. 115.
     At September 30, 1995, stockholders' equity included approximately $495 million of net unrealized appreciation on debt investment and marketable equity investment securities, net the related deferred tax liability of $309 million. This compares with $459 million of net unrealized appreciation at June 30, 1995. The unrealized appreciation on debt investment securities was $357 million and $283 million at September 30, 1995, and at June 30, 1995, respectively. The unrealized appreciation on marketable equity investment securities was
$447 million at September 30, 1995, and $463 million at June 30, 1995.

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
________________________________________________________________________________
__ _____________
Dollars in millions,             Three months ended
interest and average rates      _______________________________________________
                                _________
on a taxable-equivalent basis    September 30, 1995       September 30, 1994

                                _______________________________________________
                                _________
                                Averag          Averag   Averag          Averag
                                e               e        e               e
                                balanc  Interes rate     balanc  Intere  rate
                                e       t                e       st
                                _______________________________________________
                                _________

ASSETS

Interest-earning deposits with
%
banks,   mainly in offices
outside the U.S.                 $          $          % $           $
                                1,316   31      9.35     2,335   50      8.50
Debt investment securities in
offices in the U.S. (a):

    U.S. Treasury               2,179   36      6.55     1,057   17      6.38

    U.S. state and political
subdivision

                                1,916   56      11.60    2,201   66      11.90
    Other                       14,042  245     6.92     11,508  169     5.83

Debt investment securities in
offices   outside the U.S. (a)

                                3,405   62      7.22     5,493   98      7.08
Trading account assets:
    In offices in the U.S.      12,231  196     6.36     15,071  249     6.55
    In offices outside the U.S. 24,779  540     8.65     21,407  461     8.54
Securities purchased under
agreements   to resell and
federal funds sold,   mainly in
offices in the U.S.
                                31,721  500     6.25     29,326  404     5.47
Securities borrowed in offices
in   the U.S.

                                14,350  203     5.61     15,763  160     4.03
Loans:
    In offices in the U.S.      6,364   109     6.80     7,689   117     6.04
    In offices outside the U.S. 17,413  302     6.88     15,759  248     6.24
Other interest-earning assets
(b):
    In offices in the U.S.      739     53      *        1,082   78      *

    In offices outside the U.S. 1,968   147     *        456     55      *

_________________________________________________________________________________
__ _____________
Total interest-earning assets   132,42  2,480   7.43    129,14  2,172   6.67
                                3                       7
Allowance for credit losses     (1,132                  (1,140
                                )                       )
Cash and due from banks         1,809                   1,740

Other noninterest-earning       40,914                  40,520
assets
_________________________________________________________________________________
__ ______________
Total assets                    174,01                  170,26
                                4                       7
_________________________________________________________________________________
__ _____________
Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended September 30, 1995 and 1994.

(a) For the three months ended September 30, 1995 and 1994, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

*  Not meaningful

  CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
  J.P. Morgan & Co. Incorporated
  _____________________________________________________________________________
  _______________

Dollars in millions,           Three months ended
interest and average rates
______________________________________________
                               _________
on a taxable-equivalent basis  September 30, 1995      September 30, 1994
                               ____________________________________________
                               __ _________

                               Averag         Averag    Averag
Averag
                               e              e         e             e
                               balanc Intere  rate      balanc Intere rate
                               e      st               e      st
                               ____________________________________________
                               __ _________

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing deposits:

    In offices in the U.S.     $      $ 24    4.63    % $      $ 25   4.72
%
                               2,056                   2,103
    In offices outside the     38,763 595     6.09      39,770 492    4.91
U.S.
Trading account liabilities:
    In offices in the U.S.     5,329  90      6.70      8,102  131    6.41
    In offices outside the     11,550 215     7.39      10,346 202    7.75
U.S.
Securities sold under
agreements to   repurchase and
federal funds   purchased,
mainly in offices in   the
U.S.
                               42,623 633     5.89      42,309 501    4.70
Commercial paper, mainly in
offices   in the U.S.

                               2,583  40      6.14      4,615  54     4.64
Other interest-bearing
liabilities:
    In offices in the U.S.     10,193 158     6.15      8,044  100    4.93
    In offices outside the     1,702  40      9.32      2,201  36     6.49
U.S.
Long-term debt,
    mainly in offices in the   9,643  151     6.18      5,976  75     4.98
U.S.
_____________________________________________________________________________
  _______________
Total interest-bearing         124,4  1,946   6.20     123,46 1,616   5.19
liabilities                    42                      6
Noninterest-bearing deposits:
    In offices in the U.S.     3,355                   3,550
    In offices outside the     1,597                   1,163
U.S.
Other noninterest-bearing
liabilities

                               34,66                   32,372
                               1
  ___________________________________________________________________________
  __ _______________
Total liabilities              164,05                   160,55
                               5                        1
Stockholders' equity           9,959                    9,716

_____________________________________________________________________________
  _______________
Total liabilities and
stockholders'   equity

                               174,01                  170,26
                               4                       7
Net yield on interest-earning                 1.60                    1.71
assets
_____________________________________________________________________________
  _______________
Net interest earnings                 534                      556

_____________________________________________________________________________
  _______________


  CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
  J.P. Morgan & Co. Incorporated
  ___________________________________________________________________________
  __ _______________

Dollars in millions,           Nine months ended
interest and average rates     ______________________________________________
                               _________
on a taxable-equivalent basis  September 30, 1995      September 30, 1994

                               ______________________________________________
                               _________
                               Averag         Averag    Averag        Averag
                               e              e         e             e
                               balanc Intere  rate      balanc Intere rate
                               e      st               e      st
                               ______________________________________________
                               _________

ASSETS

Interest-earning deposits with
banks,   mainly in offices
%
outside the U.S.                $         $           %  $         $
                               1,743  134     10.28     2,310  145    8.39
Debt investment securities in
offices in the U.S. (a):

    U.S. Treasury              2,228  107     6.42      1,264  55     5.82

    U.S. state and political
subdivision

                               2,043  185     12.11     2,219  201    12.11
    Other                      12,887 690     7.16      10,214 387    5.07
Debt investment securities in
offices   outside the U.S. (a)

                               4,478  233     6.96      6,260  318    6.79
Trading account assets:
    In offices in the U.S.     12,652 640     6.76      14,463 682    6.30
    In offices outside the     25,425 1,710   8.99      23,220 1,303  7.50
U.S.
Securities purchased under
agreements   to resell and
federal funds sold,   mainly
in offices in the U.S.
                               30,069 1,355   6.02      32,515 1,151  4.73
Securities borrowed in offices
in   the U.S.

                               14,186 604     5.69      15,248 411    3.60
Loans:
    In offices in the U.S.     6,684  355     7.10      7,926  322    5.43
    In offices outside the     17,345 915     7.05      16,222 726    5.98
U.S.
Other interest-earning assets
(b):
    In offices in the U.S.     1,295  211     *         868    164    *

    In offices outside the     1,220  272     *         658    234    *
U.S.
_____________________________________________________________________________
  ______________
Total interest-earning assets  132,25 7,411   7.49      133,38 6,099  6.11
                               5                       7
Allowance for credit losses    (1,132                   (1,146
                               )                        )
Cash and due from banks        1,827                    1,822

Other noninterest-earning      41,781                   39,139
assets
_____________________________________________________________________________
  _______________
Total assets                   174,73                   173,20
                               1                        2
_____________________________________________________________________________
  _______________
  Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and
  Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the nine months ended September
  30, 1995 and 1994.

  (a) For the nine months ended September 30, 1995 and 1994, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

  (b) Interest revenue includes the effect of certain off-balance-sheet transactions.

  *  Not meaningful

 CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
 J.P. Morgan & Co. Incorporated
______________________________________________________________________________
                                    _
 _____________
Dollars in millions,           Nine months ended
interest and average rates     ______________________________________________
                               _________
on a taxable-equivalent basis  September 30, 1995       September 30, 1994


                               ______________________________________________
                               _________

                               Averag         Averag    Averag          Averag
                               e              e        e              e
                                       Intere                   Intere
                               balanc  st     rate      balanc  st      rate
                               e                       e
                               ______________________________________________
                               _________

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest-bearing deposits:

    In offices in the U.S.     $       $ 76   4.83    % $       $ 78    4.61
%
                               2,104                   2,261
    In offices outside the     41,009  1,778  5.80      36,526  1,308   4.79
U.S.
Trading account liabilities:
    In offices in the U.S.     6,527   339    6.94      7,801   357     6.12
    In offices outside the     11,691  727    8.31      10,336  537     6.95
U.S.
Securities sold under
agreements to   repurchase and
federal funds   purchased,
mainly in offices in   the
U.S.
                               41,836  1,833  5.86     49,547  1,604   4.33
Commercial paper, mainly in
offices   in the U.S.

                               2,598   119    6.12     4,205   127     4.04
Other interest-bearing
liabilities:
    In offices in the U.S.     9,664   449    6.21      7,769   241     4.15
    In offices outside the     1,974   85     5.76      2,426   100     5.51
U.S.
Long-term debt,
    mainly in offices in the   8,545   407    6.36      5,667   195     4.60
U.S.
______________________________________________________________________________
                                    _
 _____________
Total interest-bearing         125,948 5,813  6.17      126,53  4,547   4.80
liabilities                                             8
Noninterest-bearing deposits:

    In offices in the U.S.     3,346                    3,965
    In offices outside the     1,366                    1,484
U.S.
Other noninterest-bearing
liabilities

                               34,312                   31,420
______________________________________________________________________________
                                    _
 _____________
Total liabilities              164,972                  163,4
                                                        07
Stockholders' equity           9,759                    9,795

______________________________________________________________________________
                                    _
 _____________
Total liabilities and
stockholders'   equity

                               174,731                  173,20
                                                       2
Net yield on interest-earning                  1.62                     1.56
assets
______________________________________________________________________________
                                    _
 _____________
Net interest earnings                 1,598                    1,552

______________________________________________________________________________
                                    _
 _____________


 ASSET AND LIABILITY MANAGEMENT DERIVATIVES

      The objective of asset and liability management is to create longer-term value through the management of interest rate risk related to J.P. Morgan's assets, liabilities, and off-balance-sheet activities. J.P. Morgan utilizes a variety of financial instruments, including derivatives, in an integrated manner to achieve these objectives. Additional information on asset and liability management derivatives, primarily interest rate swaps, is provided below. For more information about asset and liability management activities, see Note 7 to the financial statements, Off-balance-sheet financial instruments.
      The table below summarizes maturities and weighted-average interest rates to be received and paid on U.S. dollar and non-U.S. dollar asset and liability management interest rate swaps at September 30, 1995. The majority of asset and liability management interest rate swaps, as presented below, are risk-adjusting swaps. Also included in the table are swaps designated as hedges
or
 used to modify the interest rate characteristics of assets and liabilities. Variable rates presented are generally based on the London Interbank Offered Rate (LIBOR) in effect at September 30, 1995, and reset at predetermined dates.
 The table was prepared under the assumption that these variable interest rates remain constant. The variable interest rates to be received or paid will change to the extent that rates fluctuate. Such changes may be substantial.
      Not included in the table below are other derivatives used for asset and liability management purposes, such as currency swaps, basis swaps, foreign exchange contracts, interest rate futures, forward rate agreements, debt securities forwards, and purchased options, totaling $39.0 billion at
September
 30, 1995. The contractual maturities of these derivative contracts are primarily less than one year.

By expected maturities
_____________________________________________________________________________
                                    _
 ________________

                              After   After    After    After
                              one     two      three    four
                              year    years    years    years
                              but     but      but      but
                     Withi    withi   withi    withi    withi    After
Dollars in billions  n one    n       n        n        n        five
                     year     two     three    four     five    years    Tota
                                                                        l
______________________________________________________________________________
                                    _
 _______________
INTEREST RATE SWAPS
-   U.S. DOLLAR

Receive fixed
swaps

Notional amount      $19.3    $13.8   $5.0     $2.8     $3.6     $7.5     $52.
                                                                         0
Weighted average:

   Receive rate      6.3    % 6.9   % 7.2    % 7.7    % 6.9    % 7.1    % 6.8
%
   Pay rate          5.9      6.1     5.9      5.9      5.9      5.9      5.9



Pay fixed swaps
Notional amount      $18.7    $13.7   $10.2    $2.2     $4.9     $6.7     $56.
                                                                         4
Weighted average:

   Receive rate      5.9    % 6.0   % 5.9    % 5.9    % 5.9    % 6.0    % 5.9
%
   Pay rate          5.6      6.6     6.1      6.7      6.4      7.3      6.3



INTEREST RATE SWAPS
-   NON-U.S. DOLLAR

Receive fixed
swaps

Notional amount      $32.4    $21.6   $11.4    $8.7     $5.4     $7.4     $86.
                                                                         9
Weighted average:

   Receive rate      5.9    % 6.9   % 6.7    % 6.0    % 7.1    % 7.2    % 6.4
%
   Pay rate          4.2      5.2     4.8      3.9      5.4      5.3      4.7



Pay fixed swaps
Notional amount      $23.6    $22.2   $11.0    $8.8     $5.0     $7.4     $78.
                                                                         0
Weighted average:

   Receive rate      4.7    % 5.3   % 4.7    % 4.0    % 5.4    % 5.5    % 4.9
%
   Pay rate          6.2      6.6     6.0      5.7      7.3      7.6      6.4
______________________________________________________________________________
                                    _
 _______________
Total notional       $94.0    $71.3   $37.6    $22.5    $18.9    $29.0    $273
amount                                                                   .3
______________________________________________________________________________
                                    _
 _______________
There is $2.6 billion and $4.0 billion of notional amounts related to currency swaps and basis swaps, respectively, not included in the table above.



 PART II

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            12.   Statement re computation of ratios
                  (incorporated by reference to Exhibit 12 to J.P. Morgan's
 Amendment No. 3     to the Registration Statement on Form S-3, Registration
No.
 33-55851)

            27.   Financial data schedule

      (b)   Reports on Form 8-K

            The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1995:

            July 13, 1995 (Items 5 and 7)
              Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month period ended June 30, 1995.

      July 18, 1995 (Items 5 and 7)
              Reported the issuance by J.P. Morgan of a press release announcing the
              sale of its local custody and securities clearing businesses in Continental
              Europe.

                                                          SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by
 the undersigned thereunto duly authorized.


 (REGISTRANT)                  J.P. MORGAN & CO. INCORPORATED




 BY (SIGNATURE)
                               /s/ DAVID H. SIDWELL
                               _______________________________________
 (NAME AND TITLE)              DAVID H. SIDWELL
                              MANAGING DIRECTOR AND CONTROLLER
                              (PRINCIPAL ACCOUNTING OFFICER)
DATE:  November 14, 1995

                                                     LIST OF EXHIBITS
 EXHIBIT
 27.              Financial data schedule