Form 10-K
period 1995-12-31
MORGAN J P & CO INC
filed 1996-03-25
CIK 68100

                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                     _______________________


    [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995

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

 Registrant's telephone number, including area code: (212) 483-2323
___________________________________________________________________


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

     Depositary shares representing    New York Stock Exchange
      a one-tenth interest in 6 5/8%
      Cumulative Preferred Stock,
      Series H, No Par Value,
      Stated Value $500

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of J.P. Morgan totaled $15,377,040,281 at February
29, 1996.

     The number of shares outstanding of J.P. Morgan's Common
Stock, $2.50 Par Value, at February 29, 1996, totaled 187,811,179 shares.


               DOCUMENTS INCORPORATED BY REFERENCE

     J.P. Morgan's Annual report to Stockholders for the year ended December 31, 1995, is incorporated by reference in response to Part I, Items 1, 2, 3, and 4; Part II, Items 5, 6, 7, 8, and
9; and Part IV, Item 14 of Form 10-K.

     J.P. Morgan's definitive Proxy Statement dated March 25,
1996, is incorporated by reference in response to Part III, Items
10, 11, 12, and 13 of Form 10-K.

                 FORM 10-K CROSS-REFERENCE INDEX
                 _______________________________

                                                       Page No. *
Part I

Item 1.   Business
           Description of business                     6-14, 99-101
           Number of employees                         80
           Financial information about foreign and
            domestic operations                        74-75,88-90
           Distribution of assets, liabilities, and
             stockholders' equity; interest rates
             and interest differential                 82-84
           Investment portfolio                        53-55
           Loan portfolio                              47,62-63,
                                                       85-90
           Summary of loan loss experience             87-89
           Deposits                                    82,84,93
           Return on equity and assets                 80-81
           Short-term borrowings                       94

Item 2.   Properties                                   101

Item 3.   Legal proceedings                            (a)

Item 4.   Submission of matters to a vote of
           security holders                            (a)

Part II

Item 5.   Market for registrant's common equity and
          related stockholder matters                  79,80-81,95

Item 6.   Selected financial data                      80-81

Item 7.   Management's discussion and analysis of
           financial condition and results of
           operations                                  6-38

Item 8.   Financial statements and supplementary data
           Report of independent accountants           40
           J.P. Morgan & Co. Incorporated
             Consolidated statement of income          41
             Consolidated balance sheet                42
             Consolidated statement of changes in
               stockholders' equity                    43
             Consolidated statement of cash flows      44
         Morgan Guaranty Trust Company of New York -
           Consolidated statement of condition         45
           Notes to financial statements               46-79
           Selected consolidated quarterly
            financial data                             (b), 95
           Consolidated average balances and net
            interest earnings, for the three months
            ended December 31, 1995 and 1994           110-111

Item 9.  Changes in and disagreements with accountants
          on accounting and financial disclosure       (a)

Part III                                               Page No. *

Item 10. Directors and executive officers of the
          registrant                                   (c)

Item 11. Executive compensation                        (c)

Item 12. Security ownership of certain beneficial
          owners and management                        (c)

Item 13. Certain relationships and related
          transactions                                 (c)

Part IV

Item 14. Exhibits, financial statement schedules, and reports on Form 8-K

         1. Financial statements have been included in Item 8.

         2. Financial statement schedules
            Schedule III - Condensed financial
             information of J.P. Morgan & Co.
             Incorporated (parent)                     76-78

         Exhibits

          3a  Restated certificate of incorporation, as amended
              (incorporated by reference to Exhibit 3a to J.P.
              Morgan's post-effective amendment No. 1 to Form S-3, Registration No. 33-55851)

          3b By-laws of J.P. Morgan as amended through December 11, 1991 (incorporated by reference to
              Exhibit 3b to J.P. Morgan's registration statement on Form S-3, Registration No. 33-49775)

          4 Instruments defining the rights of security holders, including indentures. J.P. Morgan hereby agrees to furnish to the Commission, upon request, a copy of any unfiled agreements defining the rights of holders of long-term debt of J.P. Morgan and of all subsidiaries of J.P. Morgan for which consolidated or unconsolidated financial statements are required to be filed.

         10a  1992 stock incentive plan, as amended
              (incorporated by reference to Exhibit 10a to J.P.
              Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

         10b Director stock plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan's annual report on Form 10-K for the year ended December
              31, 1994, File No. 1-5885)

         10c Deferred compensation plan for directors' fees, as amended (incorporated by reference to Exhibit
              10c to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1992, File No, 1-5885)

         10d  1989 stock incentive plan, as amended
              (incorporated by reference to Exhibit 10d to J.P.
              Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

     <PAGE 5>

         10e  1987 stock incentive plan, as amended
              (incorporated by reference to Exhibit 10e to J.P.
              Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

         10f Stock option plan, as amended (incorporated by reference to Exhibit 10f to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

         10g  Incentive compensation plan, as amended
              (incorporated by reference to Exhibit 10g to J.P.
              Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

         10h Stock option award (incorporated by reference to Exhibit 10h to J.P. Morgan's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885)

         10i  1995 stock incentive plan

         10j  1995 executive officer performance plan

          12 Statements re computation of ratios (incorporated by reference to Exhibit 12 to J.P. Morgan's amendment
              No. 2 to Form S-3, Registration No. 33-64193)

          13  Annual report to stockholders
              Only those sections of the annual report to stockholders referenced in the cross-reference index above are incorporated in the report on Form 10-K.

          21  Subsidiaries of J.P. Morgan

          23  Consent of independent accountants

          24  Powers of attorney

          27  Financial data schedule

         Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

         Reports on Form 8-K

         Report on Form 8-K dated October 12, 1995, was filed with the Securities and Exchange Commission during the quarter ended December 31, 1995, which reported the issuance by J.P. Morgan of a press release reporting its earnings for the three- and nine-month periods ended September 30, 1995.
         In addition, Form 8-K dated December 13, 1995, was filed announcing a dividend increase and stock repurchase program, and Form 8-K dated December 14, 1995, was filed announcing that Michael E. Patterson had been named a vice chairman of J.P. Morgan.

     * Refers to pages appearing in the J.P. Morgan & Co. Incorporated Annual report to stockholders for the year ended December 31, 1995. Such annual report was mailed to stockholders and a copy is attached hereto as Exhibit 13. The aforementioned pages are incorporated herein by reference in accordance with General Instruction G to Form 10-K. This document shall be deemed to have been "filed" only to the extent of the material incorporated herein by reference.

     (a) Nothing to report.

     (b) Fourth quarter 1995 results are incorporated by reference to the report on Form 8-K dated January 11, 1996, filed with the Securities and Exchange Commission.

     (c) Incorporated by reference to the definitive Proxy
         Statement dated March 25, 1996.

                           SIGNATURES
                           __________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 25, 1996, on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      J.P. MORGAN & CO. INCORPORATED

By (SIGNATURE)    /s/ RACHEL F. ROBBINS
                  ____________________________
(Name and         Rachel F. Robbins, Secretary
Title)
Date              March 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1996, by the following persons on behalf of the registrant in the capacities indicated.

By (SIGNATURE)    s/JOHN A. MAYER JR.
                  _______________________________________
(Name and         John A. Mayer Jr., Chief Financial Officer
Title)            (Principal financial officer)

By (SIGNATURE)    s/DAVID H. SIDWELL
                  _______________________________________
(Name and         David H. Sidwell, Managing Director and
Title)            Controller
                  (Principal accounting officer)

By (SIGNATURE)    s/DOUGLAS A. WARNER III *
                  ____________________________________________
(Name and         Douglas A. Warner III, Chairman of the Board
Title)            and Director
                  (Principal executive officer)

By (SIGNATURE)    s/RILEY P. BECHTEL *
                  __________________________
(Name and         Riley P. Bechtel, Director
Title)

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

By (SIGNATURE)    s/MICHAEL E. PATTERSON *
                  ______________________________________________
(Name and         Michael E. Patterson, Vice Chairman of the
Title)            Board and Director

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

10a. 1992 Stock incentive plan, as amended (incorporated by reference to Exhibit 10a to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10b. Director stock plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10c. Deferred compensation plan for directors' fees, as amended
     (incorporated by reference to Exhibit 10c to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1992, File No. 1-5885)

10d. 1989 stock incentive plan, as amended (incorporated by reference to Exhibit 10d to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10e. 1987 stock incentive plan, as amended (incorporated by reference to Exhibit 10e to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10f. Stock option plan, as amended (incorporated by reference to Exhibit 10f to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10g. Incentive compensation plan, as amended (incorporated by reference to Exhibit 10g to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10h. Stock option award (incorporated by reference to Exhibit 10h to J.P. Morgan's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885)

10i. 1995 stock incentive plan

10j. 1995 executive officer performance plan

12. Statements re computation of ratios (incorporated by reference to Exhibit 12 to J.P. Morgan's amendment No. 2 to
     Form S-3, Registration No. 33-64193)

13. The J.P. Morgan & Co. Incorporated Annual report to stockholders (Pages 6-38, 40-90, 93-95, 99-101). This document shall be deemed to have been "filed" only to the extent of the material incorporated herein by reference.

21.  Subsidiaries of J.P. Morgan

23.  Consent of independent accountants

24.  Powers of attorney

27.  Financial data schedule