Form 10-Q
period 1996-03-31
MORGAN J P & CO INC
filed 1996-05-15
CIK 68100

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-5885

                         J.P. MORGAN & CO. INCORPORATED
             (Exact name of registrant as specified in its charter)

               Delaware                                       13-2625764
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

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

         Number of shares outstanding of each of the registrant's classes of common stock at April 30, 1996:

Common Stock,  $2.50  Par Value                         187,179,112 Shares

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Discussion of business sector results; Discussion of the financial condition and results of operations; Statements of consolidated average balances and net interest earnings of J.P. Morgan & Co. Incorporated ("J.P. Morgan") for the three months ended March 31, 1996; and Table of asset and liability management derivatives are set forth on pages 16 through 31 herein.

PART II -- OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             32

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                33

SIGNATURES                                                              34

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated

- ------------------------------------------------------------------------------------------
In millions,
except per share data                                Three months ended
                               ------------------------------------------------------------
                               March 31    March 31    Increase/   December 31   Increase/
                                   1996        1995    (Decrease)         1995   (Decrease)
                               ------------------------------------------------------------

NET INTEREST REVENUE
Interest revenue                  $2,554     $2,470     $   84         $2,609     ($  55)
Interest expense                   2,158      1,970        188          2,121         37
- ------------------------------------------------------------------------------------------
Net interest revenue                 396        500       (104)           488        (92)

NONINTEREST REVENUE
Trading revenue                      758        303        455            369        389
Investment banking revenue           201        114         87            158         43
Credit-related fees                   38         43         (5)            40         (2)
Investment management fees           157        130         27            156          1
Operational service fees             113        140        (27)           129        (16)
Net investment securities
  gains                               12          9          3              1         11
Other revenue                         65        149        (84)           177       (112)

- ------------------------------------------------------------------------------------------
Total noninterest revenue          1,344        888        456          1,030        314

Total revenue                      1,740      1,388        352          1,518        222


OPERATING EXPENSES
Employee compensation and
  benefits                           730        626        104            608        122
Net occupancy                         73         80         (7)            76         (3)
Technology and communications        158        172        (14)           165         (7)
Other expenses                       124        124       --              141        (17)

- ------------------------------------------------------------------------------------------
Total operating expenses           1,085      1,002         83            990         95



Income before income taxes           655        386        269            528        127
Income taxes                         216        131         85            162         54

- ------------------------------------------------------------------------------------------
Net income                           439        255        184            366         73


PER COMMON SHARE
Net income (a)                    $ 2.13     $ 1.27     $ 0.86         $ 1.80     $ 0.33
Dividends declared                  0.81       0.75       0.06           0.81       --
- ------------------------------------------------------------------------------------------


(a) Earnings per share amounts represent both primary and fully diluted earnings per share.

See notes to financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated


- -------------------------------------------------------------------------------------
Dollars in millions                                          March 31     December 31
                                                               1996           1995
                                                            -------------------------
ASSETS
Cash and due from banks                                     $    732        $  1,535
Interest-earning deposits with banks                           1,183           1,986
Debt investment securities available for
  sale carried at fair value (Cost: $27,115
  at March 1996 and $24,154 at December 1995)                 27,446          24,638
Trading account assets                                        69,844          69,408
Securities purchased under agreements to
  resell ($39,683 at March 1996 and $32,157
  at December 1995) and federal funds sold                    39,692          32,157
Securities borrowed                                           22,901          19,830
Loans                                                         28,645          23,453
Less: allowance for credit losses                              1,117           1,130

- -------------------------------------------------------------------------------------
Net loans                                                     27,528          22,323
Customers' acceptance liability                                  339             237
Accrued interest and accounts receivable                       4,766           3,539
Premises and equipment                                         3,354           3,339
Less: accumulated depreciation                                 1,445           1,412

- -------------------------------------------------------------------------------------
Premises and equipment, net                                    1,909           1,927
Other assets                                                   8,407           7,299

- -------------------------------------------------------------------------------------
Total assets                                                 204,747         184,879

- -------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                       2,784           3,287
  In offices outside the U.S.                                    677             744
Interest-bearing deposits:
  In offices in the U.S.                                       1,765           2,003
  In offices outside the U.S.                                 44,978          40,404

- -------------------------------------------------------------------------------------
Total deposits                                                50,204          46,438
Trading account liabilities                                   46,766          45,289
Securities sold under agreements to
  repurchase ($55,952 at March 1996 and
  $40,803 at December 1995) and federal
  funds purchased                                             58,765          45,099
Commercial paper                                               4,229           2,801
Other liabilities for borrowed money                          15,659          15,129
Accounts payable and accrued expenses                          7,265           5,643
Liability on acceptances                                         339             237
Long-term debt not qualifying as risk-based
  capital                                                      5,710           5,737
Other liabilities                                              1,272           4,465
- -------------------------------------------------------------------------------------
                                                             190,209         170,838
Long-term debt qualifying as risk-based
  capital                                                      3,691           3,590

- -------------------------------------------------------------------------------------

Total liabilities                                            193,900         174,428

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,400,000):
  Adjustable rate cumulative preferred
  stock, $100 par value (issued and
  outstanding: 2,444,300)                                        244             244
  Variable cumulative preferred stock,
  $1,000 par value (issued and outstanding: 250,000)             250             250
  Fixed cumulative preferred stock, $500
  par value (issued and outstanding: 400,000)                    200            --
Common stock, $2.50 par value (authorized
  shares: 500,000,000; issued: 200,682,873 at
  March 1996 and 200,678,373 at December 1995)                   502             502
Capital surplus                                                1,432           1,430
Retained earnings                                              8,006           7,731
Net unrealized gains on investment securities,
  net of taxes                                                   470             566
Other                                                            593             552
- -------------------------------------------------------------------------------------
                                                              11,697          11,275

Less: treasury stock (13,382,388 shares at
  March 1996 and 13,562,755 shares at
  December 1995) at cost                                         850             824
- -------------------------------------------------------------------------------------
Total stockholders' equity                                    10,847          10,451

- -------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                   204,747         184,879

- -------------------------------------------------------------------------------------
See notes to financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated


- ------------------------------------------------------------------------------------------------------------
Dollars in millions                                                               Three months ended
                                                                            --------------------------------
                                                                             March 31             March 31
                                                                              1996                 1995

                                                                            --------------------------------
PREFERRED STOCK
Adjustable rate cumulative preferred stock
Balance, January 1 and March 31                                             $   244              $   244
- ------------------------------------------------------------------------------------------------------------
Variable cumulative preferred stock
Balance, January 1 and March 31                                                 250                  250

- ------------------------------------------------------------------------------------------------------------
Fixed cumulative preferred stock
Balance, January 1                                                                -                    -
Shares issued                                                                   200                    -

- ------------------------------------------------------------------------------------------------------------
Balance, March 31                                                               200                    -

- ------------------------------------------------------------------------------------------------------------
Total preferred stock, March 31                                                 694                   494

- ------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and March 31                                                 502                  502

- ------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                            1,430                1,452
Shares issued or distributed under dividend reinvestment
  plan, various employee benefit plans, and conversion of
  debentures, and income tax benefits associated with stock
  options                                                                         2                  (4)

- ------------------------------------------------------------------------------------------------------------
Balance, March 31                                                             1,432                1,448

- ------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                            7,731                7,044
Net income                                                                      439                  255
Dividends declared on adjustable rate cumulative preferred
  stock                                                                          (3)                  (3)
Dividends declared on variable cumulative preferred stock                        (5)                  (3)
Dividends declared on common stock                                             (152)                (141)
Dividend equivalents on common stock issuable                                    (4)                  (3)

- ------------------------------------------------------------------------------------------------------------
Balance, March 31                                                             8,006                7,149

- ------------------------------------------------------------------------------------------------------------
NET UNREALIZED GAINS ON INVESTMENT SECURITIES, NET OF TAXES
Balance, January 1                                                              566                  456
Net change in net unrealized gains, net of taxes                                (96)                  (7)

- ------------------------------------------------------------------------------------------------------------
Balance, March 31                                                               470                  449

- ------------------------------------------------------------------------------------------------------------
OTHER
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                              556                  369
Deferred stock awards, net                                                       39                    3

- ------------------------------------------------------------------------------------------------------------
Balance, March 31                                                               595                  372

- ------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION
Balance, January 1                                                               (4)                  (2)
Translation adjustments                                                           3                   (3)
Income tax benefit (expense)                                                     (1)                   1

- ------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                (2)                  (4)

- ------------------------------------------------------------------------------------------------------------
Total other, March 31                                                           593                  368

- ------------------------------------------------------------------------------------------------------------
LESS: TREASURY STOCK
Balance, January 1                                                              824                  747
Purchases                                                                       142                   67
Shares distributed under various employee benefit plans                        (116)                 (44)

- ------------------------------------------------------------------------------------------------------------
Balance, March 31                                                               850                  770

- ------------------------------------------------------------------------------------------------------------
Total stockholders' equity, March 31                                         10,847                9,640

- ------------------------------------------------------------------------------------------------------------

See notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated


- ----------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                     Three months ended
                                                                                    ----------------------------
                                                                                    March 31         March 31
                                                                                      1996             1995
                                                                                    ----------------------------
NET INCOME                                                                          $    439         $    255
Adjustments to reconcile to cash provided by (used in) operating activities:
     Noncash items: depreciation, amortization, deferred
     income taxes, and stock award plans                                                 268               80
     (Increase) decrease in assets:
       Trading account assets                                                           (422)         (11,247)
       Securities purchased under agreements to resell                                (7,523)          (6,293)
       Securities borrowed                                                            (3,071)           1,054
       Accrued interest and accounts receivable                                       (1,227)           2,014
     Increase (decrease) in liabilities:
       Trading account liabilities                                                     1,488            8,715
       Securities sold under agreements to repurchase                                 15,151            2,686
       Accounts payable and accrued expenses                                           1,586           (2,290)
     Other changes in operating assets and liabilities, net                           (5,607)           2,847
     Net investment securities gains included in cash flows
       from investing activities                                                         (12)              (9)
- ----------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        1,070           (2,188)

- ----------------------------------------------------------------------------------------------------------------
(Increase) decrease in interest-earning deposits with banks                              803             (291)
Debt investment securities:
     Proceeds from sales                                                              18,736            9,246
     Proceeds from maturities, calls, and mandatory redemptions                          747              747
     Purchases                                                                       (22,442)          (7,722)
(Increase) decrease in federal funds sold                                                 (9)             136
Increase in loans                                                                     (5,205)            (586)
Payments for premises and equipment                                                      (42)             (53)
Other changes, net                                                                       147             (675)

- ----------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       (7,265)             802

- ----------------------------------------------------------------------------------------------------------------
Decrease in noninterest-bearing deposits                                                (570)            (890)
Increase in interest-bearing deposits                                                  4,345            4,559
Decrease in federal funds purchased                                                   (1,483)          (2,630)
Increase (decrease) in commercial paper                                                1,428           (1,198)
Other liabilities for borrowed money:
     Proceeds                                                                          6,250            3,853
     Payments                                                                         (6,390)          (2,733)
Long-term debt:
     Proceeds                                                                            657            1,729
     Payments                                                                           (517)            (265)
Capital stock:
     Issued or distributed                                                               200             --
     Purchased                                                                          (143)             (67)
Dividends paid                                                                          (162)            (147)
Other changes, net                                                                     1,780           (1,977)

- ----------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                  5,395              234

- ----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                                (3)              95

- ----------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                     (803)          (1,057)
Cash and due from banks at December 31, 1995 and 1994                                  1,535            2,210

- ----------------------------------------------------------------------------------------------------------------
Cash and due from banks at March 31, 1996 and 1995                                       732            1,153

- ----------------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                       $  2,279         $  1,890
     Income taxes                                                                        252              104

- ----------------------------------------------------------------------------------------------------------------

See notes to financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York


- --------------------------------------------------------------------------------------------
Dollars in millions                                          March 31       December 31
                                                                 1996              1995
                                                          ----------------------------------
ASSETS
Cash and due from banks                                      $     709         $   1,421
Interest-earning deposits with banks                             1,270             2,081
Debt investment securities available for sale
  carried at fair value                                         23,004            23,625
Trading account assets                                          54,306            55,298
Securities purchased under agreements to resell
  and federal funds sold                                        25,218            21,013
Loans                                                           25,933            20,628
Less: allowance for credit losses                                1,009             1,021

- --------------------------------------------------------------------------------------------
Net loans                                                       24,924            19,607
Customers' acceptance liability                                    319               237
Accrued interest and accounts receivable                         3,424             3,401
Premises and equipment                                           2,970             2,958
Less: accumulated depreciation                                   1,249             1,224

- --------------------------------------------------------------------------------------------
Premises and equipment, net                                      1,721             1,734
Other assets                                                     6,101             4,574

- --------------------------------------------------------------------------------------------
Total assets                                                   140,996           132,991

- --------------------------------------------------------------------------------------------

LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                         2,731             3,254
  In offices outside the U.S.                                      703               839
Interest-bearing deposits:
  In offices in the U.S.                                         1,707             1,846
  In offices outside the U.S.                                   45,706            40,450

- --------------------------------------------------------------------------------------------
Total deposits                                                  50,847            46,389
Trading account liabilities                                     41,660            39,126
Securities sold under agreements to repurchase
  and federal funds purchased                                   21,496            20,090
Other liabilities for borrowed money                             7,367             7,368
Accounts payable and accrued expenses                            4,180             4,168
Liability on acceptances                                           319               237
Long-term debt not qualifying as risk-based capital
  (includes $472 at 1996 and $418 at 1995 of notes               2,507             2,786
  payable to J.P. Morgan)
Other liabilities                                                1,443             2,852

- --------------------------------------------------------------------------------------------
                                                               129,819           123,016
Long-term debt qualifying as risk-based capital
  (includes $2,237 at 1996 and  $1,310 at 1995 of                2,437             1,509
  notes payable to J.P. Morgan)

- --------------------------------------------------------------------------------------------
Total liabilities                                              132,256           124,525

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value
  (authorized shares: 2,500,000)                                  --                --
Common stock, $25 par value
  (authorized and outstanding shares: 10,000,000)                  250               250
Surplus                                                          2,820             2,820
Undivided profits                                                5,491             5,136
Net unrealized gains on investment securities, net of
  taxes                                                            181               264
Foreign currency translation                                        (2)               (4)

- --------------------------------------------------------------------------------------------
Total stockholder's equity                                       8,740             8,466

- --------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                     140,996           132,991

- --------------------------------------------------------------------------------------------


Member of the Federal Reserve System and the Federal Deposit Insurance Corporation.

See notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OF J.P. MORGAN & CO. INCORPORATED

Supplementary to notes in the 1995 Annual report to stockholders

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

                                                                            First quarter
In millions                                                               1996        1995
- ----------------------------------------------------------------------------------------------

INTEREST REVENUE
Deposits with banks                                                     $   27        $   59
Debt investment securities (a)                                             394           399
Trading account assets                                                     755           829
Securities purchased under agreements
  to resell and federal funds sold                                         577           412
Securities borrowed                                                        263           214
Loans                                                                      440           415
Other sources, primarily risk-adjusting swaps                               98           142

- ----------------------------------------------------------------------------------------------
Total interest revenue                                                   2,554         2,470

- ----------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                                   650           619
Trading account liabilities                                                293           428
Securities sold under agreements to
  repurchase and federal funds purchased                                   787           595
Other borrowed money                                                       289           211
Long-term debt                                                             139           117

- ----------------------------------------------------------------------------------------------
Total interest expense                                                   2,158         1,970

- ----------------------------------------------------------------------------------------------
Net interest revenue                                                       396           500

- ----------------------------------------------------------------------------------------------



(a) Interest revenue from debt investment securities included taxable revenue of $360 million and $357 million and revenue exempt from U.S. income taxes of $34 million and $42 million for the three months ended March 31, 1996 and 1995, respectively.

For the three months ended March 31, 1996 and 1995, net interest revenue associated with asset and liability management derivatives was approximately $40 million and $80 million respectively. At March 31, 1996, approximately ($280) million of net deferred losses on closed derivative contracts used for asset and liability management purposes were recorded on the balance sheet. Such amount is primarily composed of net deferred losses on closed hedge contracts included in the amortized cost of the debt investment portfolio. As discussed in Note 4 to the financial statements, Investment securities, the net unrealized appreciation associated with the debt investment portfolio was $331 million at March 31, 1996. Net deferred losses on closed derivative contracts are expected to amortize into Net interest revenue as follows: ($75) million - remainder of 1996; ($70) million in 1997; ($60) million in 1998; ($30) million in 1999; ($20)
million in 2000; ($10) million in 2001; and approximately ($15) million thereafter. The amount of net deferred gains or losses on closed derivative contracts will change from period to period, primarily due to amortization of such amounts to net interest revenue and the execution of our asset and liability management strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts.

3.   TRADING REVENUE

Trading revenue disaggregated by principal product groupings for the three months ended March 31, 1996 and 1995, is presented in the following table. Trading-related net interest revenue should be considered when evaluating trading results since the firm manages its trading activities based on combined revenues. For additional information refer to the Trading revenue discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                       First quarter
In millions                                                          1996          1995

- -----------------------------------------------------------------------------------------
Fixed Income                                                        $ 533          $ 57
Equities                                                               94            42
Foreign Exchange                                                       68           102
Commodities                                                            34            19
Proprietary Unit                                                       29            83

- -----------------------------------------------------------------------------------------
Trading revenue                                                       758           303

- -----------------------------------------------------------------------------------------


4.   INVESTMENT SECURITIES

Debt investment securities

A comparison of the cost and carrying values of debt investment securities available for sale and carried at fair value at March 31, 1996, follows.


                                                                                           Fair and
                                                                                           carrying
In millions                                                              Cost                 value
- ----------------------------------------------------------------------------------------------------
U.S. Treasury                                                         $   919               $   989
U.S. government agency, principally mortgage-backed                    20,060                20,137
U.S. state and political subdivision                                    1,734                 1,895
U.S. corporate and bank debt                                              148                   151
Foreign government*                                                     2,374                 2,387
Foreign corporate and bank debt                                         1,780                 1,786
Other                                                                     100                   101

- ----------------------------------------------------------------------------------------------------
Total debt investment securities                                       27,115                27,446

- ----------------------------------------------------------------------------------------------------




* Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development.

Net unrealized appreciation associated with debt investment securities available for sale carried at fair value at March 31, 1996, was $331 million, consisting of gross unrealized appreciation of $436 million and gross unrealized depreciation of $105 million. Such amounts represent the gross unrealized appreciation or depreciation on each debt security, including the effects of any related hedge. For additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities, see Note 6 to the financial statements, Off-balance-sheet financial instruments.

The following table presents the components of Net realized investment securities gains.

                                                             First quarter
In millions                                                1996          1995
- -------------------------------------------------------------------------------
Gross realized gains from sales                           $ 101         $  60
Gross realized losses from sales                            (89)          (51)
Net gains on maturities, calls and
  mandatory redemptions                                       -             -

- -------------------------------------------------------------------------------
Net investment securities gains                              12             9

- -------------------------------------------------------------------------------




Equity investment securities

Net realized gains on the sale of equity investment securities of $64 million and $163 million included in Other revenue for the three months ended March 31, 1996 and 1995, respectively, include $73 million and $168 million of gross realized gains. Gross unrealized gains and losses as well as a comparison of the cost, fair value, and carrying value of marketable equity investment securities at March 31, 1996, follows.

                                                                      Gross               Gross            Fair and
                                                                 unrealized          unrealized            carrying
In millions                                      Cost                 gains              losses               value
- ---------------------------------------------------------------------------------------------------------------------
March 31, 1996                                   $236                  $430                  $1                $665

- ---------------------------------------------------------------------------------------------------------------------

Securities without available market quotations:
Nonmarketable equity investment securities, carried at a cost of $455 million, had an estimated fair value of $539 million at March 31, 1996.

5.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets and liabilities at March 31, 1996, and the average balance for the three-month period ended March 31, 1996.


                                                                    Carrying       Average
In millions                                                            value       balance
- --------------------------------------------------------------------------------------------------

TRADING ACCOUNT ASSETS
 U.S. Treasury                                                       $11,198              $11,817
 U.S. government agency                                                2,528                2,293
 Foreign government                                                   18,687               19,669
 Corporate debt and equity                                            12,217               13,623
 Other securities                                                      3,378                6,948
 Interest rate and currency swaps                                     11,476               11,294
 Foreign exchange contracts                                            2,472                2,872
 Interest rate futures and forwards                                      270                  394
 Commodity and equity contracts                                        2,368                1,703
 Purchased option contracts                                            5,250                4,995

- --------------------------------------------------------------------------------------------------
Total trading account assets                                          69,844               75,608

- --------------------------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES

 U.S. Treasury                                                         7,528                8,701
 Foreign government                                                   11,780                9,510
 Corporate debt and equity                                             4,167                3,748
 Other securities                                                        937                2,478
 Interest rate and currency swaps                                     10,010               10,301
 Foreign exchange contracts                                            3,591                3,900
 Interest rate futures and forwards                                      495                  520
 Commodity and equity contracts                                        2,943                2,564
 Written option contracts                                              5,315                4,973

- --------------------------------------------------------------------------------------------------
Total trading account liabilities                                     46,766               46,695

- --------------------------------------------------------------------------------------------------

6.   OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

Derivatives

Derivatives may be used either for trading or asset and liability management purposes. Accordingly, the notional amounts presented in the table below have been identified as relating to either trading or asset and liability management activities based on management's intent and ongoing usage. A summary of the credit exposure, which is represented by the positive market value associated with derivatives, after considering the benefit of approximately $25.1 billion and $27.7 billion of master netting agreements in effect at March 31, 1996 and December 31, 1995, respectively, is also presented.


                                                   Notional amounts                 Credit exposure
                                                 ------------------------       -------------------------

                                                 March 31      December 31      March 31     December 31
In billions                                       1996            1995            1996         1995
- ---------------------------------------------------------------------------------------------------------

Interest rate and currency swaps
  Trading                                        $1,398.2        $1,233.3
  Asset and liability management(a)(b)(c)           279.7           282.3

- ---------------------------------------------------------------------------------------------------------
Total interest rate and currency swaps            1,677.9         1,515.6        $   11.5     $   12.4

- ---------------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and
  futures contracts
  Trading                                           465.2           443.7
  Asset and liability management(a)(b)               20.5            18.1

- ---------------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward,
  and futures contracts                             485.7           461.8             2.5          3.3

- ---------------------------------------------------------------------------------------------------------
Interest rate futures, forward rate
agreements, and debt securities forwards
  Trading                                           466.0           412.7
  Asset and liability management                     15.4             2.7

- ---------------------------------------------------------------------------------------------------------
  Total interest rate futures, forward
  rate agreements, and debt securities
  forwards                                          481.4           415.4             0.3          0.5

- ---------------------------------------------------------------------------------------------------------
Commodity and equity swaps, forward, and
futures contracts, all trading                       85.9            65.1             2.3          1.4

- ---------------------------------------------------------------------------------------------------------
Purchased options(d)
  Trading                                           486.9           462.2
  Asset and liability management(a)                   2.6             2.6

- ---------------------------------------------------------------------------------------------------------
Total purchased options                             489.5           464.8             5.2          5.2

- ---------------------------------------------------------------------------------------------------------
Written options, all trading(e)                     613.6           524.0            --           --

- ---------------------------------------------------------------------------------------------------------
Total credit exposure recorded as
  assets on the balance sheet                                                        21.8         22.8

- ---------------------------------------------------------------------------------------------------------

(a) The majority of J.P. Morgan's asset and liability management derivatives are transacted with independently managed J.P. Morgan derivatives dealers that function as intermediaries for credit and administrative purposes.

(b) The notional amounts of asset and liability management derivatives contracts conducted in the foreign exchange markets, primarily forward contracts, amounted to $23.5 billion at March 31, 1996, and were primarily denominated in the following currencies: Deutsche mark $5.1 billion, French franc $2.8 billion, Italian lira $2.6 billion, Spanish peseta $1.9 billion, Japanese yen $1.6 billion, British pound $1.5 billion, Netherlands guilder $1.2 billion, Swiss franc $1.1 billion, and Belgian franc $1.0 billion.

(c) The notional amount of risk-adjusting swaps was $259.0 billion at March 31, 1996.

(d) At March 31, 1996, purchased options used for trading purposes included $375.3 billion of interest rate options, $77.4 billion of foreign exchange options, and $34.2 billion of commodity and equity options. Only interest rate options are used for asset and liability management purposes. Purchased options executed on an exchange amounted to $130.7 billion and those negotiated over-the-counter amounted to $358.8 billion at March 31, 1996.

(e) At March 31, 1996, written options used for trading purposes included $493.7 billion of interest rate options, $86.0 billion of foreign exchange options, and $33.9 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $201.8 billion and those negotiated over-the-counter amounted to $411.8 billion at March 31, 1996.

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

     Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $156 million at March 31, 1996. Gross unrealized gains and gross unrealized losses associated with open derivative contracts used for these purposes at March 31, 1996, are presented below. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt, deposits, and debt investment securities, principally mortgage-backed securities. See Note 7 to the financial statements, Fair value of financial instruments.


                                                                    Gross           Gross                Net
                                                               unrealized      unrealized         unrealized
In millions                                                         gains        (losses)     gains/(losses)
- -------------------------------------------------------------------------------------------------------------
Long-term debt                                                       $176          ($99)               $ 77
Deposits                                                               63           (15)                 48
Debt investment securities                                             39           (14)                 25
Other financial instruments                                            30           (24)                  6

- -------------------------------------------------------------------------------------------------------------
Total                                                                 308          (152)                156

- -------------------------------------------------------------------------------------------------------------


Net unrealized gains associated with risk-adjusting swaps and their related hedges that are entered into to meet longer-term asset and liability management objectives approximated $0.3 billion at March 31, 1996. The net amount is composed of $3.6 billion of gross unrealized gains and $3.3 billion of gross unrealized losses. The unrealized gains and losses related to the derivative contracts used to hedge these risk-adjusting swaps, included above, were not material at March 31, 1996. There were no material terminations of risk-adjusting swaps during the three months ended March 31, 1996.

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

     A summary of the contractual amount of credit-related financial instruments at March 31, 1996, is presented in the following table.


                                                                     March 31
In billions                                                              1996

- -------------------------------------------------------------------------------
Commitments to extend credit                                           $59.3
Standby letters of credit and guarantees                                12.9
- -------------------------------------------------------------------------------


Other

Consistent with industry practice, amounts receivable and payable for securities that have not reached the contractual settlement dates are recorded net on the consolidated balance sheet. Amounts receivable for securities sold of $25.1 billion were netted against amounts payable for securities purchased of $23.0 billion to arrive at a net trade date receivable of $2.1 billion, which was classified as Other assets on the consolidated balance sheet at March 31, 1996.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, J.P. Morgan estimates that the aggregate net fair value of all balance sheet and off-balance-sheet financial instruments exceeded associated net carrying values at March 31, 1996 and December 31, 1995 by approximately $1.4 billion before considering income taxes. Such amounts were primarily attributable to net appreciation on net loans and risk-adjusting swaps of $1.2 billion and $0.3 billion, respectively, at March 31, 1996 and $1.2 billion and $0.4 billion, respectively, at December 31, 1995.

8.   IMPAIRED LOANS AND ALLOWANCE FOR CREDIT LOSSES

Total impaired loans, net of charge-offs, at March 31, 1996, are presented in the following table. At March 31, 1996, more than half of the impaired loan balance is measured based upon the present value of expected future cash flows discounted at an individual loan's effective interest rate, one third is based on the fair value of the collateral, and the remainder is measured by an observable market price.

                                                                          March 31
In millions                                                                   1996
- ---------------------------------------------------------------------------------------
Impaired loans:
  Commercial and industrial                                                   $110
  Other                                                                         42

- ---------------------------------------------------------------------------------------
                                                                               152
Restructuring countries                                                          4

- ---------------------------------------------------------------------------------------
Total impaired loans                                                           156 (a)

- ---------------------------------------------------------------------------------------
Other nonperforming assets                                                       -

- ---------------------------------------------------------------------------------------
Total nonperforming assets                                                     156

- ---------------------------------------------------------------------------------------


         An analysis of the effect of impaired loans, net of charge-offs, on interest revenue in the three months ended March 31, 1996 and 1995, is presented in the following table.


                                                                First quarter    First quarter
In millions                                                              1996             1995
- ----------------------------------------------------------------------------------------------
Interest revenue that would have been
recorded if accruing                                                      $ 4              $ 5
Less interest revenue recorded                                              1               14

- ----------------------------------------------------------------------------------------------
(Negative)/ positive impact of impaired
loans on interest revenue                                                  (3)               9

- ----------------------------------------------------------------------------------------------



An analysis of the allowance for credit losses at March 31, 1996, is presented in the following table.

                                                                  First quarter
In millions                                                            1996
- --------------------------------------------------------------------------------
Beginning of period balance                                       $   1,130

- --------------------------------------------------------------------------------
Recoveries                                                                5
Charge-offs:
  Commercial and industrial                                             (15)
  Other                                                                  (3)

- --------------------------------------------------------------------------------
Net charge-offs                                                         (13)

- --------------------------------------------------------------------------------
Balance, March 31, 1996 (b)                                           1,117 (c)

- --------------------------------------------------------------------------------



(a) As of March 31, 1996, no reserve is required under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, for the $156 million recorded investment in impaired loans. Charge-offs and interest applied to principal have reduced the recorded investment values to amounts that are less than the SFAS No. 114 calculated values. For the three months March 31, 1996, the average recorded investment in impaired loans was $131 million. (b) In accordance with SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, an allowance is maintained that is considered adequate to absorb losses inherent in the existing portfolios of loans and other undertakings to extend credit, such as irrevocable unused loan commitments, or to make payments to others for which a client is ultimately liable, such as standby letters of credit and guarantees, commercial letters of credit and acceptances, and all other credit exposures, including derivatives. A judgment as to the adequacy of the allowance is made at the end of each quarterly reporting period. (c) At March 31, 1996, the allocation of the allowance for credit losses was as follows: Specific allocation - borrowers in the U.S. $134 million, Specific allocation - borrowers outside the U.S. $56 million, Allocation to general risk $927 million.

9.   INVESTMENT BANKING AND OTHER REVENUE

In the first quarter of 1996 and 1995, investment banking revenue of $201 million and $114 million includes $65 million and $22 million, respectively, of underwriting revenue.

     Other revenue of $65 million in the 1996 first quarter includes $64 million of net equity investment securities gains. Other revenue of $149 million in the 1995 first quarter includes net equity investment securities gains of $163 million and $40 million of costs associated with hedging anticipated foreign currency revenues and expenses.

10.   INCOME TAXES

Income tax expense in the 1996 first quarter reflects a 33% effective tax rate, compared to a 34% effective tax rate in the 1995 first quarter. Income tax expense related to net investment securities gains was approximately $5 million and $4 million for the three months ended March 31, 1996 and 1995, respectively, computed at a rate of approximately 41%.

     The valuation allowance to reduce deferred tax assets to the amount expected to be realized totaled $140 million at December 31, 1995. The valuation allowance is primarily related to the ability to recognize tax benefits associated with foreign operations. The balance of the valuation allowance has not changed materially since December 31, 1995.

11.   COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets carried at approximately $67.8 billion in the consolidated balance sheet at March 31, 1996, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

12.   EARNINGS PER COMMON SHARE

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

                                                                                             First quarter
Dollars in millions                                                                1996                   1995
- ----------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                             $         431         $          249

Primary earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period                                                   202,133,593            196,905,106


Fully diluted earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period                                                   200,539,222            196,998,250

- ----------------------------------------------------------------------------------------------------------------------

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan & Co. Incorporated reported net income of $439 million in the first quarter of 1996, 72% higher than in the first quarter of 1995. Earnings per share for the quarter were $2.13 versus $1.27 a year ago. Last year, first quarter earnings included a charge of $55 million ($33 million after tax), or $0.17 per share, related primarily to severance.





FIRST QUARTER RESULTS AT A GLANCE


In millions of dollars,                                              Fourth
except per share data                   First quarter               quarter
                                      1996            1995            1995
- ------------------------------------------------------------------------------
Revenues                             $ 1,740         $ 1,388         $ 1,518
Operating expenses                    (1,085)         (1,002)           (990)
Income taxes                            (216)           (131)           (162)

- ------------------------------------------------------------------------------
Net income                           $   439         $   255         $   366
Net income per share                 $  2.13         $  1.27         $  1.80

- ------------------------------------------------------------------------------
Dividends declared per share         $  0.81         $  0.75         $  0.81


REVENUES rose 25% in the first quarter from a year ago.

     - Trading revenue more than doubled to $758 million, as increased client activity propelled advances in fixed income and equities. Combined trading and related net interest revenue was up 116% to $788 million. - Investment banking revenue rose 76% to $201 million.

     - Investment management fees grew 21%. Operational service and credit-related fees were down as a result of the sale of the firm's custody business in late 1995.

     - Net interest revenue declined 21% to $396 million.

OPERATING EXPENSES were up 8% from a year ago, as incentive compensation accruals for the first quarter increased in line with higher earnings.

IN OTHER DEVELOPMENTS, on May 13, 1996, J.P. Morgan announced that the firm had reached an agreement in principle to form a strategic alliance with Computer Sciences Corporation, Andersen Consulting, AT&T Solutions, and Bell Atlantic Network Integration to manage parts of Morgan's global technology infrastructure. The Pinnacle Alliance, as the new consortium will be known, is designed to expand Morgan's access to world-class technological resources and build its competitive strength as a leader in global finance. The value of the seven-year agreement is estimated at more than $2 billion. A final agreement will be negotiated within the next few months. The Pinnacle Alliance will manage activities that represent about a third of Morgan's $1 billion of annual technology expenditures.

Morgan expects to achieve aggregate savings of approximately 15 percent on projected technology costs over the life of the agreement, after an estimated $100 million transition expense mainly related to the sale of certain technology equipment to Alliance firms, training, and other personnel expenses. The transition expense is expected to be recorded in the 1996 third quarter upon completion of an agreement.

BUSINESS SECTOR RESULTS

The firm reports financial results for five business sectors. Three are oriented toward client services: Finance and Advisory, Sales and Trading, and Asset Management and Servicing. The Equity Investments sector comprises management of the firm's own portfolio of equity securities. The Asset and Liability Management sector covers the management of the firm's overall interest rate exposure. These five sectors generally reflect the way we operate but do not correspond exactly with the firm's organizational structure. Presented below are the summary results for each sector for the three months ended March 31, 1996 and 1995.



                                                Asset                         Asset
                                                Manage-                       and
                      Finance       Sales       ment           Equity         Liability      Corp-
                      and           and         and            Inves-         Manage-        orate        Consol-
In millions           Advisory      Trading     Servicing      tments         ment           Items        idated

- --------------------------------------------------------------------------------------------------------------------
March 31,1996
Total revenue         $  451        $  741        $  349        $   90        $  191        $  (82)        $1,740
Total expenses           337           339           271             8            29           101          1,085

- --------------------------------------------------------------------------------------------------------------------
Pretax income            114           402            78            82           162          (183)           655

- --------------------------------------------------------------------------------------------------------------------
March 31,1995
Total revenue            320           385           317           173           240           (47)         1,388
Total expenses           276           295           216             6            23           186          1,002

- --------------------------------------------------------------------------------------------------------------------
Pretax income             44            90           101           167           217          (233)           386

- --------------------------------------------------------------------------------------------------------------------


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

(2) In the three months ended March 31, 1996 and 1995, $216 million and $131 million, respectively, related to income taxes were not allocated to the business sectors.

FINANCE AND ADVISORY

The Finance and Advisory sector recorded pretax income of $114 million in the first quarter of 1996 compared with $44 million a year ago. Total revenue in the 1996 first quarter increased 41% to $451 million from $320 million in the first quarter of 1995 reflecting an increase in investment banking revenue principally due to higher levels of advisory and underwriting activities. Higher revenues from equity derivatives also contributed to the increase.

         Expenses in the first quarter of 1996 for the Finance and Advisory sector were $337 million compared with $276 million in the first quarter of 1995, an increase of 22% primarily due to higher employee compensation and benefits expenses.

SALES AND TRADING

The Sales and Trading sector recorded pretax income of $402 million in the first quarter of 1996 compared with $90 million in the first quarter of 1995. Total revenue in the first quarter of 1996 increased 92% to $741 million compared with $385 million in the first quarter of 1995 as revenue in both developed and emerging markets grew significantly. Total revenue increased due to strong results in fixed income markets due principally to strong client demand for swaps, government, and corporate securities; risk management activity for clients accelerated. Revenues from our proprietary trading unit declined.

         Total expenses for the Sales and Trading sector of $339 million increased $44 million or 15% from the first quarter of 1995 primarily due to higher employee compensation and benefits expense.

ASSET MANAGEMENT AND SERVICING

The Asset Management and Servicing sector recorded pretax income of $78 million in the first quarter of 1996 compared with $101 million in the year-earlier period. Total revenue increased 10% to $349 million in the first quarter of 1996 compared with $317 million in the first quarter of 1995. This increase was primarily driven by an increase in revenue from asset management, reflecting an increase in assets under management primarily from net new business.

         Expenses associated with Asset Management and Servicing were $271 million in the first quarter of 1996 compared with $216 million in the first quarter of 1995. The 25% increase in expenses primarily relates to higher employee compensation and benefits, in part due to higher staff levels.

         In a strategic disposition, we sold our securities custody and clearing business in 1995 and discontinued certain of our cash services. Revenues and expenses for 1996, which are related to the transition period, and 1995 associated with these businesses, are in the Corporate Items section.

EQUITY INVESTMENTS

Equity Investments recorded pretax income of $82 million in the first quarter of 1996 compared with $167 million in the first quarter of 1995. Total revenue was $90 million, down from $173 million in the first quarter of 1995. The 1996 first quarter reflected net equity investment securities gains of $64 million versus $163 million in the year-earlier quarter. Net unrealized appreciation on the combined portfolio of marketable and nonmarketable equity investment securities was $513 million at March 31, 1996, compared with $525 million at December 31, 1995.

         The results of the Equity Investment portfolio are also evaluated on an economic basis using total return, which combines revenue and the change in net unrealized appreciation. Total return for the first quarter of 1996 decreased 20% to $78 million from $97 million in the first quarter of 1995. As our investment strategy covers a longer-term horizon, total return viewed over shorter periods will reflect the impact of short-term market movements, including industry specific events.

ASSET AND LIABILITY MANAGEMENT

Asset and Liability Management recorded pretax income of $162 million in the first quarter of 1996 compared with $217 million in the same period a year ago. Total revenue, which primarily includes net interest revenue and net investment securities gains, was $191 million and $240 million for the first quarter of 1996 and 1995 respectively. The decline in total revenue was primarily due to the decrease in net interest revenue as a result of the maturity of higher-yielding instruments since the first quarter of 1995. Net unrealized appreciation on asset and liability management financial instruments, which included appreciation associated with risk adjusting swaps and debt investment securities offset by depreciation associated with longer-term funding, was $444 million at March 31, 1996 and $553 million at December 31, 1995.

         As our objective in Asset and Liability Management is to create longer-term value through the management of interest rate risk related to J.P. Morgan's nontrading assets, liabilities, and off-balance-sheet activities, the performance of the Asset and Liability Management sector, similar to that of the Equity Investments sector, is evaluated on an economic basis using total return. Total return, which combines reported revenue and the change in net unrealized appreciation, decreased 36% to $82 million in the first quarter of 1996 from $129 million in the first quarter of 1995.

CORPORATE ITEMS

Corporate Items includes revenues and expenses that have not been allocated to the five business sectors, intercompany eliminations, and the taxable equivalent adjustment, which is calculated to gross-up tax exempt interest to a taxable basis.

         Corporate Items for the first quarter of 1996 and 1995 included the revenues and expenses related to the firm's securities custody and clearing businesses that were sold in 1995 as well as the firm's discontinued cash services activities. Corporate Items in the first quarter of 1996 also included the taxable equivalent adjustment of $22 million. Corporate Items for the first quarter of 1995 included a special charge of $55 million related primarily to severance and the taxable equivalent adjustment of $29 million.

RISK MANAGEMENT

The following presents the market risk profiles related to our trading activities and asset and liability management activities for the three and twelve months ended March 31, 1996. Overall, market risk levels of the firm in the first quarter of 1996 were consistent with risk levels in the fourth quarter of 1995.

Trading activities

J.P. Morgan employs a value at risk methodology to estimate the potential losses that could arise from adverse changes in market conditions within a 95% confidence interval, referred to as "Daily Earnings at Risk" (DEaR). The DEaR estimate for our combined trading activities for the first quarter of 1996 averaged approximately $22 million and ranged from $17 million to $28 million. Quarterly average DEaR for the first quarter of 1996 was approximately
$22 million compared with $20 million for the fourth quarter of 1995.

         For the twelve months ended March 31, 1996, the DEaR estimate for our combined trading activities averaged approximately $21 million and ranged from approximately $14 million to $31 million. Daily combined trading-related revenue averaged $9.5 million during the twelve-month period ended March 31, 1996. Consistent with statistical expectations, daily revenue fell short of expected results by amounts greater than related DEaR estimates within 5% of the trading days during the twelve months ended March 31, 1996.

Asset and liability management activities

During the twelve months ended March 31, 1996, value at risk measured over a weekly horizon averaged approximately $35 million and ranged from $21 million to $50 million. These amounts approximate average DEaR of $16 million and a range of $10 million to $22 million. Weekly total return related to asset and liability management activities fell short of expected weekly results by amounts greater than related weekly value at risk estimates within 5% of the time.

FINANCIAL STATEMENT ANALYSIS

REVENUES

Revenues totaled $1.740 billion in the first quarter of 1996, up 25% from $1.388 billion a year earlier.

         Net interest revenue declined 21% to $396 million from the first quarter of 1995, due to lower returns from asset and liability management in the United States, reflecting a decline in net interest revenue as a result of the maturity of higher-yielding instruments, and a decrease in trading-related net interest revenue.

         The following table provides J.P. Morgan's interest-rate-sensitivity gap at March 31, 1996, including the asset and liability interest-rate-sensitivity gap and the effect of derivatives on the gap. The resulting interest-rate-sensitivity gap is presented by U.S. dollar and non-U.S. dollar currency components and reflects J.P. Morgan's market outlook at March 31, 1996. Significant variances in interest rate sensitivity may exist at other dates not presented in the table. Amounts in parentheses reflect liability sensitive positions.

By repricing or maturity dates


- ---------------------------------------------------------------------------------------------------
                                                          After           After
                                                            six             one
                                                         months            year
                                          Within            but             but           After
                                             six         within          within            five
In millions                               months       one year            five           years
- ---------------------------------------------------------------------------------------------------

MARCH 31, 1996
Asset and liability interest-
  rate-sensitivity gap                   $(8,200)        $(2,127)        $ 8,891           8,565
Derivatives affecting interest
  rate sensitivity                         5,122             140          (4,068)         (1,194)
- ---------------------------------------------------------------------------------------------------
Interest-rate-sensitivity gap (a)         (3,078)         (1,987)          4,823           7,371
- ---------------------------------------------------------------------------------------------------
(a) Components of interest-rate-
    sensitivity gap:
      U.S. dollar                          4,599          (1,439)             51           6,768
      Non-U.S. dollar*                    (7,677)           (548)          4,772             603
- ---------------------------------------------------------------------------------------------------
      Total                               (3,078)         (1,987)          4,823           7,371
- ---------------------------------------------------------------------------------------------------


* Primarily yen, deutsche mark, French franc, Belgian franc, and sterling positions.

Trading revenue rose to $758 million from $303 million a year earlier. Revenues in both developed and emerging markets were strong and diversified across the range of the firm's trading products. Reported trading revenue does not include net interest revenue associated with trading activities, which was $30 million in the first quarter of 1996 and $61 million a year ago. The following table presents trading revenue and net interest revenue associated with the firm's trading activities, in both developed and emerging markets, disaggregated by principal product groupings. The table does not represent total revenues generated by business activities as discussed in Business sector results. For example, underwriting revenues and equities commissions, which are reported in Investment banking revenue and Operational service fees respectively on the Consolidated Statement of Income, are not included below.




                                       Fixed                    Foreign       Commo-    Proprietary
In millions                           Income      Equities     Exchange       dities      Unit       Total
- -----------------------------------------------------------------------------------------------------------
First Quarter 1996
Trading revenue                         $533        $ 94         $ 68        $ 34         $ 29        $758
Net interest revenue                      69         (43)           5          (2)           1          30
- -----------------------------------------------------------------------------------------------------------
Combined total                           602          51           73          32           30         788
- -----------------------------------------------------------------------------------------------------------
First Quarter 1995
Trading revenue                           57          42          102          19           83         303
Net interest revenue                      66         (17)           4           3            5          61
- -----------------------------------------------------------------------------------------------------------
Combined total                           123          25          106          22           88         364
- -----------------------------------------------------------------------------------------------------------
Fourth Quarter 1995
Trading revenue                          248          36           63           5           17         369
Net interest revenue                      38         (32)          12          (2)         --           16
- -----------------------------------------------------------------------------------------------------------
Combined total                           286           4           75           3           17         385

Combined trading and related net interest revenue increased to $788 million from $364 million a year earlier. Combined revenue from fixed income rose to $602 million in the first quarter from $123 million in the year-earlier quarter because of strong client demand for swaps as well as government and corporate securities; risk management activity for clients accelerated. Combined revenue from equities doubled to $51 million from $25 million a year earlier, driven by strong demand for equity derivative products. Combined revenue from commodities was $32 million compared with $22 million in the year-earlier quarter. Foreign exchange combined revenue totaled $73 million versus $106 million in the first quarter of 1995. Combined revenue from the firm's proprietary unit was $30 million compared with $88 million in the first quarter of 1995.

Investment banking revenue was up 76% to $201 million in the first quarter. Underwriting revenue grew to $65 million from $22 million a year ago, as Morgan raised more debt and equity capital for a broad range of clients. Advisory fees rose to $136 million from $92 million a year earlier, reflecting our growing share of the merger-and-acquisition advisory market.

         Credit-related fees were $38 million in the first quarter, 12% lower than in the first quarter of 1995 because of the sale of the custody business in 1995.

         Investment management fees advanced 21% to $157 million from a year ago, as assets under management rose, primarily from net new business.

         Operational service fees in the first quarter totaled $113 million, 19% lower than in the 1995 first quarter. Excluding revenues of $33 million associated with the recently sold custody business, operational service fees for the first quarter rose 6% on increased brokerage commissions.

         Net investment securities gains were $12 million in the first quarter, compared with gains of $9 million in the first quarter of 1995.

         Other revenue was $65 million in the first quarter, compared with $149 million in the 1995 first quarter. The 1996 first quarter included net equity investment securities gains of $64 million, versus $163 million a year ago. Also included in the first quarter of 1995 was $40 million of costs associated with hedging anticipated foreign currency revenues and expenses.

OPERATING EXPENSES

Operating expenses were $1.085 billion in the first quarter of 1996, up 8% from a year earlier. Excluding the 1995 first quarter charge and the 1995 expenses associated with the custody business, operating expenses were up 21%. Employee compensation and benefits expense rose, primarily reflecting higher incentive compensation accruals in line with higher earnings. Expenses other than employee compensation and benefits were essentially flat.

         At March 31, 1996, staff totaled 15,431 employees compared with 16,443 employees at March 31, 1995.

         Income tax expense of $216 million in the first quarter was based on an effective tax rate of 33% versus 34% in the first quarter of 1995.

ASSETS

Total assets were $205 billion at March 31, 1996, compared with $185 billion at December 31, 1995, primarily because of an increase in trading-related assets and loans. Nonperforming assets increased by $38 million to $156 million during the first quarter as assets newly classified as nonperforming exceeded charge-offs and repayments. No provision for credit losses was deemed necessary in the 1996 first quarter. The allowance for credit losses was $1.117 billion at March 31, 1996.

FOREIGN-COUNTRY-RELATED OUTSTANDINGS

Foreign-country-related outstandings represent outstandings to foreign borrowers that are denominated in U.S. dollars or currencies other than the borrower's local currency or, in the case of a guarantee, other than the guarantor's local currency. Countries in which J.P. Morgan's outstandings exceeded 1.0% of total assets at March 31, 1996, are listed in the following table. Outstandings include loans, interest-earning deposits with banks, investment securities, customers' acceptance liability, securities purchased under agreements to resell, trading account securities, accrued interest, and other monetary assets. Outstandings generally are distributed according to the location of the borrower. In the case of guaranteed outstandings or when tangible, liquid collateral is held and realizable outside the obligor's country, distribution is generally made according to the location of the guarantor or the location where the collateral is held and realizable.

   In millions                                  Cross-border outstandings(a)
   --------------------------------------------------------------------------
   United Kingdom                                            $4,804
   France                                                     4,757
   --------------------------------------------------------------------------


   At March 31, 1996, Switzerland's cross-border outstandings were $1,584 million, between 0.75% and 1.0% of total assets.

(a) Mexican cross-border outstandings at March 31, 1996, were $1,206 million, less than 0.75% of total assets. Not included in Mexican cross-border outstandings are United Mexican States (UMS) bonds, substantially all of which have been sold forward, which are collateralized by U.S. Treasury securities. If the book value of these bonds, which is discussed below, had been included, total Mexican cross-border outstandings would have exceeded 0.75% of total assets at March 31, 1996.

The UMS bonds are collateralized as to principal by zero-coupon U.S. Treasury securities with a face value equal to the face value of the underlying bonds. The collateral, which will become available when the UMS bonds mature, is pledged to the holders of the bonds and is held by the Federal Reserve Bank of New York.

                                                                                                 U.S.
                                                                                               Treasury
    In millions                                                  UMS bonds                   collateral
                                                        -----------------------------------------------
                                                           Book      Face      Market           Fair
                                                          value     value       value          value
- -------------------------------------------------------------------------------------------------------
     MARCH 31, 1996
     Due in 2008                                           $ 95      $102        $ 95           $ 45
     Due in 2019                                            548       703         491            131
- -------------------------------------------------------------------------------------------------------

CAPITAL
                                      March 31       December 31      March 31
Dollars in billions                      1996            1995           1995
- --------------------------------------------------------------------------------

Total stockholders' equity             $  10.8         $  10.5        $   9.6


Annualized rate of return on
  average common stockholders'
  equity (a)                              17.2%           14.7%          11.1%
As percent of period-end total
  assets:
  Common equity                            5.0             5.4            5.5
  Total equity                             5.3             5.7            5.8


Book value per common share (b)        $ 51.57         $ 50.71        $ 47.19

Risk-based capital:
Tier 1 risk-based capital              $  9.5          $   9.0        $   8.4
Total risk-based capital                 13.9             13.4           12.4
Risk adjusted assets                    113.8            103.1           94.1


Capital ratios:
J.P. Morgan
Tier 1 ratio                               8.3%            8.8%           8.9%
Total ratio                               12.2            13.0           13.2
Leverage ratio                             6.2             6.1            5.9


Morgan Guaranty Trust Company
of New York
Tier 1 ratio                               8.1%            8.5%           8.2%
Total ratio                               11.4            11.0           10.6
Leverage ratio                             5.6             5.5            5.1

- --------------------------------------------------------------------------------

(a) Represents the annualized rate of return on average common stockholders' equity for the three months ended March 31, 1996, December 31, 1995, and March 31, 1995. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 18.1%, 15.5%, and 11.7% for the three months ended March 31, 1996, December 31, 1995, and March 31, 1995, respectively.

(b) Excluding the impact of SFAS No. 115, the book value per common share would have been $49.18, $47.83, and $44.87 for the three months ended March 31, 1996, December 31, 1995, and March 31, 1995, respectively.

J.P. Morgan's risk-based capital and leverage ratios remain well above the minimum standards set by the Federal Reserve Board. In accordance with the Federal Reserve Board guidelines, the risk-based capital and leverage ratios exclude the equity, assets and off-balance-sheet exposures of J.P. Morgan Securities, Inc. and the effect of SFAS No. 115.

         At March 31, 1996, stockholders' equity included approximately $470 million of net unrealized appreciation on debt investment and marketable equity investment securities, net the related deferred tax liability of $290 million. Net unrealized appreciation was $566 million at December 31, 1995. The unrealized appreciation on debt investment securities was $331 million and $484 million at March 31, 1996, and December 31, 1995, respectively. The unrealized appreciation on marketable equity investment securities was $429 million and $440 million at March 31, 1996, and December 31, 1995, respectively.

         During February 1996, J.P. Morgan issued $200 million of perpetual
6 5/8% cumulative preferred stock, series H, with a stated value of $500 per share. These shares are represented by 4 million depositary shares with a stated value of $50 per share, each representing one-tenth of a preferred share.

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

- ------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                             Three months ended
                                                 -----------------------------------------------------------------------------------
interest and average rates
on a taxable-equivalent basis                    March 31, 1996                               March 31, 1995
                                                 -----------------------------------------------------------------------------------
                                                     Average                     Average       Average                     Average
                                                     balance     Interest          rate        balance     Interest          rate
                                                 -----------------------------------------------------------------------------------

ASSETS

Interest-earning deposits with banks,
  mainly in offices outside the U.S.             $   1,795      $      27           6.05%     $   2,271     $      59         10.54%

Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                    1,017             19           7.51          1,795            28          6.33
    U.S. state and political
      subdivision                                    1,694             49          11.63          2,149            65         12.27
    Other                                           16,680            270           6.51         13,117           230          7.11
Debt investment securities in offices
  outside the U.S. (a)                               4,907             74           6.07          5,659            98          7.02
Trading account assets:
    In offices in the U.S.                          17,307            250           5.81         13,339           241          7.33
    In offices outside the U.S.                     26,913            506           7.56         27,946           590          8.56
Securities purchased under agreements
  to resell and federal funds sold,
  mainly in offices in the U.S.                     41,760            577           5.56         28,202           412          5.92
Securities borrowed in offices in
  the U.S.                                          20,773            263           5.09         15,321           214          5.66
Loans:
    In offices in the U.S.                           6,678            112           6.75          7,092           131          7.49
    In offices outside the U.S.                     20,648            332           6.47         16,575           288          7.05
Other interest-earning assets (b):
    In offices in the U.S.                           1,140             33              *          1,237            86             *
    In offices outside the U.S.                      1,294             65              *            607            57             *
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                      162,606          2,577           6.37        135,310         2,499          7.49
Allowance for credit losses                         (1,130)                                      (1,131)
Cash and due from banks                              1,253                                        1,842
Other noninterest-earning assets                    42,107                                       39,673
- ------------------------------------------------------------------------------------------------------------------------------------
Total assets                                       204,836                                      175,694
- ------------------------------------------------------------------------------------------------------------------------------------



Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended March 31, 1996 and 1995.

(a) For the three months ended March 31, 1996 and 1995, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

*  Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated


- ------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                                   Three months ended
interest and average rates
                                                      ------------------------------------------------------------------------------
on a taxable-equivalent basis                          March 31, 1996                            March 31, 1995
                                                      ------------------------------------------------------------------------------
                                                          Average                    Average        Average                  Average
                                                          balance       Interest      rate          balance     Interest      rate
                                                      ------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                               $  1,930       $     23       4.79%       $  2,074       $   24       4.69%
    In offices outside the U.S.                            45,551            627       5.54          41,909          595       5.76
Trading account liabilities:
    In offices in the U.S.                                  7,925            117       5.94           7,403          141       7.72
    In offices outside the U.S.                            11,644            176       6.08          12,570          288       9.29
Securities sold under agreements to
  repurchase and federal funds
  purchased, mainly in offices in
  the U.S.                                                 59,322            787       5.34          43,437          595       5.56
Commercial paper, mainly in offices
  in the U.S.                                               3,685             51       5.57           2,577           39       6.14
Other interest-bearing liabilities:
    In offices in the U.S.                                 13,385            192       5.77           9,537          145       6.17
    In offices outside the U.S.                             1,932             46       9.58           2,499           27       4.38
Long-term debt,
    mainly in offices in the U.S.                           9,430            139       5.93           7,273          116       6.47
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                        154,804          2,158       5.61         129,279        1,970       6.18
Noninterest-bearing deposits:
    In offices in the U.S.                                  3,019                                     3,354
    In offices outside the U.S.                             1,098                                     1,133
Other noninterest-bearing
  liabilities                                              35,239                                    32,362
- ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                         194,160                                   166,128
Stockholders' equity                                       10,676                                     9,566
- ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                                  204,836                                   175,694
Net yield on interest-earning assets                                                   1.03                                    1.59
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                        418                                     529
- ------------------------------------------------------------------------------------------------------------------------------------

ASSET AND LIABILITY MANAGEMENT DERIVATIVES

     The objective of asset and liability management is to create longer-term value through the management of interest rate risk related to J.P. Morgan's nontrading assets, liabilities, and off-balance-sheet activities. J.P. Morgan utilizes a variety of financial instruments, including derivatives, in an integrated manner to achieve these objectives. Additional information on asset and liability management derivatives, primarily interest rate swaps, is provided below. For more information about asset and liability management activities, see
Note 7 to the financial statements, Off-balance-sheet financial instruments.

     The table below summarizes maturities and weighted-average interest rates to be received and paid on U.S. dollar and non-U.S. dollar asset and liability management interest rate swaps at March 31, 1996. The majority of asset and liability management interest rate swaps, as presented below, are risk-adjusting swaps. Also included in the table are swaps designated as hedges or used to modify the interest rate characteristics of assets and liabilities. Variable rates presented are generally based on the London Interbank Offered Rate (LIBOR) in effect on the swaps at March 31, 1996, and reset at predetermined dates. The table was prepared under the assumption that these variable interest rates remain constant. The variable interest rates to be received or paid will change to the extent that rates fluctuate. Such changes may be substantial.

     Not included in the table below are other derivatives used for asset and liability management purposes, such as currency swaps, basis swaps, foreign exchange contracts, interest rate futures, forward rate agreements, debt securities forwards, and purchased options, totaling $43.0 billion at March 31, 1996. The contractual maturities of these derivative contracts are primarily less than one year.

By expected maturities
- ------------------------------------------------------------------------------------------------------------------------------------
                                                       After          After          After        After
                                                         one            two          three         four
                                                        year          years          years        years
                                        Within           but            but            but          but        After
                                           one        within         within         within       within         five
Dollars in billions                       year           two          three           four         five        years        Total
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS -
  U.S. DOLLAR
Receive fixed
  swaps
Notional amount                          $ 17.2        $ 14.3        $  5.5        $  3.4        $  2.8        $ 10.9        $ 54.1
Weighted average:
   Receive rate                             6.6%          5.7%          7.1%          7.1%          6.2%          6.9%          6.5%
   Pay rate                                 5.5           5.4           5.3           5.4           5.4           5.4           5.4

Pay fixed swaps
Notional amount                          $ 18.4        $ 20.2        $  6.8        $  3.2        $  7.0        $  8.9        $ 64.5
Weighted average:
   Receive rate                             5.4%          5.4%          5.3%          5.4%          5.4%          5.4%          5.4%
   Pay rate                                 6.4           5.8           6.0           7.2           6.0           7.1           6.2

INTEREST RATE SWAPS -
  NON-U.S. DOLLAR
Receive fixed
  swaps
Notional amount                          $ 32.1        $ 22.9        $  9.0        $  8.8        $  4.2        $  7.6        $ 84.6
Weighted average:
   Receive rate                             5.8%          5.7%          6.3%          6.7%          6.8%          7.0%          6.1%
   Pay rate                                 3.4           3.6           3.8           4.1           4.7           3.9           3.7

Pay fixed swaps
Notional amount                          $ 24.1        $ 18.9        $  9.3        $  8.3        $  4.2        $  7.2        $ 72.0
Weighted average:
   Receive rate                             3.9%          4.2%          3.7%          4.2%          4.7%          5.4%          4.0%
   Pay rate                                 6.1           6.1           5.8           6.6           7.0           7.2           6.3

- ------------------------------------------------------------------------------------------------------------------------------------
Total notional amount                    $ 91.8        $ 76.3        $ 30.6        $ 23.7        $ 18.2        $ 34.6        $275.2
- ------------------------------------------------------------------------------------------------------------------------------------


Not included in the table above are $3.0 billion and $1.5 billion of notional amounts related to currency swaps and basis swaps respectively.

PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SUMMARY OF J.P. MORGAN'S ANNUAL MEETING

The 1996 annual meeting of stockholders of J.P. Morgan & Co. Incorporated was held on Wednesday, May 8, 1996 at the company's 60 Wall Street headquarters; 87.44% of the 187,448,928 shares of common stock outstanding and eligible to be voted was represented either in person or by proxy, constituting a quorum. Douglas A. Warner III, Chairman of the Board, presided.

The stockholders took the following actions:

1. Elected all 14 nominees to one-year terms as members of the Board of Directors. The directors are:

                                                                                                    Percent
                                                                                                       of
                                                              Percent of           Shares            shares
Director                             Shares in favor        shares voting         withheld           voting
- -------------------------------------------------------------------------------------------------------------

Douglas A. Warner III *                162,721,326              99.28%            1,179,266           0.72%
Riley P. Bechtel                       162,991,129              99.45               909,463           0.55
Martin Feldstein                       163,068,701              99.49               831,891           0.51
Hanna H. Gray                          163,000,616              99.45               899,976           0.55
James R. Houghton                      162,826,823              99.35             1,073,769           0.65
James L. Ketelsen                      162,798,077              99.33             1,102,515           0.67
William S. Lee                         162,776,367              99.31             1,124,225           0.69
Roberto G. Mendoza **                  162,813,820              99.34             1,086,772           0.66
Michael E. Patterson **                162,858,934              99.36             1,041,658           0.64
Lee R. Raymond                         162,780,342              99.32             1,120,250           0.68
Richard D. Simmons                     163,074,501              99.50               826,091           0.50
Kurt F. Viermetz **                    162,858,998              99.36             1,041,594           0.64
Dennis Weatherstone                    162,613,786              99.22             1,286,806           0.78
Douglas C. Yearley                     163,075,755              99.50               824,837           0.50

*  Chairman of the Board
** Vice Chairman of the Board

2. Approved the appointment of Price Waterhouse LLP as independent accountants to perform auditing functions during 1996. There were 163,104,345 shares in favor, or 99.51% of shares voting; 410,847 shares against, or 0.25% of shares voting; 385,400 shares abstained; and no shares reflecting broker nonvotes.

3. Defeated the stockholder proposal relating to political non-partisanship. There were 129,035,792 shares against, or 91.51% of shares voting; 5,101,163 shares for, or 3.62% of shares voting; 6,873,223 shares abstained; and 22,890,414 shares reflecting broker nonvotes.

4. Defeated the stockholder proposal relating to cumulative voting. There were 101,633,444 shares against, or 72.08% of shares voting; 37,447,670 shares for, or 26.56% of shares voting; 1,929,564 shares abstained; and 22,889,914 shares reflecting broker nonvotes.

5. Defeated the stockholder proposal relating to structural adjustment. There were 127,949,028 shares against, or 90.74% of shares voting; 5,406,334 shares for, or 3.83% of shares voting; 7,655,316 shares abstained; and 22,889,914 shares reflecting broker nonvotes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           12.   Statement re computation of ratios
                  (incorporated by reference to Exhibit 12 to J.P. Morgan's registration statement on Form S-3, Registration No. 33-01121)

           27.   Financial data schedule

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1996:

           January 11, 1996 (Items 5 and 7)
             Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month period and fiscal year ended December 31, 1995.

           February 6, 1996 (Item 7)
             Reported the issuance by J.P. Morgan of Certificate of Designation, Preferences and Rights of 6 5/8% Cumulative Preferred Stock, Series H, of J.P. Morgan & Co. Incorporated.

           February 20, 1996 (Item 7)
             Reported the issuance by J.P. Morgan of Medium-Term Master Note, Series A (Subordinated Debt Securities) and Medium-Term Master Note, Series A (Senior Debt Securities).

           February 23, 1996 (Items 5 and 7)
             Reported the issuance by J.P. Morgan of 4.50% Exchangeable Notes due February 27, 1996 (the "Gannett MEDS"), the principal amount of which at maturity are mandatorily exchangeable into the common stock of Gannett Co., Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)                  J.P. MORGAN & CO. INCORPORATED

BY (SIGNATURE)

                              /s/ DAVID H. SIDWELL
                              ---------------------------------------
(NAME AND TITLE)              DAVID H. SIDWELL
                              MANAGING DIRECTOR AND CONTROLLER
                              (PRINCIPAL ACCOUNTING OFFICER)

DATE:  May 15, 1996

                                LIST OF EXHIBITS

EXHIBIT

27.              Financial data schedule