Form 10-Q
period 1996-06-30
MORGAN J P & CO INC
filed 1996-08-14
CIK 68100

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Yes..X..      No.....

     Number of shares outstanding of each of the registrant's classes of common stock at July 31, 1996:

Common Stock,  $2.50  Par Value                         186,461,330 Shares

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
Discussion of business sector results; Discussion of the financial condition and results of operations; Statements of consolidated average balances and net interest earnings of J.P. Morgan & Co. Incorporated ("J.P. Morgan") for the three months and six months ended June 30, 1996; and Table of asset and liability management derivatives are set forth on pages 18 through 35 herein.

PART II -- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                36

SIGNATURES                                                              37

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated

- --------------------------------------------------------------------------------

In millions,
except per share data                                                           Three months ended
                                                   --------------------------------------------------------------------------------
                                                   June 30           June 30         Increase/            March 31        Increase/
                                                     1996              1995        (Decrease)                1996         (Decrease)
                                                   --------------------------------------------------------------------------------
NET INTEREST REVENUE
Interest revenue                                   $2,559           $2,405             $ 154               $2,554              $  5
Interest expense                                    2,162            1,897               265                2,158                 4
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                  397              508               (111)                396                  1


NONINTEREST REVENUE
Trading revenue                                       697              305               392                  758               (61)
Investment banking revenue                            210              117                93                  201                 9
Credit-related fees                                    38               41                (3)                  38                 -
Investment management fees                            172              138                34                  157                15
Operational service fees                              104              140               (36)                 113                (9)
Net investment securities
  gains (losses)                                      (51)              33               (84)                  12               (63)
Other revenue                                         194              167                27                   65               129
- -----------------------------------------------------------------------------------------------------------------------------------
Total noninterest revenue                           1,364              941               423                1,344                20

Total revenue                                       1,761            1,449               312                1,740                21

OPERATING EXPENSES
Employee compensation and
  benefits                                            737              616               121                  730                 7
Net occupancy                                          76               79                (3)                  73                 3
Technology and communications                         158              165                (7)                 158                 -
Other expenses                                        133              124                 9                  124                 9
- -----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                            1,104              984               120                1,085                19

Income before income taxes                            657              465               192                  655                 2
Income taxes                                          217              150                67                  216                 1
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                                            440              315               125                  439                 1

PER COMMON SHARE
Net income (a)                                      $2.14            $1.56             $0.58                $2.13             $0.01
Dividends declared                                   0.81             0.75              0.06                 0.81                 -
- -----------------------------------------------------------------------------------------------------------------------------------

(a) Earnings per share amounts represent both primary and fully diluted earnings per share.

See notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated

- -----------------------------------------------------------------------------------------------------------------------------------
In millions,
except per share data                                                      Six months ended
                           --------------------------------------------------------------------------------------------------------
                                                         June 30                  June 30               Increase/
                                                            1996                     1995              (Decrease)

                           --------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE
Interest revenue                                        $5,113                   $4,875                     $238
Interest expense                                         4,320                    3,867                      453
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                       793                   1,008                       (215)


NONINTEREST REVENUE
Trading revenue                                          1,455                     608                       847
Investment banking revenue                                 411                     231                       180
Credit-related fees                                         76                      84                        (8)
Investment management fees                                 329                     268                        61
Operational service fees                                   217                     280                       (63)
Net investment securities
  gains (losses)                                           (39)                     42                       (81)
Other revenue                                              259                     316                       (57)
- -----------------------------------------------------------------------------------------------------------------------------------
Total noninterest revenue                                2,708                   1,829                       879

Total revenue                                            3,501                   2,837                       664

OPERATING EXPENSES
Employee compensation and
  benefits                                               1,467                   1,242                       225
Net occupancy                                              149                     159                       (10)
Technology and communications                              316                     337                       (21)
Other expenses                                             257                     248                         9
- -----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                 2,189                   1,986                       203

Income before income taxes                               1,312                     851                       461
Income taxes                                               433                     281                       152
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                                                 879                     570                       309

PER COMMON SHARE

Net income (a)                                           $4.28                   $2.83                     $1.45
Dividends declared                                        1.62                    1.50                      0.12
- -----------------------------------------------------------------------------------------------------------------------------------

(a) Earnings per share amounts represent primary earnings per share for the six months ended June 30, 1996 and 1995. Fully diluted earnings per share were $4.27 and $2.81 for the six months ended June 30, 1996 and 1995, respectively.

See notes to financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated

- ---------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                         June 30            March 31        December 31
                                                                              1996               1996              1995
                    -------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                    $    651           $    732            $  1,535
Interest-earning deposits with banks                                          1,427              1,183               1,986
Debt investment securities available for
  sale carried at fair value (Cost: $22,486
  at June 1996, $27,115 at March 1996, and
  $24,154 at December 1995)                                                  22,712             27,446              24,638
Trading account assets                                                       69,375             69,844              69,408
Securities purchased under agreements to
  resell ($36,488 at June 1996, $39,683 at
  March 1996, and $32,157 at December
  1995)and federal funds sold                                                36,544             39,692              32,157
Securities borrowed                                                          25,620             22,901              19,830
Loans                                                                        29,588             28,645              23,453
Less: allowance for credit losses                                             1,125              1,117               1,130
- ---------------------------------------------------------------------------------------------------------------------------
Net loans                                                                    28,463              27,528             22,323
Customers' acceptance liability                                                 236                 339                237
Accrued interest and accounts receivable                                      3,738               4,766              3,539
Premises and equipment                                                        3,387               3,354              3,339
Less: accumulated depreciation                                                1,492               1,445              1,412
- ----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                   1,895               1,909              1,927
Other assets                                                                  8,104               8,407              7,299
- ----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                198,765             204,747            184,879
- ----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                      1,906               2,784              3,287
  In offices outside the U.S.                                                   750                 677                744
Interest-bearing deposits:
  In offices in the U.S.                                                      2,498               1,765              2,003
  In offices outside the U.S.                                                43,303              44,978             40,404
- ---------------------------------------------------------------------------------------------------------------------------
Total deposits                                                               48,457              50,204             46,438
Trading account liabilities                                                  44,267              46,766             45,289
Securities sold under agreements to
  repurchase ($51,604 at June 1996, $55,952
  at March 1996, and $40,803 at December
  1995) and federal funds purchased                                          55,114              58,765             45,099
Commercial paper                                                              5,102               4,229              2,801
Other liabilities for borrowed money                                         16,510              15,659             15,129
Accounts payable and accrued expenses                                         6,159               7,265              5,643
Liability on acceptances                                                        236                 339                237
Long-term debt not qualifying as risk-based
  capital                                                                     6,109               5,710              5,737
Other liabilities                                                             2,047               1,272              4,465
- ---------------------------------------------------------------------------------------------------------------------------
                                                                            184,001             190,209            170,838
Long-term debt qualifying as risk-based
  capital                                                                     3,733               3,691              3,590
- ---------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                           187,734             193,900            174,428

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares:
  10,400,000 at June 1996 and March 1996,
  and 10,000,000 at December 1995):
  Adjustable rate cumulative preferred
  stock, $100 par value (issued and
  outstanding: 2,444,300)                                                     244                 244                  244
  Variable cumulative preferred stock,
  $1,000 par value (issued and outstanding:
  250,000)                                                                    250                 250                  250
  Fixed cumulative preferred stock, $500
  par value (issued and outstanding:
  400,000 at June 1996 and March 1996)                                        200                 200                    -
Common stock, $2.50 par value (authorized
  shares: 500,000,000; issued: 200,683,373 at
  June 1996, 200,682,873 at March 1996, and
  200,678,373 at December 1995)                                               502                 502                  502
Capital surplus                                                             1,435               1,432                1,430
Retained earnings                                                           8,281               8,006                7,731
Net unrealized gains on investment securities,
  net of taxes                                                                367                 470                  566
Other                                                                         686                 593                  552
- ---------------------------------------------------------------------------------------------------------------------------
                                                                           11,965              11,697               11,275
Less: treasury stock (14,083,799 shares at June 1996, 13,382,388 shares at March 1996, and 13,562,755 shares at December 1995) at
cost                                                                           934                850                  824
- ---------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  11,031             10,847               10,451
- ---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 198,765            204,747              184,879
- ----------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated

- -----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                      Six months ended
                                                                                        -------------------------------------------
                                                                                                        June 30             June 30
                                                                                                           1996                1995
                                                                                        -------------------------------------------
PREFERRED STOCK
Adjustable rate cumulative preferred stock
Balance, January 1 and June 30                                                                       $    244              $   244
- -----------------------------------------------------------------------------------------------------------------------------------
Variable cumulative preferred stock
Balance, January 1 and June 30                                                                            250                  250
- -----------------------------------------------------------------------------------------------------------------------------------
Fixed cumulative preferred stock
Balance, January 1                                                                                          -                    -
Shares issued                                                                                             200                    -
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                                          200                    -
- -----------------------------------------------------------------------------------------------------------------------------------
Total preferred stock, June 30                                                                            694                   494
- -----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and June 30                                                                            502                  502
- -----------------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                                                      1,430                1,452
Shares issued or distributed under dividend reinvestment
  plan, various employee benefit plans, and conversion of
  debentures, and income tax benefits associated with stock
  options                                                                                                   5                  (11)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                                        1,435                1,441
- -----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                                                      7,731                7,044
Net income                                                                                                879                  570
Dividends declared on adjustable rate cumulative preferred
  stock                                                                                                    (6)                  (6)
Dividends declared on variable cumulative preferred stock                                                  (4)                  (6)
Dividends declared on fixed cumulative preferred stock                                                     (5)                    -
Dividends declared on common stock                                                                       (303)                (282)
Dividend equivalents on common stock issuable                                                             (11)                  (5)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                                        8,281                7,315
- -----------------------------------------------------------------------------------------------------------------------------------
NET UNREALIZED GAINS ON INVESTMENT SECURITIES, NET OF TAXES
Balance, January 1                                                                                        566                  456
Net change in net unrealized gains, net of taxes                                                         (199)                   3
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                                          367                  459
- -----------------------------------------------------------------------------------------------------------------------------------
OTHER
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                                                        556                  369
Deferred stock awards, net                                                                                133                   41
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                                          689                  410
- -----------------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION
Balance, January 1                                                                                         (4)                  (2)
Translation adjustments                                                                                     2                   (1)
Income tax expense                                                                                         (1)                   -
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                                           (3)                  (3)
- -----------------------------------------------------------------------------------------------------------------------------------
Total other, June 30                                                                                      686                  407
- -----------------------------------------------------------------------------------------------------------------------------------
LESS: TREASURY STOCK
Balance, January 1                                                                                        824                  747
Purchases                                                                                                 291                  103
Shares distributed under various employee benefit plans                                                   (181)               (103)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                                          934                  747
- -----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity, June 30                                                                    11,031                9,871
- -----------------------------------------------------------------------------------------------------------------------------------


See notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated

- --------------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                     Six months ended
                                                                                        -----------------------------------------
                                                                                                     June 30             June 30
                                                                                                       1996                1995
                                                                                        -----------------------------------------
NET INCOME                                                                                         $     879           $     570
Adjustments to reconcile to cash provided by (used in) operating activities:
     Noncash items: depreciation, amortization, deferred
     income taxes, and stock award plans                                                                 401                 166
     (Increase) decrease in assets:
       Trading account assets                                                                             11             (11,258)
       Securities purchased under agreements to resell                                               (4,336)              (4,971)
       Securities borrowed                                                                           (5,790)               1,814
       Accrued interest and accounts receivable                                                        (200)               1,812
     Increase (decrease) in liabilities:
       Trading account liabilities                                                                   (1,038)               5,947
       Securities sold under agreements to repurchase                                                 10,797               2,675
       Accounts payable and accrued expenses                                                             693              (1,449)
     Other changes in operating assets and liabilities, net                                          (5,066)               1,110
     Net investment securities (gains) losses included in
     cash flows from investing activities                                                                 39                 (42)
- -----------------------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                                    (3,610)              (3,626)
- -----------------------------------------------------------------------------------------------------------------------------------
(Increase) decrease in interest-earning deposits with banks                                              559                (375)
Debt investment securities:
     Proceeds from sales                                                                              31,434              24,147
     Proceeds from maturities, calls, and mandatory redemptions                                        4,802               1,035
     Purchases                                                                                      (35,793)             (21,142)
(Increase) decrease in federal funds sold                                                               (56)                  98
Increase in loans                                                                                    (6,139)              (1,997)
Payments for premises and equipment                                                                     (72)                (105)
Other changes, net                                                                                       992              (1,797)
- -----------------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                                     (4,273)               (136)
- -----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in noninterest-bearing deposits                                                   (1,375)                 28
Increase in interest-bearing deposits                                                                   3,380              2,166
Increase (decrease) in federal funds purchased                                                          (786)                 43
Increase (decrease) in commercial paper                                                                 2,301             (1,604)
Other liabilities for borrowed money:
     Proceeds                                                                                          11,708              7,952
     Payments                                                                                        (11,043)             (6,591)
Long-term debt:
     Proceeds                                                                                           1,152              2,421
     Payments                                                                                           (391)               (283)
Capital stock:
     Issued or distributed                                                                                200                  -
     Purchased                                                                                          (291)               (103)
Dividends paid                                                                                          (317)               (279)
Other changes, net                                                                                      2,467               (508)
- -----------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                                   7,005              3,242
- -----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                                                (6)                122
- -----------------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                                     (884)               (398)
Cash and due from banks at December 31, 1995 and 1994                                                   1,535              2,210
- -----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at June 30, 1996 and 1995                                                         651              1,812
- -----------------------------------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                                         $4,180              $3,717
     Income taxes                                                                                        413                 257
- -----------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York

- ----------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                         June 30           December 31
                                                                                              1996                1995
                                                                                --------------------------------------------

ASSETS
Cash and due from banks                                                                    $    659            $  1,429
Interest-earning deposits with banks                                                          1,428               1,995
Debt investment securities available for sale
  carried at fair value                                                                      17,824              23,767
Trading account assets                                                                       55,999              55,373
Securities purchased under agreements to resell
  and federal funds sold                                                                     23,613              20,996
Loans                                                                                        29,437              23,319
Less: allowance for credit losses                                                             1,125               1,129
- --------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                    28,312              22,190
Customers' acceptance liability                                                                 236                 237
Accrued interest and accounts receivable                                                      3,651               3,420
Premises and equipment                                                                        2,999               2,967
Less: accumulated depreciation                                                                1,294               1,232
- --------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                   1,705               1,735
Other assets                                                                                  5,061               4,571
- --------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                138,488             135,713
- --------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                                      1,908               3,275
  In offices outside the U.S.                                                                   788                 839
Interest-bearing deposits:
  In offices in the U.S.                                                                      2,510               1,975
  In offices outside the U.S.                                                                43,670              40,985
- -------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                               48,876              47,074
Trading account liabilities                                                                  39,240              39,197
Securities sold under agreements to repurchase
  and federal funds purchased                                                                18,456              20,274
Other liabilities for borrowed money                                                         10,606               8,509
Accounts payable and accrued expenses                                                         4,346               4,187
Liability on acceptances                                                                        236                 237
Long-term debt not qualifying as risk-based capital
  (includes $546 at 1996 and $418 at 1995 of notes
  payable to J.P. Morgan)                                                                     2,809               2,786
Other liabilities                                                                             1,974               3,324
- -------------------------------------------------------------------------------------------------------------------------
                                                                                            126,543             125,588
Long-term debt qualifying as risk-based capital
  (includes $2,396 at 1996 and $1,310 at 1995 of
  notes payable to J.P. Morgan)                                                               2,596               1,659
- -------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           129,139             127,247

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value
  (authorized shares: 2,500,000)                                                                  -                   -
Common stock, $25 par value
  (authorized shares: 11,000,000; outstanding:
  10,599,027 at June 1996, and authorized and
  outstanding: 10,000,000 at December 1995)                                                     265                 250
Surplus                                                                                       3,155               2,820
Undivided profits                                                                             5,797               5,136
Net unrealized gains on investment securities, net of
  taxes                                                                                         135                 264
Foreign currency translation                                                                     (3)                 (4)
- -----------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                    9,349               8,466
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                  138,488             135,713
- -----------------------------------------------------------------------------------------------------------------------------------

Prior period balances were restated to reflect the merger of J.P. Morgan
Delaware with Morgan Guaranty Trust Company effective June 1996.

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

                                                       Second quarter               Six months
In millions                                           1996         1995         1996         1995
- -------------------------------------------------------------------------------------------------

INTEREST REVENUE
Deposits with banks                                 $   24       $   44       $   51       $  103
Debt investment securities (a)                         396          373          790          771
Trading account assets                                 682          782        1,437        1,611
Securities purchased under agreements
  to resell and federal funds sold                     593          443        1,170          855
Securities borrowed                                    318          187          581          401
Loans                                                  440          436          880          851
Other sources, primarily risk-adjusting swaps          106          140          204          283

- -------------------------------------------------------------------------------------------------
Total interest revenue                               2,559        2,405        5,113        4,875

- -------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                               619          616        1,269        1,235
Trading account liabilities                            306          332          599          761
Securities sold under agreements to
  repurchase and federal funds purchased               798          605        1,585        1,200
Other borrowed money                                   303          204          592          415
Long-term debt                                         136          140          275          256

- -------------------------------------------------------------------------------------------------
Total interest expense                               2,162        1,897        4,320        3,867

- -------------------------------------------------------------------------------------------------
Net interest revenue                                   397          508          793        1,008

- -------------------------------------------------------------------------------------------------

(a) Interest revenue from debt investment securities included taxable revenue of $338 million and $698 million and revenue exempt from U.S. income taxes of $58 million and $92 million for the three months and six months ended June 30, 1996, respectively. Interest revenue from debt investment securities included taxable revenue of $332 million and $688 million and revenue exempt from U.S. income taxes of $41 million and $83 million for the three months and six months ended June 30, 1995, respectively.

For the three months and six months ended June 30, 1996, net interest revenue associated with asset and liability management derivatives was approximately $25 million and $65 million respectively, compared with approximately $110 million and $190 million for the respective 1995 periods. At June 30, 1996, approximately ($165) million of net deferred losses on closed derivative contracts used for asset and liability management purposes were recorded on the balance sheet. Such amount is primarily composed of net deferred losses on closed hedge contracts included in the amortized cost of the debt investment portfolio. As discussed in Note 4 to the financial statements, Investment securities, the net unrealized appreciation associated with the debt investment portfolio was $226 million at June 30, 1996. Net deferred losses on closed derivative contracts are expected to amortize into Net interest revenue as follows: ($30) million - remainder of 1996; ($50) million in 1997; ($35) million in 1998; ($25) million in 1999; ($20) million in 2000; ($6) million in 2001; and
approximately $1 million thereafter. The amount of net deferred gains or losses on closed derivative contracts will change from period to period, primarily due to amortization of such amounts to net interest revenue and the execution of our asset and liability management strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts.

3.   TRADING REVENUE

Trading revenue disaggregated by principal product groupings for the three months and six months ended June 30, 1996 and 1995, is presented in the following table. Trading-related net interest revenue should be considered when evaluating trading results since the firm manages its trading activities based on combined revenues. For additional information refer to the Trading revenue discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     Second quarter             Six months
In millions                        1996         1995         1996         1995
- ------------------------------------------------------------------------------
Fixed Income                     $  331       $   96       $  864       $  153
Equities                            124           96          218          138
Foreign Exchange                    109           62          177          164
Commodities                           5           12           39           31
Proprietary Unit                    128           39          157          122

- ------------------------------------------------------------------------------
Trading revenue                     697          305        1,455          608

- ------------------------------------------------------------------------------

4.   INVESTMENT SECURITIES

Debt investment securities
A comparison of the cost and carrying values of debt investment securities available for sale and carried at fair value at June 30, 1996, follows.

                                                                       Fair and
                                                                       carrying
In millions                                                 Cost          value
- -------------------------------------------------------------------------------
U.S. Treasury                                             $   936       $   992
U.S. government agency, principally mortgage-backed        16,684        16,675
U.S. state and political subdivision                        1,670         1,811
U.S. corporate and bank debt                                  142           143
Foreign government*                                           922           947
Foreign corporate and bank debt                             2,029         2,040
Other                                                         103           104

- -------------------------------------------------------------------------------
Total debt investment securities                           22,486        22,712

- -------------------------------------------------------------------------------

* Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development.

Net unrealized appreciation associated with debt investment securities available for sale carried at fair value at June 30, 1996, was $226 million, consisting of gross unrealized appreciation of $496 million and gross unrealized depreciation of $270 million. Such amounts represent the gross unrealized appreciation or depreciation on each debt security, including the effects of any related hedge. For additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities, see Note 6 to the financial statements, Off-balance-sheet financial instruments.

The following table presents the components of Net realized investment securities gains (losses).

                                                  Second quarter             Six months
In millions                                     1996         1995         1996         1995
- -------------------------------------------------------------------------------------------
Gross realized gains from sales                $  16        $ 211        $ 117        $ 271
Gross realized losses from sales                 (67)        (178)        (156)        (229)

- -------------------------------------------------------------------------------------------
Net investment securities gains (losses)         (51)          33          (39)          42

- -------------------------------------------------------------------------------------------

Equity investment securities
Net realized gains on the sale of equity investment securities of $118 million and $182 million included in Other revenue for the three months and six months ended June 30, 1996, respectively, include $130 million and $203 million of gross realized gains. Gross unrealized gains and losses as well as a comparison of the cost, fair value, and carrying value of marketable equity investment securities at June 30, 1996, follows.

                                             Gross           Gross        Fair and
                                        unrealized      unrealized        carrying
In millions                   Cost           gains          losses           value
- ----------------------------------------------------------------------------------
June 30, 1996                 $208            $344            $  1            $551
- ----------------------------------------------------------------------------------

Securities without available market quotations:
Nonmarketable equity investment securities, carried at a cost of $627 million, had an estimated fair value of $774 million at June 30, 1996.

5.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets and liabilities at June 30, 1996, and the average balance for the three-month and six-month periods ended June 30, 1996.

                                         Carrying             Average
                                            value             balance
                                         -----------  -------------------------
                                          June 30        Second      Six months
In millions                                 1996      quarter 1996      1996
- -------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
 U.S. Treasury                            $ 5,796       $ 7,271       $ 9,594
 U.S. government agency                     2,960         3,309         2,801
 Foreign government                        20,288        16,888        18,229
 Corporate debt and equity                 13,779        13,815        13,719
 Other securities                           3,724         6,336         6,642
 Interest rate and currency swaps          10,218        10,263        10,782
 Foreign exchange contracts                 3,039         3,356         3,112
 Interest rate futures and forwards           259           294           343
 Commodity and equity contracts             2,972         3,164         2,434
 Purchased option contracts                 6,340         5,651         5,322

- -------------------------------------------------------------------------------
Total trading account assets               69,375        70,347        72,978

- -------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES
 U.S. Treasury                              6,105         7,656         8,169
 Foreign government                        11,170         8,482         8,996
 Corporate debt and equity                  3,491         5,669         4,717
 Other securities                           1,079         2,841         2,659
 Interest rate and currency swaps           8,258         8,929         9,614
 Foreign exchange contracts                 4,332         4,053         3,977
 Interest rate futures and forwards           515           559           540
 Commodity and equity contracts             3,070         3,506         3,036
 Written option contracts                   6,247         6,219         5,596

- -------------------------------------------------------------------------------
Total trading account liabilities          44,267        47,914        47,304

- -------------------------------------------------------------------------------

6.   OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

Derivatives

Derivatives may be used either for trading or asset and liability management purposes. Accordingly, the notional amounts presented in the table below have been identified as relating to either trading or asset and liability management activities based on management's intent and ongoing usage. A summary of the credit exposure, which is represented by the positive market value associated with derivatives, after considering the benefit of approximately $25.8 billion and $27.7 billion of master netting agreements in effect at June 30, 1996 and December 31, 1995, respectively, is also presented.

                                                      Notional amounts           Credit exposure
                                                ---------------------------   -----------------------
                                                  June 30       December 31    June 30    December 31
In billions                                         1996           1995          1996         1995
- -----------------------------------------------------------------------------------------------------

Interest rate and currency swaps
  Trading                                       $  1,481.7     $  1,233.3
  Asset and liability management(a)(b)(c)            268.5          282.3

- -----------------------------------------------------------------------------------------------------
Total interest rate and currency swaps             1,750.2        1,515.6     $    10.2     $    12.4

- -----------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and
  futures contracts
  Trading                                            495.5          443.7
  Asset and liability management(a)(b)                27.3           18.1

- -----------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward,
  and futures contracts                              522.8          461.8           3.0           3.3

- -----------------------------------------------------------------------------------------------------
Interest rate futures, forward rate
agreements, and debt securities forwards
  Trading                                            479.5          412.7
  Asset and liability management                      11.0            2.7

- -----------------------------------------------------------------------------------------------------
  Total interest rate futures, forward
  rate agreements, and debt securities
  forwards                                           490.5          415.4           0.3           0.5

- -----------------------------------------------------------------------------------------------------
Commodity and equity swaps, forward, and
futures contracts, all trading                        83.8           65.1           3.0           1.4

- -----------------------------------------------------------------------------------------------------
Purchased options(d)
  Trading                                            521.4          462.2
  Asset and liability management(a)                    2.1            2.6

- -----------------------------------------------------------------------------------------------------
Total purchased options                              523.5          464.8           6.3           5.2

- -----------------------------------------------------------------------------------------------------
Written options, all trading(e)                      692.5          524.0            --            --

- -----------------------------------------------------------------------------------------------------
Total credit exposure recorded as
  assets on the balance sheet                                                      22.8          22.8

- -----------------------------------------------------------------------------------------------------

(a) The majority of J.P. Morgan's asset and liability management derivatives are transacted with independently managed J.P. Morgan derivatives dealers that function as intermediaries for credit and administrative purposes.
(b) The notional amounts of asset and liability management derivatives contracts conducted in the foreign exchange markets, primarily forward contracts, amounted to $30.6 billion at June 30, 1996, and were primarily denominated in the following currencies: deutsche mark $5.1 billion, French franc $5.0 billion, Italian lira $3.4 billion, Swiss franc $3.3 billion, Spanish peseta $2.6 billion, Japanese yen $1.9 billion, and Belgian franc $1.6 billion.
(c) The notional amount of risk-adjusting swaps was $240.8 billion at June 30, 1996.
(d) At June 30, 1996, purchased options used for trading purposes included $400.2 billion of interest rate options, $92.0 billion of foreign exchange options, and $29.2 billion of commodity and equity options. Only interest rate options are used for asset and liability management purposes. Purchased options executed on an exchange amounted to $125.9 billion and those negotiated over-the-counter amounted to $397.6 billion at June 30, 1996.
(e) At June 30, 1996, written options used for trading purposes included $557.1 billion of interest rate options, $102.3 billion of foreign exchange options, and $33.1 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $249.3 billion and those negotiated over-the-counter amounted to $443.2 billion at June 30, 1996.

Asset and liability management derivatives
As an end user, J.P. Morgan utilizes derivative instruments in the execution of its asset and liability management strategies. Derivatives used for these purposes primarily include interest rate swaps, foreign exchange forward contracts, forward rate agreements, interest rate futures, and debt securities forwards. Derivatives are used to hedge or modify the interest rate characteristics of debt investment securities, loans, deposits, other liabilities for borrowed money, long-term debt, and other financial assets and liabilities. In addition, we utilize derivatives to adjust our overall interest rate risk profile through the use of risk-adjusting swaps.
     Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $70 million at June 30, 1996. Gross unrealized gains and gross unrealized losses associated with open derivative contracts used for these purposes at June 30, 1996, are presented below. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt, deposits, and debt investment securities, principally mortgage-backed securities. See Note 7 to the financial statements, Fair value of financial instruments.

                                       Gross            Gross               Net
                                  unrealized       unrealized        unrealized
In millions                            gains          (losses)    gains/(losses)
- -------------------------------------------------------------------------------
Long-term debt                         $ 146            ($121)            $  25
Debt investment securities                75              (56)               19
Deposits                                  32              (14)               18
Other financial instruments               56              (48)                8

- -------------------------------------------------------------------------------
Total                                    309             (239)               70

- -------------------------------------------------------------------------------

Net unrealized gains associated with risk-adjusting swaps and their related hedges that are entered into to meet longer-term asset and liability management objectives approximated $0.2 billion at June 30, 1996. The net amount is composed of $2.5 billion of gross unrealized gains and $2.3 billion of gross unrealized losses. The unrealized gains and losses related to the derivative contracts used to hedge these risk-adjusting swaps, included above, were not material at June 30, 1996. There were no material terminations of risk-adjusting swaps during the three months and six months ended June 30, 1996.

Credit-related financial instruments
Credit-related financial instruments include commitments to extend credit and standby letters of credit and guarantees. The contractual amounts of these instruments represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless. The credit risk associated with these instruments varies depending on the creditworthiness of the client and the value of any collateral held. The maximum credit risk associated with credit-related financial instruments is measured by the contractual amounts of these instruments.
     A summary of the contractual amount of credit-related financial instruments at June 30, 1996, is presented in the following table.

                                                                     June 30
In billions                                                             1996
- ----------------------------------------------------------------------------
Commitments to extend credit                                       $    60.6
Standby letters of credit and guarantees                                13.4

- ----------------------------------------------------------------------------

Other
Consistent with industry practice, amounts receivable and payable for securities that have not reached the contractual settlement dates are recorded net on the consolidated balance sheet. Amounts receivable for securities sold of $46.7 billion were netted against amounts payable for securities purchased of $45.8 billion to arrive at a net trade date receivable of $0.9 billion, which was classified as Other assets on the consolidated balance sheet at June 30, 1996.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, J.P. Morgan estimates that the aggregate net fair value of all balance sheet and off-balance-sheet financial instruments exceeded associated net carrying values at June 30, 1996, by approximately $1.5 billion before considering income taxes, compared with $1.4 billion at December 31, 1995. Such amounts were primarily attributable to net appreciation on net loans and risk-adjusting swaps of $1.2 billion and $0.2 billion, respectively, at June 30, 1996 and $1.2 billion and $0.4 billion, respectively, at December 31, 1995.

8.   IMPAIRED LOANS AND ALLOWANCE FOR CREDIT LOSSES

Total impaired loans, net of charge-offs, at June 30, 1996, are presented in the following table. At June 30, 1996, more than half of the impaired loan balance is measured based upon the present value of expected future cash flows discounted at an individual loan's effective interest rate, one third is based on the fair value of the collateral, and the remainder is measured by an observable market price.

                                                             June 30
In millions                                                     1996
- ----------------------------------------------------------------------
Impaired loans:
  Commercial and industrial                                     $ 96
  Other                                                           36
- ----------------------------------------------------------------------
                                                                 132
Restructuring countries                                            2

- ----------------------------------------------------------------------
Total impaired loans                                             134(a)

- ----------------------------------------------------------------------
Other nonperforming assets                                       --

- ----------------------------------------------------------------------
Total nonperforming assets                                       134

- ----------------------------------------------------------------------

         An analysis of the effect of impaired loans, net of charge-offs, on interest revenue in the three months and six months ended June 30, 1996 and 1995, is presented in the following table.

                                                  Second quarter        Six months
In millions                                      1996       1995      1996       1995
- -------------------------------------------------------------------------------------
Interest revenue that would have been
recorded if accruing                              $ 3        $ 4       $ 7        $ 9
Less interest revenue recorded                     --          5         1         19

- -------------------------------------------------------------------------------------
(Negative)/ positive impact of impaired
loans on interest revenue                          (3)         1        (6)        10

- -------------------------------------------------------------------------------------

An analysis of the allowance for credit losses at June 30, 1996, is presented in the following table.

                                             Second quarter       Six months
In millions                                         1996               1996
- ----------------------------------------------------------------------------
Beginning of period balance                      $ 1,117             $ 1,130
- ----------------------------------------------------------------------------
Recoveries                                             9                  14
Charge-offs:
  Commercial and industrial                           (1)                (16)
  Other                                             --                    (3)

- ----------------------------------------------------------------------------
Net charge-offs                                        8                  (5)

- ----------------------------------------------------------------------------
Balance, June 30, 1996 (b)                         1,125             1,125 (c)

- ----------------------------------------------------------------------------

(a) As of June 30, 1996, no reserve is required under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, for the $134 million recorded investment in impaired loans. Charge-offs and interest applied to principal have reduced the recorded investment values to amounts that are less than the SFAS No. 114 calculated values. For the three months and six months ended June 30, 1996, the average recorded investment in impaired loans was $149 million and $138 million, respectively.
(b) In accordance with SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, as amended by SFAS No. 118, an allowance is maintained that is considered adequate to absorb losses inherent in the existing portfolios of loans and other undertakings to extend credit, such as irrevocable unused loan commitments, or to make payments to others for which a client is ultimately liable, such as standby letters of credit and guarantees, commercial letters of credit and acceptances, and all other credit exposures, including derivatives. A judgment as to the adequacy of the allowance is made at the end of each quarterly reporting period.
(c) At June 30, 1996, the allocation of the allowance for credit losses was as follows: Specific allocation - borrowers in the U.S. $120 million, Specific allocation - borrowers outside the U.S. $63 million, Allocation to general risk $942 million.

9.   INVESTMENT BANKING AND OTHER REVENUE

In the second quarter of 1996 and 1995, investment banking revenue of $210 million and $117 million includes $111 million and $41 million, respectively, of underwriting revenue. For the six months ended June 30, 1996 and 1995, underwriting revenue was $176 million and $63 million, respectively.
     Other revenue of $194 million in the 1996 second quarter includes $118 million of net equity investment securities gains. Other revenue of $167 million in the 1995 second quarter includes net equity investment securities gains of $132 million. For the six months ended June 30, 1996 and 1995, Other revenue of $259 million and $316 million, respectively, primarily includes net equity investment securities gains of $182 million and $295 million respectively.

10.   INCOME TAXES

Income tax expense in the 1996 second quarter reflects a 33% effective tax rate, compared to a 32% effective tax rate in the 1995 second quarter. For the six months ended June 30, 1996 and 1995, the effective tax rate was 33%. Income tax benefit related to net investment securities losses was approximately $21 million and $16 million for the three months and six months ended June 30, 1996, respectively. Income tax expense related to net investment securities gains was approximately $13 million and $17 million for the three month and six months ended June 30, 1995, respectively. The applicable tax rate used to compute the income tax benefit and income tax expense related to net investment securities gains (losses) was approximately 41% for the three months and six months ended June 30, 1996 and 1995.
     The valuation allowance to reduce deferred tax assets to the amount expected to be realized totaled approximately $130 million at June 30, 1996, compared with $140 million at December 31, 1995. The valuation allowance is primarily related to the ability to recognize tax benefits associated with foreign operations.

11.   COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets carried at approximately $64.9 billion in the consolidated balance sheet at June 30, 1996, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

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

                                                       First quarter                        Second quarter
Dollars in millions                               1996               1995               1996               1995
- ---------------------------------------------------------------------------------------------------------------
Adjusted net income                             $  431            $   249            $   432            $   310

Primary earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period            202,133,593        196,905,106        202,063,927        198,241,301

Fully diluted earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period            202,539,222        196,998,250        202,075,297        198,920,499

- ---------------------------------------------------------------------------------------------------------------


                                                             Six months
Dollars in millions                                    1996               1995
- ------------------------------------------------------------------------------
Adjusted net income                                  $  863            $   559

Primary earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period                 202,048,817        197,724,069

Fully diluted earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period                 202,395,067        199,082,095

- ------------------------------------------------------------------------------

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan & Co. Incorporated reported net income of $440 million in the second quarter of 1996, 40% higher than in the second quarter of 1995. Earnings per share for the quarter were $2.14 versus $1.56 a year ago.
Net income for the first six months of 1996 totaled $879 million, up 54% from $570 million a year earlier. Earnings per share in the first six months were $4.28 versus $2.83 a year ago. Six-month earnings in 1995 included a first quarter charge of $55 million ($33 million after tax), or $0.17 per share, related primarily to severance.

SECOND QUARTER RESULTS AT A GLANCE

In millions of dollars,                                             First
except per share data                    Second quarter           quarter
                                       1996           1995           1996
- -------------------------------------------------------------------------
Revenues                            $ 1,761        $ 1,449        $ 1,740
Operating expenses                   (1,104)          (984)        (1,085)
Income taxes                           (217)          (150)          (216)

- -------------------------------------------------------------------------
Net income                          $   440        $   315        $   439
Net income per share                $  2.14        $  1.56        $  2.13

- -------------------------------------------------------------------------
 Dividends declared per share       $  0.81        $  0.75        $  0.81


REVENUES rose 22% in the second quarter from a year ago.
        - Trading revenue more than doubled to $697 million as client activity remained strong. Combined trading and related net interest revenue rose to $739 million from $333 million.
        - Investment banking revenue rose 79% to $210 million.
        - Investment management fees grew 25%. Operational service and credit-related fees were lower as a result of the sale of the firm's custody business in late 1995.
        - Net interest revenue declined 22% to $397 million.

OPERATING EXPENSES were up 12% from a year ago, as incentive compensation accruals for the second quarter increased in line with higher earnings.

IN OTHER DEVELOPMENTS, in July 1996, Morgan finalized an agreement to form a strategic alliance to manage activities that represent about a third of the firm's $1 billion of annual technology expenditures. Morgan expects to achieve aggregate savings of about 15% on projected technology costs over the seven-year life of the agreement.

In addition, on August 13, 1996, J.P. Morgan announced it has agreed to sell its institutional U.S. cash processing business to HSBC Financial Institutions, a division of Marine Midland Bank. The sale is expected to close by the end of the year, subject to regulatory approvals, and is expected to have no material effect on Morgan's ongoing consolidated results.

BUSINESS SECTOR RESULTS

The firm reports financial results for five business sectors. Three are oriented toward client services: Finance and Advisory, Sales and Trading, and Asset Management and Servicing. The Equity Investments sector comprises management of the firm's own portfolio of equity securities. The Asset and Liability Management sector covers the management of the firm's overall interest rate exposure. These five sectors generally reflect the way we operate but do not correspond exactly with the firm's organizational structure. Presented below are the summary results for each sector for the three months and six months ended June 30, 1996 and 1995.


                                              Asset                      Asset
                                              Manage-                    and
                     Finance      Sales       ment          Equity       Liability     Corp-
                     and          and         and           Inves-       Manage-       orate      Consol-
In millions          Advisory     Trading     Servicing     tments       ment          Items      idated
- ----------------------------------------------------------------------------------------------------------
Second quarter
1996
Total revenue        $  507       $  663       $  355       $  155       $   96       $  (15)       $1,761
Total expenses          365          351          274            8           33           73         1,104

- ----------------------------------------------------------------------------------------------------------
Pretax income           142          312           81          147           63          (88)          657

- ----------------------------------------------------------------------------------------------------------
Second quarter
1995
Total revenue           367          344          310          151          290          (13)        1,449
Total expenses          289          289          227            6           25          148           984

- ----------------------------------------------------------------------------------------------------------
Pretax income            78           55           83          145          265         (161)          465

- ----------------------------------------------------------------------------------------------------------
Six months
1996
Total revenue           958        1,404          704          245          287          (97)        3,501
Total expenses          702          690          545           16           62          174         2,189
- ----------------------------------------------------------------------------------------------------------
Pretax income           256          714          159          229          225         (271)        1,312

- ----------------------------------------------------------------------------------------------------------
Six months
1995
Total revenue           687          729          627          324          530          (60)        2,837
Total expenses          565          584          443           12           48          334         1,986

- ----------------------------------------------------------------------------------------------------------
Pretax income           122          145          184          312          482         (394)          851

- ----------------------------------------------------------------------------------------------------------

Notes:
(1) The firm's management reporting system and policies were used to determine the revenues and expenses directly attributable to each sector on a taxable-equivalent basis. In addition, earnings on stockholders' equity and certain overhead expenses not allocated for management reporting purposes were allocated to each business sector. Earnings on stockholders' equity were allocated based on management's assessment of the inherent risk of each sector. Overhead expenses were allocated based primarily on staff levels and represent costs associated with various support functions that exist for the benefit of the firm as a whole.
(2) In the three months ended June 30, 1996 and 1995, $217 million and $150 million, respectively, related to income taxes were not allocated to the business sectors. In the six months ended June 30, 1996 and 1995, $433 million and $281 million, respectively, related to income taxes were not allocated to the business sectors.

FINANCE AND ADVISORY

The Finance and Advisory sector recorded pretax income of $142 million in the second quarter of 1996 compared with $78 million a year ago. Total revenue in the 1996 second quarter increased 38% to $507 million from $367 million in the second quarter of 1995 reflecting an increase in investment banking revenue principally due to higher levels of advisory and underwriting activities. Higher revenues from equity derivatives also contributed to the increase.

         Expenses in the second quarter of 1996 for the Finance and Advisory sector were $365 million compared with $289 million in the second quarter of 1995, an increase of 26%, primarily due to higher employee compensation and benefits expenses.

         Revenues for the six month period increased 39% to $958 million. Expenses for the same period increased 24% to $702 million from the six months ended June 30, 1995.

         For the first half of 1996, J.P. Morgan ranked as the sixth largest underwriter of U.S. debt and equity issues, according to Securities Data Co. In advisory activities, Securities Data Co. ranked J.P. Morgan seventh in completed mergers and acquisitions worldwide and fourth in pending transactions in the first half of the year.

SALES AND TRADING

The Sales and Trading sector recorded pretax income of $312 million in the second quarter of 1996 compared with $55 million in the second quarter of 1995. Total revenue in the second quarter of 1996 increased 93% to $663 million compared with $344 million in the second quarter of 1995 as revenues in both developed and emerging markets were strong. Total revenue increased due to higher results in fixed income markets driven by continued client demand for swaps, government, and corporate securities. Revenues from our proprietary trading unit increased in the quarter due to favorable positioning, primarily in the United States and Europe.

         Total expenses for the Sales and Trading sector of $351 million increased $62 million or 21% from the second quarter of 1995 primarily due to higher employee compensation and benefits expense.

         Total revenue of $1,404 million for the six months ended June 30, 1996, increased 93% or $675 million from 1995. Total expenses increased 18% to $690 million when compared to the same period from last year.


ASSET MANAGEMENT AND SERVICING

The Asset Management and Servicing sector recorded pretax income of $81 million in the second quarter of 1996 compared with $83 million in the year-earlier period. Total revenue increased 15% to $355 million in the second quarter of 1996 compared with $310 million in the second quarter of 1995. This increase was primarily driven by an increase in revenue from asset management, reflecting an increase in assets under management primarily from net new business.

         Expenses associated with Asset Management and Servicing were $274 million in the second quarter of 1996 compared with $227 million in the second quarter of 1995. The 21% increase in expenses primarily relates to higher employee compensation and benefits, in part due to higher staff levels.

         Revenues of $704 million for the six month period ended June 30, 1996, increased $77 million from 1995. Expenses of $545 million for the six month period ended June 30, 1996, increased $102 million from 1995.

         In strategic dispositions, we sold our securities custody and clearing business and discontinued certain of our cash services during 1995 and, as previously mentioned, have agreed to sell our U.S. institutional cash processing business. Revenues and expenses for 1996 and 1995 associated with these businesses are included in the Corporate Items section.

         These actions do not affect the cash management and processing services Morgan offers for private clients or our role as operator of the Euroclear System, the world's largest clearance and settlement system for internationally traded securities.

EQUITY INVESTMENTS

Equity Investments recorded pretax income of $147 million in the second quarter of 1996 compared with $145 million in the second quarter of 1995. Total revenue was $155 million in the second quarter of 1996 compared with $151 million in the second quarter of 1995. The 1996 second quarter reflected net equity investment securities gains of $118 million versus net gains of $132 million in the year-earlier quarter. Total revenue for the six months period was $245 million compared with $324 million in 1995. Net unrealized appreciation on the combined portfolio of marketable and nonmarketable equity investment securities was $490 million at June 30, 1996, compared with $513 million at March 31, 1996.

         The results of the Equity Investment portfolio are also evaluated on an economic basis using total return, which combines revenue and the change in net unrealized appreciation. Total return for the second quarter of 1996 was $132 million compared with $108 million in the second quarter of 1995. Total return for the six months ended June 30, 1996, was $210 million compared with $205 million for the six months ended June 30, 1995. As our investment strategy covers a longer-term horizon, total return viewed over shorter periods will reflect the impact of short-term market movements, including industry specific events.


ASSET AND LIABILITY MANAGEMENT

Asset and Liability Management recorded pretax income of $63 million in the second quarter of 1996 compared with $265 million in the same period a year ago. Total revenue, which primarily includes net interest revenue and net investment securities gains (losses), was $96 million and $290 million for the second quarter of 1996 and 1995, respectively. The decline in total revenue was primarily due to the decrease in net interest revenue as a result of the maturity of higher-yielding instruments. In addition, net investment securities losses were $51 million in the second quarter of 1996, versus net gains of $33 million in the second quarter of 1995. Net unrealized appreciation on asset and liability management financial instruments, which included appreciation associated with risk-adjusting swaps and debt investment securities, was $317 million at June 30, 1996 and $444 million at March 31, 1996. Total revenue declined $243 million to $287 million for the six months ended June 30, 1996.

         As our objective in Asset and Liability Management is to create longer-term value through the management of interest rate risk related to J.P. Morgan's nontrading assets, liabilities, and off-balance-sheet activities, the performance of the Asset and Liability Management sector, similar to that of the Equity Investments sector, is evaluated on an economic basis using total return. Total return, which combines reported revenue and the change in net unrealized appreciation, decreased to ($31) million in the second quarter of 1996 from $30 million in the second quarter of 1995. Total return for the six month period ended June 30, 1996 was $51 million compared with $159 million for the six months ended June 30, 1995.


CORPORATE ITEMS

Corporate Items includes revenues and expenses that have not been allocated to the five business sectors, intercompany eliminations, and the taxable equivalent adjustment, which is calculated to gross-up tax exempt interest to a taxable basis.

         Corporate Items for the second quarter and six months of 1996 and 1995 also included the revenues and expenses of the securities custody and clearing and cash services businesses. As mentioned in the discussion of Asset Management and Servicing, these businesses have been sold or discontinued during 1995 or are expected to be sold by year end. Corporate Items in the second quarter of 1996 and 1995 also included the taxable equivalent adjustment of $22 million and $27 million respectively. Corporate Items for the six months of 1996 consisted primarily of intercompany eliminations, the taxable equivalent adjustment of $44 million, and other items not allocated to a sector.

RISK MANAGEMENT

The following presents the market risk profiles related to our trading activities and asset and liability management activities for the three months and twelve months ended June 30, 1996.


Trading activities
J.P. Morgan employs a value at risk methodology to estimate the potential losses that could arise from adverse changes in market conditions within a 95% confidence interval, referred to as "Daily Earnings at Risk" (DEaR). The DEaR estimate for our combined trading activities for the second quarter of 1996 averaged approximately $22 million, unchanged from the first quarter of 1996, and ranged from $17 million to $26 million.

         For the twelve months ended June 30, 1996, the DEaR estimate for our combined trading activities averaged approximately $21 million and ranged from approximately $16 million to $31 million. Daily combined trading-related revenue averaged $11.3 million during the twelve-month period ended June 30, 1996. Consistent with statistical expectations, daily revenue fell short of expected results by amounts greater than related DEaR estimates within 5% of the trading days during the twelve months ended June 30, 1996.


Asset and liability management activities
During the twelve months ended June 30, 1996, value at risk measured over a weekly horizon averaged approximately $40 million and ranged from $21 million to $82 million. These amounts approximate average DEaR of $18 million and a range of $10 million to $37 million. Weekly total return related to asset and liability management activities fell short of expected weekly results by amounts greater than related weekly value at risk estimates within 5% of the time.

FINANCIAL STATEMENT ANALYSIS


REVENUES

Revenues totaled $1.761 billion in the second quarter of 1996, up 22% from $1.449 billion a year earlier.

         Net interest revenue, the aggregate of interest revenue and expense generated by the firm's asset and liability management, credit-related, and trading activities, declined 22% to $397 million from the second quarter of 1995. Asset and liability management was the principal factor in the decline as higher-yielding positions continued to mature.

         The following table provides J.P. Morgan's interest-rate-sensitivity gap at June 30, 1996, including the asset and liability interest-rate-sensitivity gap and the effect of derivatives on the gap. The resulting interest-rate-sensitivity gap is presented by U.S. dollar and non-U.S. dollar currency components and reflects J.P. Morgan's market outlook at June 30, 1996. Significant variances in interest rate sensitivity may exist at other dates not presented in the table. Amounts in parentheses reflect liability sensitive positions.

By repricing or maturity dates


- -----------------------------------------------------------------------------------------------------------------------------------
                                                           After           After
                                                             six            one
                                                          months            year
                                         Within              but             but           After
                                            six           within          within            five
In millions                              months         one year            five           years
- -----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1996
Asset and liability interest-
  rate-sensitivity gap                  ($ 2,842)       ($ 2,614)       $  2,098        $  9,653
Derivatives affecting interest
  rate sensitivity                         1,397           4,158          (8,266)          2,711
- -----------------------------------------------------------------------------------------------------------------------------------
Interest-rate-sensitivity gap (a)         (1,445)          1,544          (6,168)         12,364
- -----------------------------------------------------------------------------------------------------------------------------------
(a) Components of interest-rate-
    sensitivity gap:
      U.S. dollar                          7,004           1,580         (10,749)         12,131
      Non-U.S. dollar*                    (8,449)            (36)          4,581             233
- -----------------------------------------------------------------------------------------------------------------------------------
      Total                               (1,445)          1,544          (6,168)         12,364
- -----------------------------------------------------------------------------------------------------------------------------------

- ------------------
* Primarily yen, deutsche mark, French franc, and sterling positions.

Trading revenue rose to $697 million in the second quarter from $305 million a year earlier. First-half trading revenue also more than doubled from the first six months of 1995. Revenues in both developed and emerging markets were strong and diversified across nearly all the firm's trading products. Reported trading revenue does not include net interest revenue associated with trading activities, which was $42 million in the second quarter of 1996 and $28 million a year ago. The following table presents trading revenue and net interest revenue associated with the firm's trading activities, in both developed and emerging markets, disaggregated by principal product groupings. The table does not represent total revenues generated by business activities as discussed in Business sector results. For example, underwriting revenues and equities commissions, which are reported in Investment banking revenue and Operational service fees respectively on the Consolidated Statement of Income, are not included below.


                                        Fixed                           Foreign           Commo-            Proprietary
In millions                            Income          Equities         Exchange          dities               Unit          Total
- -----------------------------------------------------------------------------------------------------------------------------------
Second Quarter 1996
Trading revenue                           $331           $124              $109            $ 5                  $128         $ 697
Net interest revenue                        54             (9)                5             (5)                   (3)           42
- -----------------------------------------------------------------------------------------------------------------------------------
Combined total                             385            115               114              -                   125           739
- -----------------------------------------------------------------------------------------------------------------------------------
Second Quarter 1995
Trading revenue                             96             96                62             12                    39           305
Net interest revenue                        56            (40)                3             (1)                   10            28
- -----------------------------------------------------------------------------------------------------------------------------------
Combined total                             152             56                65             11                    49           333
- -----------------------------------------------------------------------------------------------------------------------------------
Six Months 1996
Trading revenue                            864            218               177             39                   157         1,455
Net interest revenue                       123            (52)               10             (7)                   (2)           72
- -----------------------------------------------------------------------------------------------------------------------------------
Combined total                             987            166               187             32                   155         1,527

Six Months 1995
Trading revenue                            153            138               164             31                  122           608
Net interest revenue                       122            (57)                7              2                   15            89
- -----------------------------------------------------------------------------------------------------------------------------------
Combined total                             275             81               171             33                  137           697

Combined trading and related net interest revenue rose to $739 million from $333 million a year earlier. Combined revenue from fixed income rose to $385 million in the second quarter from $152 million in the year-earlier quarter, driven by continued client demand for swaps and for government and corporate securities. Combined revenue from equities more than doubled to $115 million from $56 million a year earlier, reflecting strong demand for equity derivative products. Foreign exchange combined revenue totaled $114 million versus $65 million in the second quarter of 1995. Commodities trading, which posted combined revenue of $11 million in the second quarter a year ago, broke even on a combined revenue basis in the period just ended. Combined revenue from the firm's proprietary trading unit more than doubled to $125 million from $49 million in the second quarter of 1995, due to favorable positioning, primarily in the United States and Europe. Combined revenue for the first six months of 1996 was $1,527 million, compared with $697 million in the same 1995 period.

Investment banking revenue increased 79% to $210 million in the second quarter. Underwriting revenue grew to $111 million from $41 million a year ago, as Morgan raised more debt and equity capital for a broad range of clients. Advisory fees in the second quarter rose to $99 million from $76 million a year earlier. Investment banking revenue for the first six months of 1996 was $411 million, compared with $231 million for the first six months of 1995. Underwriting revenue for the first six months of 1996 was $176 million, versus $63 million in the comparable 1995 period.

      Credit-related fees were $38 million in the second quarter, 7% lower than in the second quarter of 1995 because of the sale of the custody business. In the first six months of this year, credit-related fees were $76 million compared with $84 million in the same period of 1995.

      Investment management fees advanced 25% to $172 million from a year ago, as assets under management rose, primarily from net new business. Assets under management at June 30, 1996, were approximately $190 billion. Investment management fees for the first six months of 1996 were $329 million, versus $268 million in the same 1995 period.

         Operational service fees in the second quarter totaled $104 million, 26% lower than in the second quarter of 1995. Excluding revenues associated with the custody business, which was sold in 1995, operational service fees for the second quarter rose 5% on increased brokerage commissions. For the first six months of 1996, operational service fees were $217 million, versus $280 million in the 1995 period. Excluding revenues associated with the custody business, operational service fees for the six months rose 5%.

         Net investment securities losses were $51 million in the second quarter, versus net gains of $33 million in the second quarter of 1995. The losses in the second quarter of 1996 resulted primarily from the sale of government agency securities to realign the risk profile of the portfolio. For the six-month period, net investment securities losses were $39 million, versus net gains of $42 million in the first six months of 1995.

         Other revenue was $194 million in the second quarter, compared with $167 million in the 1995 second quarter. The 1996 second quarter reflected net equity investment securities gains of $118 million, compared with $132 million in the same quarter of 1995. For the first six months of 1996, other revenue was $259 million, versus $316 million in the comparable 1995 period. Net equity investment securities gains in the first half were $182 million, compared with $295 million for the first six months of 1995.

OPERATING EXPENSES

Operating expenses were $1.104 billion in the second quarter of 1996, up 12% from a year earlier, primarily reflecting higher incentive compensation accruals in line with higher earnings. Excluding the 1995 expenses associated with the custody business, operating expenses were up 18%. Expenses other than employee compensation and benefits increased due to higher levels of business activity.

         In July 1996, the firm formed a strategic alliance to manage parts of the firm's global technology infrastructure. Morgan expects to achieve aggregate savings of approximately 15% on projected technology costs over the life of the agreement, after an estimated $100 million transition expense. The transition expense is expected to be recorded in the 1996 third quarter. With the establishment of the alliance, some costs previously included in employee compensation and benefits will be reflected in technology and communications expenses.

         At June 30, 1996, staff totaled 15,391 employees compared with 16,267 employees at June 30, 1995.

         Operating expenses in the first six months of 1996 increased 10% to $2.189 billion. Excluding the 1995 first quarter charge and the 1995 expenses associated with the custody business, operating expenses rose 20%.

         Income tax expense of $217 million in the second quarter was based on an effective tax rate of 33% versus 32% in the second quarter of 1995. For the six months ended June 30, 1996 and 1995, the effective tax rate was 33%.

ASSETS

Total assets were $199 billion at June 30, 1996, compared with $205 billion at March 31, 1996. Nonperforming assets decreased by $22 million to $134 million during the second quarter as assets newly classified as nonperforming were more than offset by repayments and loan sales. No provision for credit losses was deemed necessary in the 1996 second quarter. The allowance for credit losses was $1.125 billion at June 30, 1996.

FOREIGN-COUNTRY-RELATED OUTSTANDINGS

Foreign-country-related outstandings represent outstandings to foreign borrowers that are denominated in U.S. dollars or currencies other than the borrower's local currency or, in the case of a guarantee, other than the guarantor's local currency. Countries in which J.P. Morgan's outstandings exceeded 1.0% of total assets at June 30, 1996, are listed in the following table. Outstandings include loans, interest-earning deposits with banks, investment securities, customers' acceptance liability, securities purchased under agreements to resell, trading account securities, accrued interest, and other monetary assets. Outstandings generally are distributed according to the location of the borrower. In the case of guaranteed outstandings or when tangible, liquid collateral is held and realizable outside the obligor's country, distribution is generally made according to the location of the guarantor or the location where the collateral is held and realizable.

      In millions                            Cross-border outstandings (a)
      --------------------------------------------------------------------------
        United Kingdom                                 $4,765
        France                                          5,363
        Switzerland                                     2,230
      --------------------------------------------------------------------------


(a) Mexican cross-border outstandings at June 30, 1996, were $1,214 million, less than 0.75% of total assets. Not included in Mexican cross-border outstandings are United Mexican States (UMS) bonds, substantially all of which have been sold forward, which are collateralized by U.S. Treasury securities. If the book value of these bonds, which is discussed below, had been included, total Mexican cross-border outstandings would have exceeded 0.75% of total assets at June 30, 1996.

The UMS bonds are collateralized as to principal by zero-coupon U.S. Treasury securities with a face value equal to the face value of the underlying bonds. The collateral, which will become available when the UMS bonds mature, is pledged to the holders of the bonds and is held by the Federal Reserve Bank of New York.


                                                                            U.S.
                                                                        Treasury
        In millions                       UMS bonds                   collateral
- ---------------------------------------------------------------------------------
                                 Book           Face        Market          Fair
                                value          value         value         value
- ---------------------------------------------------------------------------------
         JUNE 30, 1996
         Due in 2008             $ 28          $ 29           $ 28          $ 13
         Due in 2019              523           637            501           116
- ---------------------------------------------------------------------------------

CAPITAL



                                                 June 30        March 31   December 31       June 30
Dollars in billions                                 1996            1996          1995          1995
- --------------------------------------------------------------------------------------------------------
Total stockholders' equity                      $    11.0      $    10.8      $   10.5      $    9.9

Annualized rate of return on
  average common stockholders'
  equity (a) (b)                                     17.1%          17.2%         14.7%         13.4%
As percent of period-end total
  assets:
  Common equity                                       5.2            5.0           5.4           5.6
  Total equity                                        5.5            5.3           5.7           5.9

Book value per common share (c)                 $   52.40      $   51.57      $  50.71      $  48.14

Risk-based capital:
Tier 1 risk-based capital                       $     9.7      $     9.5      $     9.0      $    8.6
Total risk-based capital                             14.1           13.9           13.4          12.7
Risk adjusted assets                                120.3          113.8          103.1          99.0

Capital ratios:
J.P. Morgan
Tier 1 ratio                                          8.1%           8.3%          8.8%          8.7%
Total ratio                                          11.7           12.2          13.0          12.8
Leverage ratio                                        6.2            6.2           6.1           6.0

Morgan Guaranty Trust Company of New York
Tier 1 ratio                                          7.7%           8.1%           8.5%          8.3%
Total ratio                                          10.7         11.4           11.0          10.7
Leverage ratio                                        5.7           5.6            5.5           5.2
- --------------------------------------------------------------------------------------------------------


(a) Represents the annualized rate of return on average common stockholders' equity for the three months ended June 30, 1996, March 31, 1996, December 31, 1995, and June 30, 1995. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 17.8%, 18.1%, 15.5%, and 14.1% for the three months ended June 30, 1996, March 31, 1996, December 31, 1995, and June 30, 1995, respectively.

(b) The annualized rate of return on average common stockholders' equity for the six months ended June 30, 1996 and 1995 was 17.1% and 12.3%, respectively. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 18.0% and 12.9% for the six months ended June 30, 1996 and 1995, respectively.

(c) Excluding the impact of SFAS No. 115, the book value per common share would have been $50.54, $49.18, $47.83, and $45.78 for the three months ended June 30, 1996, March 31, 1996, December 31, 1995, and June 30, 1995, respectively.

J.P. Morgan's risk-based capital and leverage ratios remain well above the minimum standards set by the Federal Reserve Board. In accordance with the Federal Reserve Board guidelines, the risk-based capital and leverage ratios exclude the equity, assets and off-balance-sheet exposures of J.P. Morgan Securities, Inc. and the effect of SFAS No. 115.

         At June 30, 1996, stockholders' equity included approximately $367 million of net unrealized appreciation on debt investment and marketable equity investment securities, net the related deferred tax liability of $202 million. Net unrealized appreciation was $470 million at March 31, 1996. The unrealized appreciation on debt investment securities was $226 million and $331 million at June 30, 1996 and March 31, 1996, respectively. The net unrealized appreciation on marketable equity investment securities was $343 million and $429 million at June 30, 1996 and March 31, 1996, respectively.


CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
- -----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                        Three months ended
interest and average rates                 ----------------------------------------------------------------------------------------
on a taxable-equivalent basis               June 30, 1996                                 June 30, 1995
                                           ----------------------------------------------------------------------------------------
                                            Average                             Average      Average                        Average
                                            balance          Interest            rate        balance        Interest         rate
                                           ----------------------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.        $   1,812        $      24            5.33%    $   1,652       $      44          10.68%

Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                 922               18            7.85         2,785              43           6.19
    U.S. state and political
      subdivision                               1,651               47           11.45         2,066              64          12.43
    Other                                      19,685              292            5.97        11,490             215           7.51
Debt investment securities in offices
  outside the U.S. (a)                          3,622               57            6.33         4,318              73           6.78
Trading account assets:
    In offices in the U.S.                     14,343              224            6.28        12,397             203           6.57
    In offices outside the U.S.                22,911              460            8.08        23,585             580           9.86
Securities purchased under agreements
  to resell and federal funds sold,
  mainly in offices in the U.S.                45,394              593            5.25        30,246             443           5.87
Securities borrowed in offices in
  the U.S.                                     26,042              318            4.91        12,899             187           5.81
Loans:
    In offices in the U.S.                      7,020              114            6.53         6,602             115           6.99
    In offices outside the U.S.                21,494              328            6.14        18,037             325           7.23
Other interest-earning assets (b):
    In offices in the U.S.                      1,126               26               *         1,128              72              *
    In offices outside the U.S.                 1,065               80               *         1,030              68              *
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 167,087            2,581            6.21       128,235           2,432           7.61
Allowance for credit losses                    (1,122)                                        (1,132)
Cash and due from banks                           785                                          1,829
Other noninterest-earning assets               42,941                                         45,570
- -----------------------------------------------------------------------------------------------------------------------------------
Total assets                                  209,691                                        174,502
- -----------------------------------------------------------------------------------------------------------------------------------


Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended June 30, 1996 and 1995.

(a) For the three months ended June 30, 1996 and 1995, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

*  Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

- -----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                        Three months ended
interest and average rates                 ----------------------------------------------------------------------------------------
on a taxable-equivalent basis               June 30, 1996                                 June 30, 1995
                                           ----------------------------------------------------------------------------------------
                                            Average                        Average      Average                        Average
                                            balance      Interest             rate      balance        Interest         rate
                                           ----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                 $  2,177       $     24          4.43 %     $  2,184       $     28          5.14 %
    In offices outside the U.S.              46,008            595          5.20         42,390            588          5.56
Trading account liabilities:
    In offices in the U.S.                    7,921            124          6.30          6,871            108          6.30
    In offices outside the U.S.               9,665            182          7.57         10,963            224          8.20
Securities sold under agreements to
  repurchase and federal funds
  purchased, mainly in offices in
  the U.S.                                   62,286            798          5.15         39,458            605          6.15
Commercial paper, mainly in offices
  in the U.S.                                 4,274             57          5.36          2,634             40          6.09
Other interest-bearing liabilities:
    In offices in the U.S.                   14,270            200          5.64          9,254            146          6.33
    In offices outside the U.S.               1,899             46          9.74          1,731             18          4.17
Long-term debt,
    mainly in offices in the U.S.             9,623            136          5.69          8,692            140          6.46
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          158,123          2,162          5.50        124,177          1,897          6.13
Noninterest-bearing deposits:
    In offices in the U.S.                    2,329                                       3,330
    In offices outside the U.S.                 933                                       1,363
Other noninterest-bearing
  liabilities                                37,422                                      35,883
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                           198,807                                     164,753
Stockholders' equity                         10,884                                       9,749
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                    209,691                                     174,502
Net yield on interest-earning assets                                        1.01                                        1.67
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                          419                                         535
- -----------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
- -----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                        Six months ended
interest and average rates                 ----------------------------------------------------------------------------------------
on a taxable-equivalent basis               June 30, 1996                                 June 30, 1995
                                           ----------------------------------------------------------------------------------------
                                            Average                        Average      Average                        Average
                                            balance      Interest             rate      balance        Interest         rate
                                           ----------------------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.        $   1,803    $     51            5.69%    $   1,960       $     103          10.60%

Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                 970          37            7.67         2,253              71           6.35
    U.S. state and political
      subdivision                               1,672          96           11.55         2,108             129          12.34
    Other                                      18,182         561            6.20        12,299             445           7.30
Debt investment securities in offices
  outside the U.S. (a)                          4,272         131            6.17         5,024             171           6.86
Trading account assets:
    In offices in the U.S.                     15,825         474            6.02        12,866             444           6.96
    In offices outside the U.S.                24,913         966            7.80        25,754           1,170           9.16
Securities purchased under agreements
  to resell and federal funds sold,
  mainly in offices in the U.S.                43,577       1,170            5.40        29,230             855           5.90
Securities borrowed in offices in
  the U.S.                                     23,408         581            4.99        14,103             401           5.73
Loans:
    In offices in the U.S.                      6,849         226            6.64         6,846             246           7.25
    In offices outside the U.S.                21,071         660            6.30        17,310             613           7.14
Other interest-earning assets (b):
    In offices in the U.S.                      1,132          59               *         1,577             158              *
    In offices outside the U.S.                 1,180         145               *           839             125              *
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 164,854       5,157            6.29       132,169           4,931           7.52
Allowance for credit losses                    (1,126)                                   (1,132)
Cash and due from banks                         1,019                                     1,835
Other noninterest-earning assets               42,537                                    42,223
- -----------------------------------------------------------------------------------------------------------------------------------
Total assets                                  207,284                                   175,095
- -----------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the six months ended June 30, 1996 and 1995.

(a) For the six months ended June 30, 1996 and 1995, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

*  Not meaningful


CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
- -----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                        Six months ended
interest and average rates                 ----------------------------------------------------------------------------------------
on a taxable-equivalent basis               June 30, 1996                                 June 30, 1995
                                           ----------------------------------------------------------------------------------------
                                            Average                      Average      Average                        Average
                                            balance      Interest           rate      balance        Interest         rate
                                           ----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                 $  2,054       $     47          4.60 %  $  2,129       $     52          4.93 %
    In offices outside the U.S.              45,764          1,222          5.37      42,151          1,183          5.66
Trading account liabilities:
    In offices in the U.S.                    7,923            241          6.12       7,136            249          7.04
    In offices outside the U.S.              10,654            358          6.76      11,762            512          8.78
Securities sold under agreements to
  repurchase and federal funds
  purchased, mainly in offices in
  the U.S.                                   60,804          1,585          5.24      41,435          1,200          5.84
Commercial paper, mainly in offices
  in the U.S.                                 3,980            108          5.46       2,606             79          6.11
Other interest-bearing liabilities:
    In offices in the U.S.                   13,827            392          5.70       9,395            291          6.25
    In offices outside the U.S.               1,916             92          9.66       2,113             45          4.29
Long-term debt,
    mainly in offices in the U.S.             9,526            275          5.81       7,987            256          6.46
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          156,448          4,320          5.55     126,714          3,867          6.15
Noninterest-bearing deposits:
    In offices in the U.S.                    2,674                                    3,342
    In offices outside the U.S.               1,015                                    1,249
Other noninterest-bearing
  liabilities                                36,367                                   34,132
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                           196,504                                  165,437
Stockholders' equity                         10,780                                    9,658
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                    207,284                                  175,095
Net yield on interest-earning assets                                        1.02                                     1.62
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                          837                                    1,064
- -----------------------------------------------------------------------------------------------------------------------------------

ASSET AND LIABILITY MANAGEMENT DERIVATIVES

     The objective of asset and liability management is to create longer-term value through the management of interest rate risk related to J.P. Morgan's nontrading assets, liabilities, and off-balance-sheet activities. J.P. Morgan utilizes a variety of financial instruments, including derivatives, in an integrated manner to achieve these objectives. Additional information on asset and liability management derivatives, primarily interest rate swaps, is provided below. For more information about asset and liability management activities, see
Note 6 to the financial statements, Off-balance-sheet financial instruments.

     The table below summarizes maturities and weighted-average interest rates to be received and paid on U.S. dollar and non-U.S. dollar asset and liability management interest rate swaps at June 30, 1996. The majority of asset and liability management interest rate swaps, as presented below, are risk-adjusting swaps. Also included in the table are swaps designated as hedges or used to modify the interest rate characteristics of assets and liabilities. Variable rates presented are generally based on the London Interbank Offered Rate (LIBOR) in effect on the swaps at June 30, 1996, and reset at predetermined dates. The table was prepared under the assumption that these variable interest rates remain constant. The variable interest rates to be received or paid will change to the extent that rates fluctuate. Such changes may be substantial.

         Not included in the table below are other derivatives used for asset and liability management purposes, such as currency swaps, basis swaps, foreign exchange contracts, interest rate futures, forward rate agreements, debt securities forwards, and purchased options, totaling $44.8 billion at June 30, 1996. The contractual maturities of these derivative contracts are primarily less than one year.

By expected maturities
- -----------------------------------------------------------------------------------------------------------------------------------
                                                  After            After         After         After
                                                    one              two         three          four
                                                   year            years         years         years
                                     Within         but              but           but           but         After
                                        one      within           within        within        within          five
Dollars in billions                    year         two            three          four          five         years         Total
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS -
  U.S. DOLLAR
Receive fixed
  swaps
Notional amount                      $17.6         $15.6           $4.3           $3.8           $2.0         $10.8        $54.1
Weighted average:
   Receive rate                        6.7  %        5.8  %         7.1  %         7.0  %         6.4  %        6.8  %       6.5  %
   Pay rate                            5.5           5.5            5.5            5.5            5.5           5.6          5.5

Pay fixed swaps
Notional amount                      $21.8         $20.0           $4.7           $9.0           $6.1          $9.4        $71.0
Weighted average:
   Receive rate                        5.5  %        5.5  %         5.5            5.5  %         5.5  %        5.5  %       5.5   %
   Pay rate                            6.4           5.7            5.7            6.4            6.2           7.1          6.2

INTEREST RATE SWAPS -
  NON-U.S. DOLLAR
Receive fixed
  swaps
Notional amount                      $26.7         $21.0           $8.4           $7.8           $3.1          $7.0        $74.0
Weighted average:
   Receive rate                        6.2  %        5.4  %         6.2  %         6.5  %         7.0  %        7.0  %       6.1  %
   Pay rate                            3.9           3.7            3.5            3.9            4.8           3.7          3.8

Pay fixed swaps
Notional amount                      $22.6         $16.3           $8.4           $7.8           $3.2          $6.7        $65.0
Weighted average:
   Receive rate                        3.9  %        3.2  %         3.5  %         3.9  %         4.8  %        3.6  %       3.7  %
   Pay rate                            6.2           5.8            5.8            6.4            7.4           7.2          6.3
- -----------------------------------------------------------------------------------------------------------------------------------
Total notional amount                $88.7         $72.9          $25.8          $28.4          $14.4         $33.9       $264.1
- -----------------------------------------------------------------------------------------------------------------------------------


Not included in the table above are $3.3 billion and $1.1 billion of notional amounts related to currency swaps and basis swaps respectively.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           12.   Statement re computation of ratios

           27.   Financial data schedule

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1996:

           April 11, 1996 (Items 5 and 7)
             Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month period ended March 31, 1996.

           May 13, 1996 (Items 5 and 7)
             Reported the issuance by J.P. Morgan of a press release announcing its intent to join a Computer Sciences Corporation, Andersen Consulting, AT&T Solutions, and Bell Atlantic Network Integration in a global alliance to manage parts of J.P. Morgan's global technology infrastructure.

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


DATE:  August 14, 1996

                                LIST OF EXHIBITS

EXHIBIT

12.              Statement re computation of ratios

27.              Financial data schedule