Form 10-Q
period 1996-09-30
MORGAN J P & CO INC
filed 1996-11-14
CIK 68100

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)

           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Yes/ X /      No/   /

     Number of shares outstanding of each of the registrant's classes of common stock at October 31, 1996:

Common Stock,  $2.50  Par Value                        185,205,628 Shares

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Financial statement information is set forth within this document on the pages indicated:

                                                                      Page
     Three-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated                                     3

     Nine-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated                                     4

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated                                     5

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated                                     6

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated                                     7

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York                          8

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated                                     9-17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        Discussion of business sector results; Discussion of
        the financial condition and results of operations;
        Discussion of risk management; Statements of consolidated
        average balances and net interest earnings of J.P. Morgan
        & Co. Incorporated ("J.P. Morgan") for the three
        months and nine months ended September 30, 1996; and
        Table of asset and liability management derivatives.           18-35

PART II -- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                               36

SIGNATURES                                                             37

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------

In millions,
except per share data                                    Three months ended
                               --------------------------------------------------------------------
                               September 30 September 30     Increase/       June 30      Increase/
                                       1996         1995     (Decrease)         1996     (Decrease)
                               ------------ ------------     ---------       -------     ----------
NET INTEREST REVENUE
Interest revenue                   $ 2,675       $ 2,453       $   222       $ 2,559       $   116
Interest expense                     2,250         1,946           304         2,162            88
--------------------------------------------------------------------------------------------------
Net interest revenue                   425           507           (82)          397            28
NONINTEREST REVENUE
Trading revenue                        510           399           111           697          (187)
Investment banking revenue             233           195            38           210            23
Credit-related fees                     39            38             1            38             1
Investment management fees             164           150            14           172            (8)
Operational service fees                98           137           (39)          104            (6)
Net investment securities
  gains (losses)                        11           (22)           33           (51)           62
Other revenue                           69           145           (76)          194          (125)
--------------------------------------------------------------------------------------------------
Total noninterest revenue            1,124         1,042            82         1,364          (240)
Total revenue                        1,549         1,549            --         1,761          (212)
OPERATING EXPENSES
Employee compensation and
  benefits                             685           648            37           737           (52)
Net occupancy                           74            87           (13)           76            (2)
Technology and communications          248           169            79           158            90
Other expenses                         130           118            12           133            (3)
--------------------------------------------------------------------------------------------------
Total operating expenses             1,137         1,022           115         1,104            33

Income before income taxes             412           527          (115)          657          (245)
Income taxes                           136           167           (31)          217           (81)
--------------------------------------------------------------------------------------------------
Net income                             276           360           (84)          440          (164)
PER COMMON SHARE
Net income (a)                     $  1.32       $  1.78       ($ 0.46)      $  2.14       ($ 0.82)
Dividends declared                    0.81          0.75          0.06          0.81            --
--------------------------------------------------------------------------------------------------

(a) Earnings per share amounts represent both primary and fully diluted earnings per share.

See notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------

In millions,
except per share data                                Nine months ended
                                           ------------------------------------
                                      September 30   September 30     Increase/
                                              1996           1995    (Decrease)
                                      ------------   ------------    ----------
NET INTEREST REVENUE
Interest revenue                           $ 7,788        $ 7,328       $   460
Interest expense                             6,570          5,813           757
-------------------------------------------------------------------------------
Net interest revenue                         1,218          1,515          (297)
NONINTEREST REVENUE
Trading revenue                              1,965          1,007           958
Investment banking revenue                     644            426           218
Credit-related fees                            115            122            (7)
Investment management fees                     493            418            75
Operational service fees                       315            417          (102)
Net investment securities
  gains (losses)                               (28)            20           (48)
Other revenue                                  328            461          (133)
-------------------------------------------------------------------------------
Total noninterest revenue                    3,832          2,871           961
Total revenue                                5,050          4,386           664
OPERATING EXPENSES
Employee compensation and
  benefits                                   2,152          1,890           262
Net occupancy                                  223            246           (23)
Technology and communications                  564            506            58
Other expenses                                 387            366            21
-------------------------------------------------------------------------------
Total operating expenses                     3,326          3,008           318

Income before income taxes                   1,724          1,378           346
Income taxes                                   569            448           121
-------------------------------------------------------------------------------
Net income                                   1,155            930           225
PER COMMON SHARE
Net income (a)                             $  5.60        $  4.62       $  0.98
Dividends declared                            2.43           2.25          0.18
-------------------------------------------------------------------------------

(a) Earnings per share amounts represent primary earnings per share for the nine months ended September 30, 1996 and 1995. Fully diluted earnings per share were $5.57 and $4.57 for the nine months ended September 30, 1996 and 1995, respectively.

See notes to financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------

Dollars in millions                                         September 30       June 30   December 31
                                                                    1996          1996          1995
                                                            ------------       -------   -----------
ASSETS
Cash and due from banks                                         $  1,088      $    651      $  1,535
Interest-earning deposits with banks                               2,193         1,427         1,986
Debt investment securities available for
  sale carried at fair value (Cost: $26,341
  at September 1996, $22,486 at June 1996,
  and $24,154 at December 1995)                                   26,565        22,712        24,638
Trading account assets                                            80,784        69,375        69,408
Securities purchased under agreements to
  resell ($34,658 at September 1996, $36,488 at
  June 1996, and $32,157 at December
  1995)and federal funds sold                                     34,686        36,544        32,157
Securities borrowed                                               25,430        25,620        19,830
Loans                                                             30,002        29,588        23,453
Less: allowance for credit losses                                  1,113         1,125         1,130
----------------------------------------------------------------------------------------------------
Net loans                                                         28,889        28,463        22,323
Customers' acceptance liability                                      287           236           237
Accrued interest and accounts receivable                           3,585         3,738         3,539
Premises and equipment                                             3,068         3,387         3,339
Less: accumulated depreciation                                     1,236         1,492         1,412
----------------------------------------------------------------------------------------------------
Premises and equipment, net                                        1,832         1,895         1,927
Other assets                                                       6,309         8,104         7,299
----------------------------------------------------------------------------------------------------
Total assets                                                     211,648       198,765       184,879
----------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                           2,115         1,906         3,287
  In offices outside the U.S.                                        917           750           744
Interest-bearing deposits:
  In offices in the U.S.                                           6,016         2,498         2,003
  In offices outside the U.S.                                     40,860        43,303        40,404
----------------------------------------------------------------------------------------------------
Total deposits                                                    49,908        48,457        46,438
Trading account liabilities                                       45,601        44,267        45,289
Securities sold under agreements to
  repurchase ($58,318 at September 1996, $51,604
  at June 1996, and $40,803 at December
  1995) and federal funds purchased                               61,094        55,114        45,099
Commercial paper                                                   4,448         5,102         2,801
Other liabilities for borrowed money                              19,966        16,510        15,129
Accounts payable and accrued expenses                              6,255         6,159         5,643
Liability on acceptances                                             287           236           237
Long-term debt not qualifying as risk-based
  capital                                                          8,176         6,109         5,737
Other liabilities                                                  1,095         2,047         4,465
----------------------------------------------------------------------------------------------------
                                                                 196,830       184,001       170,838
Long-term debt qualifying as risk-based
  capital                                                          3,740         3,733         3,590
----------------------------------------------------------------------------------------------------
Total liabilities                                                200,570       187,734       174,428

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares:
  10,400,000 at September 1996 and June 1996,
  and 10,000,000 at December 1995):
  Adjustable rate cumulative preferred
     stock, $100 par value (issued and
     outstanding: 2,444,300)                                         244           244           244
  Variable cumulative preferred stock,
     $1,000 par value (issued and outstanding:
     250,000)                                                        250           250           250
  Fixed cumulative preferred stock, $500
     par value (issued and outstanding:
     400,000 at September 1996 and June 1996)                        200           200            --
Common stock, $2.50 par value (authorized
  shares: 500,000,000; issued: 200,684,623 at
  September 1996, 200,683,373 at June 1996, and
  200,678,373 at December 1995)                                      502           502           502
Capital surplus                                                    1,442         1,435         1,430
Retained earnings                                                  8,392         8,281         7,731
Net unrealized gains on investment securities,
  net of taxes                                                       317           367           566
Other                                                                754           686           552
----------------------------------------------------------------------------------------------------
                                                                  12,101        11,965        11,275
Less: treasury stock (14,767,312 shares at September 1996,
14,083,799 shares at June 1996, and 13,562,755 shares at           1,023           934           824
December 1995) at cost
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                        11,078        11,031        10,451
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       211,648       198,765       184,879
----------------------------------------------------------------------------------------------------

See notes to financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------

Dollars in millions                                                                           Nine months ended
                                                                                         ---------------------------
                                                                                         September 30   September 30
                                                                                                 1996           1995
                                                                                         ----------------------------
PREFERRED STOCK
Adjustable rate cumulative preferred stock
Balance, January 1 and September 30                                                          $    244       $    244
--------------------------------------------------------------------------------------------------------------------
Variable cumulative preferred stock
Balance, January 1 and September 30                                                               250            250
--------------------------------------------------------------------------------------------------------------------
Fixed cumulative preferred stock
Balance, January 1                                                                                 --             --
Shares issued                                                                                     200             --
--------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                             200             --
--------------------------------------------------------------------------------------------------------------------
Total preferred stock, September 30                                                               694            494
--------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and September 30                                                               502            502
--------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                                              1,430          1,452
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and conversion of debentures, and income tax benefits associated with stock
options                                                                                            12            (19)
--------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                           1,442          1,433
--------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                                              7,731          7,044
Net income                                                                                      1,155            930
Dividends declared on adjustable rate cumulative preferred stock                                   (9)            (9)
Dividends declared on variable cumulative preferred stock                                          (7)            (9)
Dividends declared on fixed cumulative preferred stock                                             (8)            --
Dividends declared on common stock                                                               (454)          (422)
Dividend equivalents on common stock issuable                                                     (16)            (8)
--------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                           8,392          7,526
--------------------------------------------------------------------------------------------------------------------
NET UNREALIZED GAINS ON INVESTMENT SECURITIES, NET OF TAXES
Balance, January 1                                                                                566            456
Net change in net unrealized gains, net of taxes                                                 (249)            39
--------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                             317            495
--------------------------------------------------------------------------------------------------------------------
OTHER
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                                                556            369
Deferred stock awards, net                                                                        207             75
--------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                             763            444
--------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION
Balance, January 1                                                                                 (4)            (2)
Translation adjustments                                                                            (7)            (4)
Income tax benefit                                                                                  2              1
--------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                              (9)            (5)
--------------------------------------------------------------------------------------------------------------------
Total other, September 30                                                                         754            439
--------------------------------------------------------------------------------------------------------------------
LESS: TREASURY STOCK
Balance, January 1                                                                                824            747
Purchases                                                                                         445            194
Shares distributed under various employee benefit plans                                          (246)          (165)
--------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                           1,023            776
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity, September 30                                                       11,078         10,113
--------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------

Dollars in millions                                                                 Nine months ended
                                                                             ------------------------------
                                                                             September 30      September 30
                                                                                     1996              1995
                                                                             ------------------------------
NET INCOME                                                                        $1,155           $    930
Adjustments to reconcile to cash provided by (used in)operating activities:
     Noncash items: depreciation, amortization, deferred income taxes, and
     stock award plans                                                               597                290
     (Increase) decrease in assets:
       Trading account assets                                                    (11,372)            (7,654)
       Securities purchased under agreements to resell                            (2,500)            (9,384)
       Securities borrowed                                                        (5,600)            (5,713)
       Accrued interest and accounts receivable                                      (46)             2,029
     Increase (decrease) in liabilities:
       Trading account liabilities                                                   314              8,582
       Securities sold under agreements to repurchase                             17,515              8,165
       Accounts payable and accrued expenses                                         765               (692)
     Other changes in operating assets and liabilities, net                       (4,357)               711
     Net investment securities (gains) losses included in
       cash flows from investing activities                                           28                (20)
-----------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                 (3,501)            (2,756)
-----------------------------------------------------------------------------------------------------------
Decrease in interest-earning deposits with banks                                    (207)              (142)
Debt investment securities:
     Proceeds from sales                                                          24,701             33,920
     Proceeds from maturities, calls, and mandatory redemptions                    5,813              1,988
     Purchases                                                                   (32,963)           (33,669)
(Increase) decrease in federal funds sold                                            (28)                42
Increase in loans                                                                 (6,560)            (3,201)
Payments for premises and equipment                                                  (83)              (160)
Other changes, net                                                                 1,251             (2,254)
-----------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                 (8,076)            (3,476)
-----------------------------------------------------------------------------------------------------------
Decrease in noninterest-bearing deposits                                            (999)               (41)
Increase in interest-bearing deposits                                              4,471              3,621
Decrease in federal funds purchased                                               (1,520)            (2,057)
Increase (decrease) in commercial paper                                            1,647               (553)
Other liabilities for borrowed money:
     Proceeds                                                                     19,369             13,771
     Payments                                                                    (16,342)           (10,022)
Long-term debt:
     Proceeds                                                                      3,840              3,320
     Payments                                                                     (1,102)              (798)
Capital stock:
     Issued or distributed                                                           200                  --
     Purchased                                                                      (446)              (194)
Dividends paid                                                                      (481)              (434)
Other changes, net                                                                 2,500             (1,095)
-----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                             11,137              5,518
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                            (7)                23
-----------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                 (447)              (691)
Cash and due from banks at December 31, 1995 and 1994                              1,535              2,210
-----------------------------------------------------------------------------------------------------------
Cash and due from banks at September 30, 1996 and 1995                             1,088              1,519
-----------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                      6,549           $  5,578
     Income taxes                                                                    536                422
-----------------------------------------------------------------------------------------------------------

See notes to financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York
--------------------------------------------------------------------------------

Dollars in millions                                                                   September 30     December 31
                                                                                              1996            1995
                                                                                      ----------------------------
ASSETS
Cash and due from banks                                                                  $   1,044       $   1,429
Interest-earning deposits with banks                                                         2,196           1,995
Debt investment securities available for sale
  carried at fair value                                                                     21,899          23,767
Trading account assets                                                                      64,424          55,373
Securities purchased under agreements to resell
  and federal funds sold                                                                    26,262          20,996
Loans                                                                                       29,837          23,319
Less: allowance for credit losses                                                            1,112           1,129
------------------------------------------------------------------------------------------------------------------
Net loans                                                                                   28,725          22,190
Customers' acceptance liability                                                                287             237
Accrued interest and accounts receivable                                                     3,230           3,420
Premises and equipment                                                                       2,737           2,967
Less: accumulated depreciation                                                               1,082           1,232
------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                  1,655           1,735
Other assets                                                                                 2,778           4,571
------------------------------------------------------------------------------------------------------------------
Total assets                                                                               152,500         135,713
------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                                     2,114           3,275
  In offices outside the U.S.                                                                  961             839
Interest-bearing deposits:
  In offices in the U.S.                                                                     6,029           1,975
  In offices outside the U.S.                                                               41,166          40,985
------------------------------------------------------------------------------------------------------------------
Total deposits                                                                              50,270          47,074
Trading account liabilities                                                                 38,650          39,197
Securities sold under agreements to repurchase
  and federal funds purchased                                                               27,795          20,274
Other liabilities for borrowed money                                                        13,417           8,509
Accounts payable and accrued expenses                                                        4,464           4,187
Liability on acceptances                                                                       287             237
Long-term debt not qualifying as risk-based capital
  (includes $632 at 1996 and $418 at 1995 of notes
  payable to J.P. Morgan)                                                                    4,275           2,786
Other liabilities                                                                            1,315           3,324
------------------------------------------------------------------------------------------------------------------
                                                                                           140,473         125,588
Long-term debt qualifying as risk-based capital
  (includes $2,318 at 1996 and $1,310 at 1995 of
  notes payable to J.P. Morgan)                                                              2,517           1,659
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          142,990         127,247
STOCKHOLDER'S EQUITY
Preferred stock, $100 par value(authorized shares: 2,500,000)                                   --              --
Common stock, $25 par value (authorized shares: 11,000,000 at September
1996, and 10,000,000 at December 1995; outstanding:  10,599,027 at September
1996 and 10,000,000 at December 1995)                                                          265             250
Surplus                                                                                      3,140           2,820
Undivided profits                                                                            5,971           5,136
Net unrealized gains on investment securities, net of taxes                                    143             264
Foreign currency translation                                                                    (9)             (4)
------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                   9,510           8,466
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                 152,500         135,713
------------------------------------------------------------------------------------------------------------------

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

                                                      Third quarter            Nine months
In millions                                          1996        1995        1996        1995
---------------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks                                $   30      $   31      $   81      $  134
Debt investment securities (a)                        393         377       1,183       1,148
Trading account assets                                819         735       2,256       2,346
Securities purchased under agreements
  to resell and federal funds sold                    569         500       1,739       1,355
Securities borrowed                                   338         203         919         604
Loans                                                 435         407       1,315       1,258
Other sources, primarily risk-adjusting swaps          91         200         295         483
---------------------------------------------------------------------------------------------
Total interest revenue                              2,675       2,453       7,788       7,328
---------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                              626         619       1,895       1,854
Trading account liabilities                           358         305         957       1,066
Securities sold under agreements to
  repurchase and federal funds purchased              799         633       2,384       1,833
Other borrowed money                                  310         238         902         653
Long-term debt                                        157         151         432         407
---------------------------------------------------------------------------------------------
Total interest expense                              2,250       1,946       6,570       5,813
---------------------------------------------------------------------------------------------
Net interest revenue                                  425         507       1,218       1,515
---------------------------------------------------------------------------------------------

(a) Interest revenue from debt investment securities included taxable revenue of $362 million and $1,094 million and revenue exempt from U.S. income taxes of $31 million and $89 million for the three months and nine months ended September 30, 1996, respectively. Interest revenue from debt investment securities included taxable revenue of $342 million and $1,030 million and revenue exempt from U.S. income taxes of $35 million and $118 million for the three months and nine months ended September 30, 1995, respectively.

For the three months and nine months ended September 30, 1996, net interest revenue associated with asset and liability management derivatives was approximately $25 million and $90 million respectively, compared with approximately $90 million and $280 million for the respective 1995 periods. At September 30, 1996, approximately ($170) million of net deferred losses on closed derivative contracts used for asset and liability management purposes were recorded on the balance sheet. Such amount is primarily composed of net deferred losses on closed hedge contracts included in the amortized cost of the debt investment portfolio. As discussed in Note 4 to the financial statements, Investment securities, the net unrealized appreciation associated with the debt investment portfolio was $224 million at September 30, 1996. Net deferred losses on closed derivative contracts are expected to amortize into Net interest revenue as follows: ($20) million - remainder of 1996; ($55) million in 1997; ($40) million in 1998; ($25) million in 1999; ($20) million in 2000; ($9)
million in 2001; and approximately ($1) million thereafter. The amount of net deferred gains or losses on closed derivative contracts will change from period to period, primarily due to amortization of such amounts to net interest revenue and the execution of our asset and liability management strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts.

3. TRADING REVENUE

Trading revenue disaggregated by principal product groupings for the three months and nine months ended September 30, 1996 and 1995, is presented in the following table. Trading-related net interest revenue should be considered when evaluating trading results since the firm manages its trading activities based on combined revenues. For additional information refer to the Trading revenue discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    Third quarter                 Nine months
In millions                      1996           1995          1996          1995
--------------------------------------------------------------------------------
Fixed Income                   $  403         $  267        $1,267        $  420
Equities                           43             75           261           213
Foreign Exchange                   59             26           236           190
Commodities                       (15)             6            24            37
Proprietary Unit                   20             25           177           147
--------------------------------------------------------------------------------
Trading revenue                   510            399         1,965         1,007
--------------------------------------------------------------------------------

4. INVESTMENT SECURITIES

Debt investment securities
A comparison of the cost and carrying values of debt investment securities available for sale and carried at fair value at September 30, 1996, follows.

                                                                         Fair and
                                                                         carrying
In millions                                                    Cost         value
--------------------------------------------------------------------------------
U.S. Treasury                                               $ 4,379      $ 4,445
U.S. government agency, principally mortgage-backed          16,123       16,086
U.S. state and political subdivision                          1,550        1,696
U.S. corporate and bank debt                                    249          251
Foreign government*                                           1,511        1,545
Foreign corporate and bank debt                               2,431        2,443
Other                                                            98           99
--------------------------------------------------------------------------------
Total debt investment securities                             26,341       26,565
--------------------------------------------------------------------------------

* Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development.

Net unrealized appreciation associated with debt investment securities available for sale carried at fair value at September 30, 1996, was $224 million, consisting of gross unrealized appreciation of $385 million and gross unrealized depreciation of $161 million. Such amounts represent the gross unrealized appreciation or depreciation on each debt security, including the effects of any related hedge. For additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities, see Note 6 to the financial statements, Off-balance-sheet financial instruments.

The following table presents the components of Net realized debt investment securities gains (losses).

                                                     Third  quarter           Nine months
In millions                                         1996        1995        1996        1995
--------------------------------------------------------------------------------------------
Gross realized gains from sales                    $  23       $  49       $ 140       $ 320
Gross realized losses from sales                     (12)        (83)       (168)       (312)
Net gains on maturities, calls and
   mandatory redemptions                              --          12          --          12
--------------------------------------------------------------------------------------------
Net debt investment securities gains (losses)         11         (22)        (28)         20

Equity investment securities
Net realized gains on the sale of equity investment securities of $56 million and $238 million included in Other revenue for the three months and nine months ended September 30, 1996, respectively, include $60 million and $263 million of gross realized gains. Gross unrealized gains and losses as well as a comparison of the cost, fair value, and carrying value of marketable equity investment securities at September 30, 1996, follows.

                                                   Gross          Gross    Fair and
                                              unrealized     unrealized    carrying
In millions                         Cost           gains         losses       value
--------------------------------------------------------------------------------------
September 30, 1996                  $199          $271            --          $470
--------------------------------------------------------------------------------------

Nonmarketable Securities:

Nonmarketable equity investment securities, carried at a cost of $709 million, had an estimated fair value of $821 million at September 30, 1996.

5. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets and liabilities at September 30, 1996, and the average balance for the three-month and nine-month periods ended September 30, 1996.

                                           Carrying            Average
                                              value            balance
                                     -------------------------------------------
                                     September 30,  Third quarter    Nine months
In millions                                   1996           1996           1996
--------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
 U.S. Treasury                             $ 9,300        $ 9,023        $ 9,405
 U.S. government agency                      5,022          3,139          2,994
 Foreign government                         23,928         21,755         19,413
 Corporate debt and equity                  15,464         14,227         13,890
 Other securities                            4,006          5,725          6,254
 Interest rate and currency swaps           10,399          9,420         10,330
 Foreign exchange contracts                  2,336          2,503          2,902
 Interest rate futures and forwards            341            280            322
 Commodity and equity contracts              3,706          3,677          2,848
 Purchased option contracts                  6,282          5,641          5,430
--------------------------------------------------------------------------------
Total trading account assets                80,784         75,390         73,788
--------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES
 U.S. Treasury                               6,245          9,643          8,672
 Foreign government                          9,571          9,399          9,130
 Corporate debt and equity                   3,642          3,975          4,462
 Other securities                              894          2,614          2,644
 Interest rate and currency swaps           10,429          9,331          9,517
 Foreign exchange contracts                  3,941          5,464          4,483
 Interest rate futures and forwards            616            540            540
 Commodity and equity contracts              3,557          3,547          3,205
 Written option contracts                    6,706          5,495          5,560
--------------------------------------------------------------------------------
Total trading account liabilities           45,601         50,008         48,213
--------------------------------------------------------------------------------

6. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

Derivatives
Derivatives may be used either for trading or asset and liability management purposes. Accordingly, the notional amounts presented in the table below have been identified as relating to either trading or asset and liability management activities based on management's intent and ongoing usage. A summary of the credit exposure, which is represented by the positive market value associated with derivatives, after considering the benefit of approximately $29.0 billion and $27.7 billion of master netting agreements in effect at September 30, 1996 and December 31, 1995, respectively, is also presented.

                                                    Notional amounts                Credit exposure
                                              -----------------------------------------------------------
                                              SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30     DECEMBER 31
In billions                                           1996           1995            1996            1995
---------------------------------------------------------------------------------------------------------
Interest rate and currency swaps
  Trading                                        $1,737.5        $1,233.3
  Asset and liability management(a)(b)(c)           267.9           282.3
---------------------------------------------------------------------------------------------------------
Total interest rate and currency swaps            2,005.4         1,515.6        $   10.4        $   12.4
---------------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and
  futures contracts
  Trading                                           584.8           443.7
  Asset and liability management(a)(b)               37.8            18.1
---------------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward,
  and futures contracts                             622.6           461.8             2.3             3.3
---------------------------------------------------------------------------------------------------------
Interest rate futures, forward rate
agreements, and debt securities forwards
  Trading                                           485.2           412.7
  Asset and liability management                     17.8             2.7
---------------------------------------------------------------------------------------------------------
  Total interest rate futures, forward
  rate agreements, and debt securities
  forwards                                          503.0           415.4             0.3             0.5
---------------------------------------------------------------------------------------------------------
Commodity and equity swaps, forward, and
futures contracts, all trading                       89.7            65.1             3.7             1.4
---------------------------------------------------------------------------------------------------------
Purchased options(d)
  Trading                                           551.1           462.2
  Asset and liability management(a)                   2.1             2.6
---------------------------------------------------------------------------------------------------------
Total purchased options                             553.2           464.8             6.3             5.2
---------------------------------------------------------------------------------------------------------
Written options, all trading(e)                     740.8           524.0              --              --
---------------------------------------------------------------------------------------------------------
Total credit exposure recorded as
  assets on the balance sheet                                                        23.0            22.8
---------------------------------------------------------------------------------------------------------

(a) The majority of J.P. Morgan's asset and liability management derivatives are transacted with independently managed J.P. Morgan derivatives dealers that function as intermediaries for credit and administrative purposes.

(b) The notional amounts of asset and liability management derivatives contracts conducted in the foreign exchange markets, primarily forward contracts, amounted to $41.6 billion at September 30, 1996, and were primarily denominated in the following currencies: Italian lire $8.1 billion, French franc $7.1 billion, deutsche mark $5.8 billion, Swiss franc $2.4 billion, Japanese yen $2.4 billion, European currency unit $2.3 billion, Belgian franc $1.7 billion, Spanish peseta $1.6 billion, Netherlands guilder $1.3 billion, Australian dollar $1.3 billion, Swedish krona $1.2 billion, and British pound $1.2 billion.

(c) The notional amount of risk-adjusting swaps was $236.2 billion at September 30, 1996.

(d) At September 30, 1996, purchased options used for trading purposes included $432.8 billion of interest rate options, $88.5 billion of foreign exchange options, and $29.8 billion of commodity and equity options. Only interest rate options are used for asset and liability management purposes. Purchased options executed on an exchange amounted to $114.8 billion and those negotiated over-the-counter amounted to $438.4 billion at September 30, 1996.

(e) At September 30, 1996, written options used for trading purposes included $607.2 billion of interest rate options, $99.3 billion of foreign exchange options, and $34.3 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $268.3 billion and those negotiated over-the-counter amounted to $472.5 billion at September 30, 1996.

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

     Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $72 million at September 30, 1996. Gross unrealized gains and gross unrealized losses associated with open derivative contracts used for these purposes at September 30, 1996, are presented below. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt, deposits, and debt investment securities, principally mortgage-backed securities. See Note 7 to the financial statements, Fair value of financial instruments.

                                           Gross          Gross             Net
                                      unrealized     unrealized      unrealized
In millions                                gains        (losses)  gains (losses)
--------------------------------------------------------------------------------
Long-term debt                             $ 181          ($102)          $  79
Debt investment securities                    61           (113)            (52)
Deposits                                      49            (19)             30
Other financial instruments                   39            (24)             15
--------------------------------------------------------------------------------
Total                                        330           (258)             72
--------------------------------------------------------------------------------

Net unrealized gains associated with risk-adjusting swaps and their related hedges that are entered into to meet longer-term asset and liability management objectives approximated $0.2 billion at September 30, 1996. The net amount is composed of $2.6 billion of gross unrealized gains and $2.4 billion of gross unrealized losses. The unrealized gains and losses related to the derivative contracts used to hedge these risk-adjusting swaps, included above, were not material at September 30, 1996. There were no material terminations of risk-adjusting swaps during the three months and nine months ended September 30, 1996.

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

     A summary of the contractual amount of credit-related financial instruments at September 30, 1996, is presented in the following table.

                                                                    September 30
In billions                                                                 1996
--------------------------------------------------------------------------------
Commitments to extend credit                                               $62.3
Standby letters of credit and guarantees                                    14.1
--------------------------------------------------------------------------------

Other
Consistent with industry practice, amounts receivable and payable for securities that have not reached the contractual settlement dates are recorded net on the consolidated balance sheet. Amounts receivable for securities sold of $35.8 billion were netted against amounts payable for securities purchased of $35.2 billion to arrive at a net trade date receivable of $0.6 billion, which was classified as Other assets on the consolidated balance sheet at September 30, 1996.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, J.P. Morgan estimates that the aggregate net fair value of all balance sheet and off-balance-sheet financial instruments exceeded associated net carrying values at September 30, 1996 and December 31,1995, by approximately $1.4 billion before considering income taxes. Such amounts were primarily attributable to net appreciation on net loans and risk-adjusting swaps of $1.2 billion and $0.2 billion, respectively, at September 30, 1996 and $1.2 billion and $0.4 billion, respectively, at December 31, 1995.

8. IMPAIRED LOANS AND ALLOWANCE FOR CREDIT LOSSES

Total impaired loans, net of charge-offs, at September 30, 1996, are presented in the following table. At September 30, 1996, more than half of the impaired loan balance is measured based upon the present value of expected future cash flows discounted at an individual loan's effective interest rate, and the remainder is based on the fair value of the collateral.

                                                                    September 30
In millions                                                                 1996
--------------------------------------------------------------------------------
Impaired loans:
  Commercial and industrial                                                  125
  Other                                                                       34
--------------------------------------------------------------------------------
                                                                             159
Restructuring countries                                                        2
--------------------------------------------------------------------------------
Total impaired loans                                                         161 (a)
--------------------------------------------------------------------------------
Other nonperforming assets                                                    --
--------------------------------------------------------------------------------
Total nonperforming assets                                                   161
--------------------------------------------------------------------------------

         An analysis of the effect of impaired loans, net of charge-offs, on interest revenue for the three months and nine months ended September 30, 1996 and 1995, is presented in the following table.

                                                                    Third quarter             Nine months
In millions                                                       1996        1995         1996         1995
------------------------------------------------------------------------------------------------------------
Interest revenue that would have been recorded if accruing        $  2        $  5         $  9         $ 14
Less interest revenue recorded                                       3           4            4           23
------------------------------------------------------------------------------------------------------------
(Negative)/ positive impact of impaired loans on interest
revenue                                                              1          (1)          (5)           9
------------------------------------------------------------------------------------------------------------

An analysis of the allowance for credit losses at September 30, 1996, is presented in the following table.

                                                 Third quarter      Nine months
In millions                                               1996             1996
-------------------------------------------------------------------------------
Beginning of period balance                            $ 1,125          $ 1,130
-------------------------------------------------------------------------------
Recoveries                                                   4               18
Charge-offs:
    Commercial and industrial                              (12)             (28)
    Other                                                   (4)              (7)
-------------------------------------------------------------------------------
Net charge-offs                                            (12)             (17)
-------------------------------------------------------------------------------
Balance, September 30, 1996 (b)(c)                       1,113            1,113
-------------------------------------------------------------------------------

(a) As of September 30, 1996, no reserve is required under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, for the $161 million recorded investment in impaired loans. Charge-offs and interest applied to principal have reduced the recorded investment values to amounts that are less than the SFAS No. 114 calculated values. For the three months and nine months ended September 30, 1996, the average recorded investment in impaired loans was $140.7 million and $139.6 million, respectively.

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

(c) At September 30, 1996, the allocation of the allowance for credit losses was as follows: Specific allocation-borrowers in the U.S. $116 million, Specific allocation-borrowers outside the U.S. $73 million, Allocation to general risk $924 million.

9. INVESTMENT BANKING AND OTHER REVENUE

In the third quarter of 1996 and 1995, investment banking revenue of $233 million and $195 million includes $83 million and $71 million, respectively, of underwriting revenue. For the nine months ended September 30, 1996 and 1995, underwriting revenue was $259 million and $134 million, respectively.

     Other revenue of $69 million in the 1996 third quarter includes $56 million of net equity investment securities gains. Other revenue of $145 million in the 1995 third quarter includes $91 million of net equity investment securities gains and $35 million of revenue associated with hedging anticipated foreign currency revenues and expenses. For the nine months ended September 30, 1996 and 1995, Other revenue of $328 million and $461 million, respectively, primarily includes net equity investment securities gains of $238 million and $386 million, respectively.

10. OPERATING EXPENSES

In July 1996, JP Morgan entered into an agreement with a consortium of firms to form a strategic alliance to manage parts of the firm's global technology infrastructure (the "Alliance"). The formation of the Alliance resulted in a technology-related special charge incurred in the third quarter of $71 million, which is reflected in technology and communication expenses. The charge related primarily to payments for training and other personnel costs incurred and to the sale at a loss of certain technology equipment to the Alliance.

11. INCOME TAXES

Income tax expense in the 1996 third quarter reflects a 33% effective tax rate, compared to a 32% effective tax rate in the 1995 third quarter. For the nine months ended September 30, 1996, the effective tax rate remained unchanged at 33% from the comparable 1995 period. Income tax expense (benefit) related to net investment securities gains (losses) was approximately $5 million and ($11) million for the three months and nine months ended September 30, 1996, respectively. Income tax expense (benefit) related to net investment securities gains (losses) was approximately ($9) million and $8 million for the three months and nine months ended September 30, 1995, respectively. The applicable tax rate used to compute the income tax expense (benefit) related to net investment securities gains (losses) was approximately 41% for the three months and nine months ended September 30, 1996 and 1995.

     The valuation allowance to reduce deferred tax assets to the amount expected to be realized totaled approximately $125 million at September 30, 1996, compared with $140 million at December 31, 1995. The valuation allowance is primarily related to the ability to recognize tax benefits associated with foreign operations.

12. COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets carried at approximately $64.1 billion in the consolidated balance sheet at September 30, 1996, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

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

     For the primary earnings per share calculation, the weighted-average number of common and common equivalent shares outstanding includes the average number of shares of common stock outstanding, the average number of shares issuable upon conversion of convertible debentures, and the average number of shares issuable under employee benefit plans, that have a dilutive effect.

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

                                                       Third quarter                           Nine months
Dollars in millions                                1996                1995                1996                1995
-------------------------------------------------------------------------------------------------------------------
Adjusted net income                        $        267        $        356        $      1,130        $        915
Primary earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period             201,755,770         199,300,749         202,029,375         198,179,495
Fully diluted earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period             201,968,519         200,069,670         202,792,562         200,232,610
-------------------------------------------------------------------------------------------------------------------

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan & Co. Incorporated reported net income of $276 million in the third quarter of 1996, 23% lower than in the third quarter of 1995. Earnings per share for the quarter were $1.32 compared with $1.78 a year ago. The 1996 third quarter earnings reflected a special charge of $71 million ($42 million after tax, or $0.21 per share),related to the previously announced formation of a strategic alliance to manage parts of the firm's global technology infrastructure. Excluding the charge, net income totaled $318 million in the third quarter of 1996, 12% lower than in the third quarter of 1995. Net income for the first nine months of 1996, including the third quarter special charge, totaled $1.155 billion, up 24% from $930 million a year earlier. Earnings per share in the first nine months were $5.60 compared with $4.62 a year ago. Nine-month earnings in 1995 included a first quarter charge of $55 million ($33 million after tax, or $0.17 per share), related primarily to severance.

THIRD QUARTER RESULTS AT A GLANCE

In millions of dollars,                     Third quarter              Second
except per share data                                                  quarter
                                        1996            1995            1996
--------------------------------------------------------------------------------
Revenues                                $ 1,549         $ 1,549         $ 1,761
Operating expenses                       (1,137)         (1,022)         (1,104)
Income taxes                               (136)           (167)           (217)
--------------------------------------------------------------------------------
Net income                              $   276         $   360         $   440
Net income per share                    $  1.32         $  1.78         $  2.14
--------------------------------------------------------------------------------
Dividends declared per share            $  0.81         $  0.75         $  0.81

REVENUES equaled the level in the third quarter of 1995:

     - Trading revenue rose 28% to $510 million due to higher results in fixed income and foreign exchange. Combined trading and related net interest revenue was up 35% to $575 million.

     -   Investment banking revenue was up 19% to $233 million.

     - Investment management fees grew 9%. Credit-related fees were flat, and operational service fees were lower as a result of the sale of the firm's custody business in late 1995.

     -   Net interest revenue declined 16% to $425 million.

     - Other revenue decreased 52% to $69 million due to lower net equity investment securities gains.

OPERATING EXPENSES, excluding the special charge, rose 4% from a year ago.

IN OTHER DEVELOPMENTS, Morgan announced in August an agreement to sell its institutional U.S. cash-processing business. The sale is expected to close in the fourth quarter, subject to regulatory approvals, and is not expected to have any material effect on Morgan's ongoing financial results.

Morgan completed the agreement to form the Pinnacle Alliance in July. The firm expects to achieve aggregate savings of approximately 15% on projected technology costs over the seven-year life of the Alliance agreement after the special charge.

BUSINESS SECTOR RESULTS

The firm reports financial results for five business sectors. Three are oriented toward client services: Finance and Advisory, Sales and Trading, and Asset Management and Servicing. The Equity Investments sector comprises management of the firm's own portfolio of equity securities. The Asset and Liability Management sector covers the management of the firm's overall interest rate exposure. These five sectors generally reflect the way we operate but do not correspond exactly with the firm's organizational structure. Presented below are the summary results for each sector for the three months and nine months ended September 30, 1996 and 1995.

                                                  Asset                       Asset
                                                  Manage-                     and
                      Finance       Sales         ment          Equity        Liability     Cor-
                      and           and           and           Invest-       Manage-       porate         Consol-
In millions           Advisory      Trading       Servicing     ments         ment          Items          idated
-----------------------------------------------------------------------------------------------------------------
Third quarter
1996
Total revenue         $  425        $  558        $  336        $   88        $  176        $  (34)        $1,549
Total expenses           354           332           282             7            28           134          1,137
-----------------------------------------------------------------------------------------------------------------
Pretax income             71           226            54            81           148          (168)           412
-----------------------------------------------------------------------------------------------------------------
Third quarter
1995
Total revenue            453           431           314           102           244             5          1,549
Total expenses           312           312           234             6            27           131          1,022
-----------------------------------------------------------------------------------------------------------------
Pretax income            141           119            80            96           217          (126)           527
-----------------------------------------------------------------------------------------------------------------
Nine months
1996
Total revenue          1,383         1,962         1,040           333           463          (131)         5,050
Total expenses         1,056         1,022           827            23            90           308          3,326
-----------------------------------------------------------------------------------------------------------------
Pretax income            327           940           213           310           373          (439)         1,724
-----------------------------------------------------------------------------------------------------------------
Nine months
1995
Total revenue          1,140         1,160           941           426           774           (55)         4,386
Total expenses           877           896           677            18            75           465          3,008
-----------------------------------------------------------------------------------------------------------------
Pretax income            263           264           264           408           699          (520)         1,378
-----------------------------------------------------------------------------------------------------------------

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

(2) In the three months ended September 30, 1996 and 1995, $136 million and $167 million, respectively, related to income taxes were not allocated to the business sectors. In the nine months ended September 30, 1996 and 1995, $569 million and $448 million, respectively, related to income taxes were not allocated to the business sectors.

FINANCE AND ADVISORY

The Finance and Advisory sector recorded pretax income of $71 million in the third quarter of 1996 compared with $141 million a year ago. Total revenue in the 1996 third quarter decreased 6% to $425 million in the third quarter of 1995 reflecting a decline in equities trading revenue. The decline was partially offset by an increase in investment banking revenue principally due to higher levels of advisory, syndication, and underwriting activities.

         Expenses in the third quarter of 1996 were $354 million compared with $312 million in the third quarter of 1995, an increase of 13%, primarily due to higher employee compensation and benefits expenses.

         Revenues for the nine month period increased 21% to $1,383 million from the corresponding prior period. Expenses for the same period increased 20% to $1,056 million from the nine months ended September 30, 1995.

         For the third quarter of 1996, J.P. Morgan ranked as the fourth largest underwriter of U.S. debt and equity issues, according to Securities Data Co. In advisory activities, Securities Data Co. ranked J.P. Morgan sixth in completed mergers and acquisitions worldwide and fourth in pending transactions in the first nine months of 1996. As an arranger of bank credit facilities, J.P. Morgan ranked second globally, according to Loan Pricing Corp., for the first nine months of 1996.

SALES AND TRADING

The Sales and Trading sector recorded pretax income of $226 million in the third quarter of 1996 compared with $119 million in the third quarter of 1995. Total revenue in the third quarter of 1996 increased 29% to $558 million in the third quarter of 1995 due primarily to higher results in fixed income markets driven by continued strong client demand for swaps and for government and corporate securities.

         Total expenses of $332 million increased 6% from the third quarter of 1995 primarily due to higher employee compensation and benefits expense.

         Total revenue of $1,962 million for the nine months ended September 30, 1996, increased 69% from 1995. Total expenses increased 14% to $1,022 million when compared to the same period last year.

ASSET MANAGEMENT AND SERVICING

The Asset Management and Servicing sector recorded pretax income of $54 million in the third quarter of 1996 compared with $80 million in the year-earlier period. Total revenue increased 7% to $336 million in the third quarter of 1996 compared with the third quarter of 1995. This increase was primarily driven by an increase in revenue from asset management, reflecting an increase in assets under management, primarily from net new business. Assets under management at September 30, 1996 were $197 billion.

         Expenses associated with Asset Management and Servicing were $282 million in the third quarter of 1996 compared with $234 million in the third quarter of 1995. The 21% increase in expenses primarily relates to higher employee compensation and benefits, in part due to higher staff levels.

         Revenues of $1,040 million for the nine month period ended September 30, 1996, increased 11% from 1995. Expenses of $827 million for the nine month period ended September 30, 1996, increased 22% from 1995.

         In strategic dispositions, J.P. Morgan sold its custody business and discontinued certain of its cash services during 1995 and, as previously mentioned, has agreed to sell its U.S. institutional cash processing business. Revenues and expenses for 1996 and 1995 associated with these businesses are included in the Corporate Items section.

         These actions do not affect the cash management and processing services Morgan offers for private clients or the firm's role as operator of the Euroclear System, the world's largest clearance and settlement system for internationally traded securities.

EQUITY INVESTMENTS

Equity Investments recorded pretax income of $81 million in the third quarter of 1996 compared with $96 million in the third quarter of 1995. Total revenue was $88 million in the third quarter of 1996 compared with $102 million in the third quarter of 1995. The 1996 third quarter reflected net equity investment securities gains of $56 million versus $91 million in the year-earlier quarter. Total revenue for the nine month period was $333 million compared with $426 million in 1995. Net unrealized appreciation on the combined portfolio of marketable and nonmarketable equity investment securities was $383 million at September 30, 1996, compared with $490 million at June 30, 1996.

         The results of the Equity Investment portfolio are also evaluated on an economic basis using total return, which combines revenue and the change in net unrealized appreciation. Total return for the third quarter of 1996 was ($19) million compared with $65 million in the third quarter of 1995. Total return for the nine months ended September 30, 1996, was $191 million compared with $270 million for the nine months ended September 30, 1995. As our investment strategy covers a longer-term horizon, total return viewed over shorter periods will reflect the impact of short-term market movements, including industry specific events.

ASSET AND LIABILITY MANAGEMENT

Asset and Liability Management recorded pretax income of $148 million in the third quarter of 1996 compared with $217 million in the same period a year ago. Total revenue, which primarily includes net interest revenue and net investment securities gains (losses), was $176 million and $244 million for the third quarter of 1996 and 1995, respectively. The decline in total revenue, primarily due to the decrease in net interest revenue as a result of the maturity of higher-yielding instruments, was partially offset by net investment securities gains in the third quarter of 1996. Net investment securities gains in the third quarter of 1996 were $11 million compared with net losses of $22 million in the third quarter of 1995. Net unrealized appreciation on asset and liability management financial instruments, which included appreciation associated with risk-adjusting swaps and debt investment securities, was $279 million at September 30, 1996 and $317 million at June 30, 1996.

         Total revenue was $463 million for the nine months ended September 30, 1996 compared with $774 million for the year-earlier period.

         As our objective in Asset and Liability Management is to create longer-term value through the management of interest rate risk related to J.P. Morgan's nontrading assets, liabilities, and off-balance-sheet activities, the performance of the Asset and Liability Management sector, similar to that of the Equity Investments sector, is evaluated on an economic basis using total return. Total return, which combines reported revenue and the change in net unrealized appreciation, decreased to $138 million in the third quarter of 1996 from $187 million in the third quarter of 1995. Total return for the nine month period ended September 30, 1996 was $189 million compared with $346 million for the nine months ended September 30, 1995.

CORPORATE ITEMS

Corporate Items includes revenues and expenses that have not been allocated to the five business sectors, intercompany eliminations, and the taxable equivalent adjustment, which is calculated to gross-up tax exempt interest to a taxable basis.

         Corporate Items for the third quarter and nine months of 1996 and 1995 also included the revenues and expenses of the custody and cash processing businesses. As mentioned in the discussion of Asset Management and Servicing, these businesses have been sold or discontinued during 1995 or are expected to be sold by year end. Corporate Items for the third quarter and the nine months of 1996 also included the previously announced special charge of $71 million related to the formation of the Pinnacle Alliance; and the taxable equivalent adjustment of $20 million and $27 million for the third quarter of 1996 and 1995 respectively. Corporate Items for the nine months of 1996 consisted primarily of intercompany eliminations, the taxable equivalent adjustment of $64 million, and other items not allocated to a sector.

RISK MANAGEMENT

The following presents the market risk profiles related to our trading activities and asset and liability management activities for the three months and twelve months ended September 30, 1996.

Trading activities
J.P. Morgan employs a value at risk methodology to estimate the potential losses that could arise from adverse changes in market conditions within a 95% confidence interval, referred to as "Daily Earnings at Risk" (DEaR). The DEaR estimate for our combined trading activities for the third quarter of 1996 averaged approximately $19 million and ranged from $13 million to $25 million. The DEaR estimate for our combined trading activities for the second quarter of 1996 averaged approximately $22 million and ranged from $17 million to $26 million.

         For the twelve months ended September 30, 1996, the DEaR estimate for our combined trading activities averaged approximately $21 million and ranged from approximately $13 million to $28 million. Daily combined trading-related revenue averaged $11.6 million during the twelve-month period ended September 30, 1996. Consistent with statistical expectations, daily revenue fell short of expected results by amounts greater than related DEaR estimates within 5% of the trading days during the twelve months ended September 30, 1996.

Asset and liability management activities
During the twelve months ended September 30, 1996, value at risk measured over a weekly horizon averaged approximately $44 million and ranged from $21 million to $82 million. These amounts approximate average DEaR of $20 million and a range of $10 million to $37 million. Weekly total return related to asset and liability management activities fell short of expected weekly results by amounts greater than related weekly value at risk estimates within 5% of the time.

FINANCIAL STATEMENT ANALYSIS

REVENUES

Revenues totaled $1.549 billion in the third quarter of 1996, equal to the level of the year earlier quarter. Revenues in the third quarter trailed the levels in the first two quarters of 1996 primarily because of lower trading results and lower net equity investment securities gains. For the first nine months of 1996, revenues were up 15% to $5.050 billion from the corresponding 1995 period.

         Net interest revenue, the aggregate of interest revenue and expense generated by the firm's asset and liability management, credit-related, and trading activities, declined 16% to $425 million from the third quarter of 1995. The principal factor in the decline was the maturing of higher yielding asset and liability management instruments. For the first nine months of 1996, net interest revenue decreased 20% to $1,218 million from the corresponding 1995 period.

         The following table provides J.P. Morgan's interest-rate-sensitivity gap at September 30, 1996, including the asset and liability interest-rate-sensitivity gap and the effect of derivatives on the gap. The resulting interest-rate-sensitivity gap is presented by U.S. dollar and non-U.S. dollar currency components and reflects J.P. Morgan's market outlook at September 30, 1996. Significant variances in interest rate sensitivity may exist at other dates not presented in the table. Amounts in parentheses reflect liability sensitive positions.

By repricing or maturity dates

------------------------------------------------------------------------------------------------
                                                                          After
                                                          After           one
                                                          six             year
                                          Within          months          but             After
                                          six             but within      within          five
In millions                               months          one year        five            years
------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1996
Asset and liability interest-
  rate-sensitivity gap                      (410)         (4,155)          2,795          10,661
Derivatives affecting interest
  rate sensitivity                         1,842           1,317          (5,885)          2,726
------------------------------------------------------------------------------------------------
Interest-rate-sensitivity gap (a)          1,432          (2,838)         (3,090)         13,387
------------------------------------------------------------------------------------------------
(a) Components of interest-rate-
    sensitivity gap:
      U.S. dollar                         12,911          (2,767)         (7,450)         12,935
      Non-U.S. dollar*                   (11,479)            (71)          4,360             452
------------------------------------------------------------------------------------------------
      Total                                1,432          (2,838)         (3,090)         13,387
------------------------------------------------------------------------------------------------

* Primarily Japanese yen, deutsche mark, French franc, Italian lira and British pound positions.

Trading revenue rose 28% to $510 million in the third quarter from $399 million a year earlier. Trading revenue for the first nine months of 1996 totaled $1.965 billion, up from $1.007 billion in the corresponding 1995 period. Year-to-date trading revenues in both developed and emerging markets were strong and diversified across the firm's products.

Reported trading revenue does not include net interest revenue associated with trading activities, which was $65 million in the third quarter of 1996 and $26 million a year ago.

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

                            Fixed                        Foreign       Commod-        Proprietary
In millions                 Income        Equities       Exchange      ities          Unit           Total
-----------------------------------------------------------------------------------------------------------
Third Quarter 1996
Trading revenue             $  403        $   43         $   59        ($  15)        $   20         $  510
Net interest revenue            45            (4)             5             4             15             65
-----------------------------------------------------------------------------------------------------------
Combined total                 448            39             64           (11)            35            575
-----------------------------------------------------------------------------------------------------------
Third Quarter 1995
Trading revenue                267            75             26             6             25            399
Net interest revenue            41           (23)             3            --              5             26
-----------------------------------------------------------------------------------------------------------
Combined total                 308            52             29             6             30            425
-----------------------------------------------------------------------------------------------------------
Second Quarter 1996
Trading revenue                331           124            109             5            128            697
Net interest revenue            54            (9)             5            (5)            (3)            42
-----------------------------------------------------------------------------------------------------------
Combined total                 385           115            114            --            125            739
-----------------------------------------------------------------------------------------------------------
Nine Months 1996
Trading revenue              1,267           261            236            24            177          1,965
Net interest revenue           168           (56)            15            (3)            13            137
-----------------------------------------------------------------------------------------------------------
Combined total               1,435           205            251            21            190          2,102
-----------------------------------------------------------------------------------------------------------
Nine Months 1995
Trading revenue                420           213            190            37            147          1,007
Net interest revenue           163           (80)            10             2             20            115
-----------------------------------------------------------------------------------------------------------
Combined total                 583           133            200            39            167          1,122

Combined trading and related net interest revenue rose to $575 million in the third quarter from $425 million a year earlier. Combined revenue from fixed income rose to $448 million in the third quarter from $308 million in the year-earlier quarter, driven by continued strong client demand for swaps and for government and corporate securities. Combined revenue from equities was $39 million compared with $52 million a year earlier. Foreign exchange combined revenue increased to $64 million from $29 million in the third quarter of 1995, largely in emerging markets. Combined revenue for the first nine months of 1996 was $2,102, compared with $1,122 in the same 1995 period.

Investment banking revenue increased 19% to $233 million in the third quarter. Underwriting revenue grew to $83 million from $71 million a year ago. Advisory and syndication fees in the third quarter rose to $150 million from $124 million a year earlier. Investment banking revenue for the first nine months of 1996 was $644 million, compared with $426 million for the first nine months of 1995. Underwriting revenue for the first nine months of 1996 was $259 million, versus $134 million in the comparable 1995 period.

      Credit-related fees of $39 million in the third quarter were flat compared with the third quarter of 1995. Excluding revenues from the custody business, which was sold in 1995, and from the discontinued cash-processing businesses, credit related fees rose 13% from a year earlier. In the first nine months of this year, credit-related fees excluding revenues from the custody and cash-processing businesses, rose 7% from the same period of 1995.

      Investment management fees advanced 9% to $164 million from a year ago, as assets under management rose, primarily from net new business. Investment management fees for the first nine months of 1996 were $493 million, versus $418 million in the same 1995 period. Assets under management at September 30, 1996, were $197 billion.

         Operational service fees in the third quarter totaled $98 million, 28% lower than in the third quarter of 1995. Excluding revenues associated with the custody and cash-processing businesses, operational service fees were unchanged. For the first nine months of 1996, operational service fees excluding revenues from the custody and cash-processing businesses, increased 6% from the corresponding 1995 period.

         Net investment securities gains were $11 million in the third quarter, compared with net losses of $22 million in the third quarter of 1995. For the nine-month period, net investment securities losses were $28 million, versus net gains of $20 million in the first nine months of 1995.

         Other revenue was $69 million in the third quarter, compared with $145 million a year earlier. The 1996 third quarter reflected net equity investment securities gains of $56 million, compared with $91 million in the year-earlier quarter. For the first nine months of 1996, other revenue was $328 million, versus $461 million in the comparable 1995 period. Net equity investment securities gains in the first nine months were $238 million, compared with $386 million for the first nine months of 1995.

OPERATING EXPENSES

Operating expenses were $1.137 billion in the third quarter, compared with $1.022 billion in the third quarter of 1995. Excluding the technology-related special charge and expenses associated with the custody and cash-processing businesses, 1996 third quarter operating expenses grew 10% from a year earlier. Employee compensation and benefits rose primarily due to higher incentive compensation accruals, reflecting the increasing proportion of revenue from our client-based businesses and more competitive market conditions. Other expenses increased due to higher levels of business activity.

         The firm incurred a $71 million special charge in the third quarter, which is reflected in technology & communications expenses, in conjunction with the formation of the Pinnacle Alliance. Approximately 700 employees in areas covered by the agreement were transferred to Alliance firms. Costs associated with the transferred employees, previously reflected in employee compensation & benefits, are now reflected in payments to the Alliance and included in technology & communications expenses.

         At September 30, 1996, staff totaled 15,188 employees compared with 16,394 employees at September 30, 1995.

         Operating expenses in the first nine months of 1996 increased 11% to $3.326 billion. Excluding the 1995 first quarter charge related primarily to severance, the 1996 technology-related special charge and expenses associated with the custody and cash-processing businesses, operating expenses rose 16%.

         Income tax expense of $136 million in the third quarter was based on an effective tax rate of 33% versus 32% in the third quarter of 1995. For the nine months ended September 30, 1996 and 1995, the effective tax rate was 33%.

ASSETS

Total assets were $212 billion at September 30, 1996, compared with $199 billion at June 30, 1996. Nonperforming assets increased by $27 million to $161 million during the third quarter as repayments and charge-offs were more than offset by assets newly classified as nonperforming. No provision for credit losses was deemed necessary in the 1996 third quarter. The allowance for credit losses was $1.113 billion at September 30, 1996.

FOREIGN-COUNTRY-RELATED OUTSTANDINGS

Foreign-country-related outstandings represent outstandings to foreign borrowers that are denominated in U.S. dollars or currencies other than the borrower's local currency or, in the case of a guarantee, other than the guarantor's local currency. Countries in which J.P. Morgan's outstandings exceeded 1.0% of total assets at September 30, 1996, are listed in the following table. Outstandings include loans, interest-earning deposits with banks, investment securities, customers' acceptance liability, securities purchased under agreements to resell, trading account securities, accrued interest, and other monetary assets. Outstandings generally are distributed according to the location of the borrower. In the case of guaranteed outstandings or when tangible, liquid collateral is held and realizable outside the obligor's country, distribution is generally made according to the location of the guarantor or the location where the collateral is held and realizable.

      In millions                                      Cross-border outstandings
--------------------------------------------------------------------------------
      United Kingdom                                                      $4,404
      France                                                               4,924
      Switzerland                                                          3,082
--------------------------------------------------------------------------------

CAPITAL

                                            September 30         June 30     December 31    September 30
Dollars in billions                                 1996            1996            1995            1995
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                       $  11.1         $  11.0         $  10.5         $  10.1

Annualized rate of return on
  average common stockholders'
  equity (a) (b)                                    10.3%           17.1%           14.7%           14.9%
As percent of period-end total
  assets:
  Common equity                                      4.9             5.2             5.4             5.4
  Total equity                                       5.2             5.5             5.7             5.7

Book value per common share (c)                  $ 52.62         $ 52.40         $ 50.71         $ 49.36

Risk-based capital:
Tier 1 risk-based capital                        $   9.9         $   9.8         $   9.0         $   8.8
Total risk-based capital                            14.2            14.1            13.4            13.0
Risk adjusted assets                               122.1           120.3           103.1           103.8

Capital ratios:
J.P. Morgan
Tier 1 ratio                                         8.1%            8.2%            8.8%            8.5%
Total ratio                                         11.7            11.7            13.0            12.5
Leverage ratio                                       6.2             6.3             6.1             6.3

Morgan Guaranty Trust Company of New York
Tier 1 ratio                                         7.7%            7.7%            8.5%            8.2%
Total ratio                                         10.5            10.7            11.0            10.6
Leverage ratio                                       5.9             5.7             5.5             5.7
--------------------------------------------------------------------------------------------------------

(a) Represents the annualized rate of return on average common stockholders' equity for the three months ended September 30, 1996, June 30, 1996, December 31, 1995, and September 30, 1995. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 10.6%, 17.8%, 15.5%, and 15.6% for the three months ended September 30, 1996, June 30, 1996, December 31, 1995, and September 30, 1995, respectively.

(b) The annualized rate of return on average common stockholders' equity for the nine months ended September 30, 1996 and 1995 was 14.8% and 13.2%, respectively. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 15.5% and 13.8% for the nine months ended September 30, 1996 and 1995, respectively.

(c) Excluding the impact of SFAS No. 115, the book value per common share would have been $51.01, $50.54, $47.83, and $46.82 for the three months ended September 30, 1996, June 30, 1996, December 31, 1995, and September 30, 1995, respectively.

J.P. Morgan's risk-based capital and leverage ratios remain well above the minimum standards set by the Federal Reserve Board. In accordance with the Federal Reserve Board guidelines, the risk-based capital and leverage ratios exclude the equity, assets and off-balance-sheet exposures of J.P. Morgan Securities, Inc. and the effect of SFAS No. 115.

At September 30, 1996, stockholders' equity included approximately $317 million of net unrealized appreciation on debt investment and marketable equity investment securities, net the related deferred tax liability of $178 million. Net unrealized appreciation was $367 million at June 30, 1996. The net unrealized appreciation on debt investment securities was $224 million and $226 million at September 30, 1996 and June 30, 1996, respectively. The net unrealized appreciation on marketable equity investment securities was $271 million and $343 million at September 30, 1996 and June 30, 1996, respectively.

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------


Dollars in millions,                                                       Three months ended
interest and average rates                 ---------------------------------------------------------------------------------------
on a taxable-equivalent basis              September 30, 1996                              September 30, 1995
                                           ---------------------------------------------------------------------------------------
                                           Average                              Average    Average                          Average
                                           balance         Interest             rate       balance        Interest             rate
                                           ---------------------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.       $   2,406       $      30            4.96%      $   1,316      $      31           9.35%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                              1,367              25            7.28           2,179             36           6.55
    U.S. state and political
      subdivision                              1,523              44           11.49           1,916             56          11.60
    Other                                     16,541             273            6.57          14,042            245           6.92
Debt investment securities in offices
  outside the U.S. (a)                         3,740              66            7.02           3,405             62           7.22
Trading account assets:
    In offices in the U.S.                    15,596             240            6.12          12,231            196           6.36
    In offices outside the U.S.               30,369             579            7.58          24,779            540           8.65
Securities purchased under agreements
  to resell and federal funds sold,
  mainly in offices in the U.S.               44,649             569            5.07          31,721            500           6.25
Securities borrowed in offices in
  the U.S.                                    26,485             338            5.08          14,350            203           5.61
Loans:
    In offices in the U.S.                     5,633             100            7.06           6,364            109           6.80
    In offices outside the U.S.               21,343             340            6.34          17,413            302           6.88
Other interest-earning assets (b):
    In offices in the U.S.                       824              29               *             739             53              *
    In offices outside the U.S.                  933              62               *           1,968            147              *
----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                171,409           2,695            6.25         132,423          2,480           7.43
Allowance for credit losses                   (1,114)                                         (1,132)
Cash and due from banks                          622                                           1,809
Other noninterest-earning assets              40,535                                          40,914
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                 211,452                                         174,014
----------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended September 30, 1996 and 1995.

(a) For the three months ended September 30, 1996 and 1995, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------

Dollars in millions,                                                    Three months ended
interest and average rates                ------------------------------------------------------------------------------
on a taxable-equivalent basis             September 30, 1996                        September 30, 1995
                                          ------------------------------------------------------------------------------
                                          Average                       Average     Average                       Average
                                          balance       Interest        rate        balance       Interest        rate
                                          ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                $  3,754      $     48          5.09%     $  2,056      $     24          4.63%
    In offices outside the U.S.             44,029           578          5.22        38,763           595          6.09
Trading account liabilities:
    In offices in the U.S.                   9,199           154          6.66         5,329            90          6.70
    In offices outside the U.S.             11,094           204          7.32        11,550           215          7.39
Securities sold under agreements to
  repurchase and federal funds
  purchased, mainly in offices in
  the U.S.                                  62,522           799          5.08        42,623           633          5.89
Commercial paper, mainly in offices
  in the U.S.                                4,489            61          5.41         2,583            40          6.14
Other interest-bearing liabilities:
    In offices in the U.S.                  13,900           196          5.61        10,193           158          6.15
    In offices outside the U.S.              2,322            53          9.08         1,702            40          9.32
Long-term debt,
    mainly in offices in the U.S.           10,866           157          5.75         9,643           151          6.18
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         162,175         2,250          5.52       124,442         1,946          6.20
Noninterest-bearing deposits:
    In offices in the U.S.                   1,981                                     3,355
    In offices outside the U.S.                437                                     1,597
Other noninterest-bearing
  liabilities                               35,838                                    34,661
------------------------------------------------------------------------------------------------------------------------
Total liabilities                          200,431                                   164,055
Stockholders' equity                        11,021                                     9,959
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                   211,452                                   174,014
Net yield on interest-earning assets                                      1.03                                      1.60
------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                        445                                       534
------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------

Dollars in millions,                                                    Nine months ended
interest and average rates                 ----------------------------------------------------------------------------------------
on a taxable-equivalent basis              September 30, 1996                              September 30, 1995
                                           ----------------------------------------------------------------------------------------
                                           Average                              Average    Average                           Average
                                           balance         Interest             rate       balance        Interest           rate
                                           ----------------------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.       $   2,006       $      81            5.39%      $   1,743      $     134          10.28%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                              1,103              62            7.51           2,228            107           6.42
    U.S. state and political
      subdivision                              1,622             140           11.53           2,043            185          12.11
    Other                                     17,632             834            6.32          12,887            690           7.16
Debt investment securities in offices
  outside the U.S. (a)                         4,093             197            6.43           4,478            233           6.96
Trading account assets:
    In offices in the U.S.                    15,748             714            6.06          12,652            640           6.76
    In offices outside the U.S.               26,745           1,545            7.72          25,425          1,710           8.99
Securities purchased under agreements
  to resell and federal funds sold,
  mainly in offices in the U.S.               43,937           1,739            5.29          30,069          1,355           6.02
Securities borrowed in offices in
  the U.S.                                    24,441             919            5.02          14,186            604           5.69
Loans:
    In offices in the U.S.                     6,441             326            6.76           6,684            355           7.10
    In offices outside the U.S.               21,162           1,000            6.31          17,345            915           7.05
Other interest-earning assets (b):
    In offices in the U.S.                     1,030              88               *           1,295            211              *
    In offices outside the U.S.                1,095             207               *           1,220            272              *
----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                167,055           7,852            6.28         132,255          7,411           7.49
Allowance for credit losses                   (1,122)                                         (1,132)
Cash and due from banks                          886                                           1,827
Other noninterest-earning assets              41,864                                          41,781
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                 208,683                                         174,731
----------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the nine months ended September 30, 1996 and 1995.

(a) For the nine months ended September 30, 1996 and 1995, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------

Dollars in millions,                                                  Nine months ended
interest and average rates                ------------------------------------------------------------------------------
on a taxable-equivalent basis             September 30, 1996                        September 30, 1995
                                          ------------------------------------------------------------------------------
                                          Average                       Average     Average                       Average
                                          balance       Interest        rate        balance       Interest        rate
                                          ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                $  2,625      $     95          4.83%     $  2,104      $     76          4.83%
    In offices outside the U.S.             45,181         1,800          5.32        41,009         1,778          5.80
Trading account liabilities:
    In offices in the U.S.                   8,351           395          6.32         6,527           339          6.94
    In offices outside the U.S.             10,802           562          6.95        11,691           727          8.31
Securities sold under agreements to
  repurchase and federal funds
  purchased, mainly in offices in
  the U.S.                                  61,381         2,384          5.19        41,836         1,833          5.86
Commercial paper, mainly in offices
  in the U.S.                                4,151           169          5.44         2,598           119          6.12
Other interest-bearing liabilities:
    In offices in the U.S.                  13,847           588          5.67         9,664           449          6.21
    In offices outside the U.S.              2,057           145          9.42         1,974            85          5.76
Long-term debt,
    mainly in offices in the U.S.            9,976           432          5.78         8,545           407          6.36
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         158,371         6,570          5.54       125,948         5,813          6.17
Noninterest-bearing deposits:
    In offices in the U.S.                   2,441                                     3,346
    In offices outside the U.S.                823                                     1,366
Other noninterest-bearing
  liabilities                               36,187                                    34,312
------------------------------------------------------------------------------------------------------------------------
Total liabilities                          197,822                                   164,972
Stockholders' equity                        10,861                                     9,759
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                   208,683                                   174,731
Net yield on interest-earning assets                                      1.03                                      1.62
------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                      1,282                                     1,598
------------------------------------------------------------------------------------------------------------------------

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

     The table below summarizes maturities and weighted-average interest rates to be received and paid on U.S. dollar and non-U.S. dollar asset and liability management interest rate swaps at September 30, 1996. The majority of asset and liability management interest rate swaps, as presented below, are risk-adjusting swaps. Also included in the table are swaps designated as hedges or used to modify the interest rate characteristics of assets and liabilities. Variable rates presented are generally based on the London Interbank Offered Rate (LIBOR) in effect on the swaps at September 30, 1996, and reset at predetermined dates. The table was prepared under the assumption that these variable interest rates remain constant. The variable interest rates to be received or paid will change to the extent that rates fluctuate. Such changes may be substantial.

         Not included in the table below are other derivatives used for asset and liability management purposes, such as currency swaps, basis swaps, foreign exchange contracts, interest rate futures, forward rate agreements, debt securities forwards, and purchased options, totaling $64.2 billion at September 30, 1996. The contractual maturities of these derivative contracts are primarily less than one year.

By expected maturities
---------------------------------------------------------------------------------------------------------------
                                        After        After two    After        After
                                        one year     years        three        four
                                        but          but          years but    but          After
                           Within       within       within       within       within       five
Dollars in billions        one year     two          three        four         five         years        Total
---------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS -
  U.S. DOLLAR
Receive fixed
  swaps
Notional amount            $ 18.6       $ 14.8       $  4.0       $  3.8       $  1.7       $ 11.5       $ 54.4
Weighted average:
   Receive rate               6.6%         6.0%         6.9%         6.8%         6.5%         6.6%         6.5%
   Pay rate                   5.4          5.6          5.6          5.6          5.6          5.6          5.5
Pay fixed swaps
Notional amount            $ 20.3       $ 18.6       $  2.9       $  8.9       $  5.3       $  9.9       $ 65.9
Weighted average:
   Receive rate               5.6%         5.6%         5.6%         5.4%         5.6%         5.6%         5.6%
   Pay rate                   6.3          5.7          6.4          6.3          5.5          7.1          6.2
INTEREST RATE SWAPS -
  NON-U.S. DOLLAR
Receive fixed
  swaps
Notional amount            $ 30.5       $ 19.0       $  8.8       $  6.2       $  3.8       $  6.8       $ 75.1
Weighted average:
   Receive rate               6.1%         5.1%         6.1%         6.5%         6.7%         7.1%         6.1%
   Pay rate                   3.5          3.4          3.3          4.0          4.3          3.5          3.5
Pay fixed swaps
Notional amount            $ 26.3       $ 14.8       $  9.3       $  6.2       $  3.3       $  6.1       $ 66.0
Weighted average:
   Receive rate               3.8%         2.8%         3.3%         3.9%         4.2%         3.4%         3.5%
   Pay rate                   6.1          5.5          5.8          6.5          7.4          7.2          6.3
---------------------------------------------------------------------------------------------------------------
Total notional amount      $ 95.7       $ 67.2       $ 25.0       $ 25.1       $ 14.1       $ 34.3       $261.4
---------------------------------------------------------------------------------------------------------------

Not included in the table above are $3.8 billion and $2.7 billion of notional amounts related to currency swaps and basis swaps, respectively.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           12.   Statement re computation of ratios

           27.   Financial data schedule

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996:

           July 11, 1996 (Items 5 and 7)
            Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month period ended June 30, 1996.

           August 13, 1996 (Items 5 and 7)
            Reported the issuance by J.P. Morgan of a press release announcing an agreement to sell its institutional cash processing business to HSBC Financial Institutions, a division of Marine Midland Bank.

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

DATE:  November 14, 1996

                                LIST OF EXHIBITS

EXHIBIT

12.              Statement re computation of ratios

27.              Financial data schedule