Form 10-K
period 1996-12-31
MORGAN J P & CO INC
filed 1997-03-24
CIK 68100

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

       Registrant's telephone number, including area code: (212) 483-2323
       ------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class                               which registered
-------------------                               ------------------------
Common Stock, $2.50 Par Value                     New York Stock Exchange

Adjustable Rate Cumulative Preferred              New York Stock Exchange
  Stock, Series A, No Par Value,
  Stated Value $100

Depositary shares representing a one-             New York Stock Exchange
  tenth interest in 6 5/8% Cumulative
  Preferred Stock, Series H, No Par
  Value, Stated Value $500

4 3/4% Convertible Debentures due 1998            New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of J.P. Morgan totaled $19,344,804,150 at February 28, 1997.

         The number of shares outstanding of J.P. Morgan's Common Stock, $2.50 Par Value, at February 28, 1997, totaled 184,236,230 shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

         J.P. Morgan's Annual report to Stockholders for the year ended December 31, 1996, is incorporated by reference in response to Part I, Items 1, 2, 3, and 4; Part II, Items 5, 6, 7, 8, and 9; and Part IV, Item 14 of Form 10-K.

         J.P. Morgan's definitive Proxy Statement dated March 24, 1997, is incorporated by reference in response to Part III, Items 10, 11, 12, and 13 of Form 10-K.

                         FORM 10-K CROSS-REFERENCE INDEX
                         -------------------------------

Part I                                                                          Page No. *
Item 1.   Business
            Description of business                                             2-10, 97-100
            Number of employees                                                 78
            Financial information about foreign and domestic
              operations                                                        73, 86-88
            Distribution of assets, liabilities, and
              stockholders' equity; interest rates and
              interest differential                                             80-82
            Investment portfolio                                                46-49
            Loan portfolio                                                      41,56-57,83-88
            Summary of loan loss experience                                     85-87
            Deposits                                                            80-82,91
            Return on equity and assets                                         78-79
            Short-term borrowings                                               92

Item 2.   Properties                                                            100

Item 3.   Legal proceedings                                                     (a)

Item 4.   Submission of matters to a vote of security holders                   (a)

Part II

Item 5.   Market for registrant's common equity and related
            stockholder matters                                                 77-79,93

Item 6.   Selected financial data                                               78-79

Item 7.   Management's discussion and analysis of financial
            condition and results of operations                                 2-32

Item 8.   Financial statements and supplementary data
            Report of independent accountants                                   34
            J.P. Morgan & Co. Incorporated
              Consolidated statement of income                                  35
              Consolidated balance sheet                                        36
              Consolidated statement of changes in
                stockholders' equity                                            37
              Consolidated statement of cash flows                              38
          Morgan Guaranty Trust Company of New York -
            Consolidated statement of condition                                 39
          Notes to financial statements                                         40-77
          Selected consolidated quarterly financial data                        (b)93

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

            2. Financial statement schedules
               Schedule III - Condensed financial information
                 of J.P. Morgan & Co. Incorporated (parent)                        74-76

            Exhibits

                3a. Restated certificate of incorporation, as amended (incorporated by reference to Exhibit 3a to J.P. Morgan's post-effective amendment No. 1 to Form S-3, Registration No. 33-55851)

                3b. By-laws of J.P. Morgan as amended through April 10, 1996 (incorporated by reference to Exhibit 3b to J.P. Morgan's report on Form 8-K, dated April 11, 1996)

                 4. Instruments defining the rights of security holders, including indentures. J.P. Morgan hereby agrees to furnish to the Commission, upon request, a copy of any unfiled agreements defining the rights of holders of long-term debt of J.P. Morgan and of all subsidiaries of J.P. Morgan for which consolidated or unconsolidated financial statements are required to be filed.

               10a. 1992 stock incentive plan, as amended (incorporated by reference to Exhibit 10a to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

               10b. Director stock plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

               10c. Deferred compensation plan for directors' fees, as amended (incorporated by reference to Exhibit 10c to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1992, File No, 1-5885)

               10d. 1989 stock incentive plan, as amended (incorporated by reference to Exhibit 10d to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

               10e. 1987 stock incentive plan, as amended (incorporated by reference to Exhibit 10e to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

               10f. Stock option plan, as amended (incorporated by reference to Exhibit 10f to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

               10g. Incentive compensation plan, as amended (incorporated by reference to Exhibit 10g to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

               10h. Stock option award (incorporated by reference to Exhibit 10h to J.P. Morgan's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885)

               10i.  1995 stock incentive plan, as amended

               10j. 1995 executive officer performance plan (incorporated by reference to Exhibit 10j to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1995, File No. 1-5885)

                12.  Statements re computation of ratios

                13. Annual report to stockholders. Only those sections of the annual report to stockholders referenced in the cross-reference index above are incorporated in the report on Form 10-K.

                21.  Subsidiaries of J.P. Morgan

                23.  Consent of independent accountants

                24.  Powers of attorney

                27.  Financial data schedule

         Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the consolidated financial statements or the notes thereto.

                Reports on Form 8-K

                Report on Form 8-K dated October 10, 1996, was filed with the Securities and Exchange Commission during the quarter ended December 31, 1996, which reported the issuance by J.P. Morgan of a press release reporting its earnings for the three- and nine-month periods ended September 30, 1996. In addition, Form 8-K dated December 11, 1996, was filed announcing a dividend increase, a stock repurchase program, and that John A. Krol had been elected a director of both J.P. Morgan and Morgan Guaranty effective January 1, 1997.

           *Refers to pages appearing in the J.P. Morgan & Co. Incorporated annual report to stockholders for the year ended December 31, 1996. Such annual report was mailed to stockholders and a copy is attached hereto as Exhibit 13. The aforementioned pages are incorporated herein by reference in accordance with General Instruction G to Form 10-K. This document shall be deemed to have been "filed" only to the extent of the material incorporated herein by reference.

(a)        Nothing to report.

(b) Fourth quarter 1996 results are incorporated by reference to the report on Form 8-K dated January 13, 1997, filed with the Securities and Exchange Commission.

(c) Incorporated by reference to the definitive Proxy Statement dated March 24, 1997.

                                   SIGNATURES

                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 24, 1997, on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                     J.P. MORGAN & CO. INCORPORATED

By (SIGNATURE)                   /s/ RACHEL F. ROBBINS
                                 -----------------------------
(Name and Title)                 Rachel F. Robbins
                                 Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1997, by the following persons on behalf of the registrant in the capacities indicated.

By (SIGNATURE)                   /s/ JOHN A. MAYER JR.
                                 -----------------------------
(Name and Title)                 John A. Mayer Jr.
                                 Chief Financial Officer
                                 (Principal financial officer)

By (SIGNATURE)                   /s/ DAVID H. SIDWELL
                                 -----------------------------
(Name and Title)                 David H. Sidwell
                                 Managing Director and Controller
                                 (Principal accounting officer)

By (SIGNATURE)                   /s/ DOUGLAS A. WARNER III *
                                 -----------------------------
(Name and Title)                 Douglas A. Warner III
                                 Chairman of the Board and Director
                                 (Principal executive officer)

By (SIGNATURE)                   /s/ RILEY P. BECHTEL *
                                 -----------------------------
(Name and Title)                 Riley P. Bechtel, Director

By (SIGNATURE)                   /s/ MARTIN FELDSTEIN *
                                 -----------------------------
(Name and Title)                 Martin Feldstein, Director

By (SIGNATURE)                   /s/ HANNA H. GRAY *
                                 -----------------------------
(Name and Title)                 Hanna H. Gray, Director

By (SIGNATURE)                   /s/ JAMES R. HOUGHTON *
                                 -----------------------------
(Name and Title)                 James R. Houghton, Director

By (SIGNATURE)                   /s/ JAMES L. KETELSEN *
                                 -----------------------------
(Name and Title)                 James L. Ketelsen, Director

By (SIGNATURE)                   /s/ JOHN A. KROL *
                                 -----------------------------
(Name and Title)                 John A. Krol, Director

By (SIGNATURE)                   /s/ ROBERTO G. MENDOZA *
                                 -----------------------------
(Name and Title)                 Roberto G. Mendoza
                                 Vice Chairman of the Board and Director

By (SIGNATURE)                   /s/ MICHAEL E. PATTERSON *
                                 -----------------------------
(Name and Title)                 Michael E. Patterson
                                 Vice Chairman of the Board and Director

By (SIGNATURE)                   /s/ LEE R. RAYMOND *
                                 -----------------------------
(Name and Title)                 Lee R. Raymond, Director

By (SIGNATURE)                   /s/ RICHARD D. SIMMONS *
                                 -----------------------------
(Name and Title)                 Richard D. Simmons, Director

By (SIGNATURE)                   /s/ KURT F. VIERMETZ *
                                 -----------------------------
(Name and Title)                 Kurt F. Viermetz
                                 Vice Chairman of the Board and Director

By (SIGNATURE)                   /s/ DENNIS WEATHERSTONE *
                                 -----------------------------
(Name and Title)                 Dennis Weatherstone, Director

By (SIGNATURE)                   /s/ DOUGLAS C. YEARLEY *
                                 -----------------------------
(Name and Title)                 Douglas C. Yearley, Director


* By /s/ JAMES C.P. BERRY
     --------------------------
     James C.P. Berry
     (Attorney-in-fact)

                                LIST OF EXHIBITS

 3a. Restated certificate of incorporation, as amended (incorporated by reference to Exhibit 3a to J.P. Morgan's post-effective amendment No. 1 to Form S-3, Registration No. 33-55851)

 3b. By-laws of J.P. Morgan as amended through April 10, 1996 (incorporated by reference to Exhibit 3b to J.P. Morgan's report on Form 8-K, dated April 11, 1996)

  4. Instruments defining the rights of security holders, including indentures. J.P. Morgan hereby agrees to furnish to the Commission, upon request, a copy of any unfiled agreements defining the rights of holders of long-term debt of J.P. Morgan and of all subsidiaries of J.P. Morgan for which consolidated or unconsolidated financial statements are required to be filed.

10a. 1992 stock incentive plan, as amended (incorporated by reference to Exhibit 10a to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10b. Director stock plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10c. Deferred compensation plan for directors' fees, as amended (incorporated by reference to Exhibit 10c to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1992, File No, 1-5885)

10d. 1989 stock incentive plan, as amended (incorporated by reference to Exhibit 10d to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10e. 1987 stock incentive plan, as amended (incorporated by reference to Exhibit 10e to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10f. Stock option plan, as amended (incorporated by reference to Exhibit 10f to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10g. Incentive compensation plan, as amended (incorporated by reference to Exhibit 10g to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10h. Stock option award (incorporated by reference to Exhibit 10h to J.P. Morgan's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885)

10i.           1995 stock incentive plan, as amended

10j. 1995 executive officer performance plan (incorporated by reference to Exhibit 10j to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1995, File No. 1-5885)

 12.           Statements re computation of ratios

13. Annual report to stockholders. Only those sections of the annual report to stockholders referenced in the cross-reference index above are incorporated in the report on Form 10-K.

21.            Subsidiaries of J.P. Morgan

23.            Consent of independent accountants

24.            Powers of attorney

27.            Financial data schedule