Form 10-Q
period 1997-03-31
MORGAN J P & CO INC
filed 1997-05-15
CIK 68100

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark one)

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
Yes..X..      No.....

     Number of shares outstanding of each of the registrant's classes of common stock at April 30, 1997:

Common Stock,  $2.50  Par Value                        179,818,346  Shares

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
The following financial statement information for the quarterly period ended March 31, 1997, is set forth within this document on the pages indicated:
                                                                      Page
     Three-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated                                     3

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated                                     4

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated                                     5

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated                                     6

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York                          7

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated                                    8-16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Financial highlights                                            17

        Business sector analysis                                       18-22

        Risk management                                                 23

        Financial review                                               24-27

        Consolidated average balances and net interest earnings        28-29

        Derivatives used for purposes other-than-trading                30

        Other financial information                                     31

PART II -- OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             32

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                33

SIGNATURES                                                              34

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------

In millions,
except per share data                                  Three months ended
                                 ---------------------------------------------------------------
                                 March 31      March 31      Increase/  December 31    Increase/
                                     1997          1996     (Decrease)         1996   (Decrease)
                                 ---------------------------------------------------------------

NET INTEREST REVENUE
Interest revenue                   $ 2,892      $ 2,554       $   338       $ 2,925        ($ 33)
Interest expense                     2,442        2,158           284         2,441            1

------------------------------------------------------------------------------------------------
Net interest revenue                   450          396            54           484          (34)


NONINTEREST REVENUE
Trading revenue                        697          758           (61)          512          185
Investment banking revenue             226          201            25           277          (51)
Investment management revenue          184          157            27           182            2
Fees and commissions                   148          151            (3)          152           (4)
Investment securities revenue           61           78           (17)           84          (23)
Other revenue                           67           (1)           68           114          (47)

------------------------------------------------------------------------------------------------
Total noninterest revenue            1,383        1,344            39         1,321           62

Total revenue                        1,833        1,740            93         1,805           28

OPERATING EXPENSES
Employee compensation and
  benefits                             766          730            36           732           34
Net occupancy                           73           73            --            73           --
Technology and communications          203          158            45           221          (18)
Other expenses                         149          124            25           171          (22)

------------------------------------------------------------------------------------------------
Total operating expenses             1,191        1,085           106         1,197           (6)

Income before income taxes             642          655           (13)          608           34
Income taxes                           218          216             2           189           29

------------------------------------------------------------------------------------------------
Net income                             424          439           (15)          419            5

PER COMMON SHARE
Net income (a)                     $  2.04      $  2.13       ($ 0.09)      $  2.04           --
Dividends declared                    0.88         0.81          0.07          0.88           --

------------------------------------------------------------------------------------------------

(a) Earnings per share amounts represent both primary and fully diluted earnings per share, except for the three months ended December 31, 1996. Fully diluted earnings per share for the three months ended December 31, 1996, were $2.03.

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
 J.P. Morgan & Co. Incorporated

-------------------------------------------------------------------------------------------------------
In millions, except per share data                                               March 31   December 31
                                                                                     1997          1996
                                                                                 ----------------------

ASSETS
Cash and due from banks                                                          $  1,174      $    906
Interest-earning deposits with banks                                                1,955         1,908
Debt investment securities available-for-
  sale carried at fair value (Cost: $23,416
  at March 1997 and $24,610 at December 1996)                                      23,659        24,865
Trading account assets, net of allowance for credit losses of $350                 89,417        90,980
Securities purchased under agreements to
  resell ($35,034 at March 1997 and $32,455 at
  December 1996) and federal funds sold                                            35,108        32,505
Securities borrowed                                                                31,981        27,931
Loans, net of allowance for credit losses of $563 at March 1997 and $566
  at December 1996                                                                 28,890        27,554
Customers' acceptance liability                                                       257           212
Accrued interest and accounts receivable                                            5,569         3,789
Premises and equipment                                                              3,160         3,137
Less: accumulated depreciation                                                      1,313         1,272
-------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                         1,847         1,865
Other assets                                                                        6,525         9,511
-------------------------------------------------------------------------------------------------------
Total assets                                                                      226,382       222,026

LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                            1,219         1,501
  In offices outside the U.S.                                                         806           708
Interest-bearing deposits:
  In offices in the U.S.                                                           10,293         7,103
  In offices outside the U.S.                                                      41,253        43,412
-------------------------------------------------------------------------------------------------------
Total deposits                                                                     53,571        52,724
Trading account liabilities                                                        55,338        50,919
Securities sold under agreements to
  repurchase ($55,448 at March 1997 and $56,117
  at December 1996) and federal funds purchased                                    60,155        61,429
Commercial paper                                                                    4,023         4,132
Other liabilities for borrowed money                                               19,948        19,948
Accounts payable and accrued expenses                                               4,825         5,935
Liability on acceptances                                                              257           212
Long-term debt not qualifying as risk-based capital                                10,855         9,411
Other liabilities, including allowance for credit losses of $200                      986         1,442
-------------------------------------------------------------------------------------------------------
                                                                                  209,958       206,152
Long-term debt qualifying as risk-based capital                                     4,118         3,692
Company-obligated mandatorily redeemable preferred securities
  of subsidiaries                                                                   1,150           750
-------------------------------------------------------------------------------------------------------
Total liabilities                                                                 215,226       210,594

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,400,000)
  Adjustable rate cumulative preferred
     stock, $100 par value (issued and
     outstanding: 2,444,300)                                                          244           244
  Variable cumulative preferred stock,
     $1,000 par value (issued and outstanding:
     250,000)                                                                         250           250
  Fixed cumulative preferred stock, $500 par value (issued and outstanding:
     400,000)                                                                         200           200
Common stock, $2.50 par value (authorized
  shares: 500,000,000; issued: 200,689,373 at
  March 1997 and 200,688,123 at December 1996)                                        502           502
Capital surplus                                                                     1,413         1,446
Retained earnings                                                                   8,883         8,635
Net unrealized gains on investment securities, net of taxes                           402           464
Other                                                                                 864           826
-------------------------------------------------------------------------------------------------------
                                                                                   12,758        12,567
Less: treasury stock (19,562,782 shares at March 1997 and 15,765,455
  shares at December 1996) at cost                                                  1,602         1,135
-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         11,156        11,432
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                        226,382       222,026
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated

---------------------------------------------------------------------------------------------------

Dollars in millions                                                            Three months ended
                                                                            -----------------------
                                                                            March 31       March 31
                                                                                1997           1996
                                                                            -----------------------

PREFERRED STOCK
Adjustable rate cumulative preferred stock
Balance, January 1 and March 31                                             $    244       $    244
---------------------------------------------------------------------------------------------------
Variable cumulative preferred stock
Balance, January 1 and March 31                                                  250            250
---------------------------------------------------------------------------------------------------
Fixed cumulative preferred stock
Balance, January 1                                                               200             --
Shares issued                                                                     --            200
---------------------------------------------------------------------------------------------------
Balance, March 31                                                                200            200
---------------------------------------------------------------------------------------------------
Total preferred stock, March 31                                                  694            694
---------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and March 31                                                  502            502
---------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                             1,446          1,430
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and conversion of debentures, and income tax
  benefits associated with stock options                                         (33)             2
---------------------------------------------------------------------------------------------------
Balance, March 31                                                              1,413          1,432
---------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                             8,635          7,731
Net income                                                                       424            439
Dividends declared on preferred stock                                             (9)            (8)
Dividends declared on common stock                                              (160)          (152)
Dividend equivalents on common stock issuable                                     (7)            (4)
---------------------------------------------------------------------------------------------------
Balance, March 31                                                              8,883          8,006
---------------------------------------------------------------------------------------------------
NET UNREALIZED GAINS ON INVESTMENT SECURITIES, NET OF TAXES
Balance, January 1                                                               464            566
Net change in net unrealized gains, net of taxes                                 (62)           (96)
---------------------------------------------------------------------------------------------------
Balance, March 31                                                                402            470
---------------------------------------------------------------------------------------------------
OTHER
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                               838            556
Deferred stock awards, net                                                        42             39
---------------------------------------------------------------------------------------------------
Balance, March 31                                                                880            595
---------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION
Balance, January 1                                                               (12)            (4)
Translation adjustments                                                           (6)             3
Income tax benefit (expense)                                                       2             (1)
---------------------------------------------------------------------------------------------------
Balance, March 31                                                                (16)            (2)
---------------------------------------------------------------------------------------------------
Total other, March 31                                                            864            593
---------------------------------------------------------------------------------------------------
LESS: TREASURY STOCK
Balance, January 1                                                             1,135            824
Purchases                                                                        734            142
Shares distributed under various employee benefit plans                         (267)          (116)
---------------------------------------------------------------------------------------------------
Balance, March 31                                                              1,602            850
---------------------------------------------------------------------------------------------------
Total stockholders' equity, March 31                                          11,156         10,847
---------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated

-------------------------------------------------------------------------------------------------------

Dollars in millions                                                               Three months ended

                                                                                -----------------------
                                                                                March 31       March 31
                                                                                    1997           1996

                                                                                -----------------------

NET INCOME                                                                      $    424       $    439
Adjustments to reconcile to cash (used in) provided by operating activities:
     Noncash items: depreciation, amortization, deferred income taxes,
     stock award plans, and write-downs of investment securities                     155            277
     (Increase) decrease in assets:
       Trading account assets                                                      1,537           (422)
       Securities purchased under agreements to resell                            (2,584)        (7,523)
       Securities borrowed                                                        (4,050)        (3,071)
       Accrued interest and accounts receivable                                   (1,780)        (1,227)
     Increase (decrease) in liabilities:
       Trading account liabilities                                                 4,401          1,488
       Securities sold under agreements to repurchase                               (673)        15,151
       Accounts payable and accrued expenses                                      (1,073)         1,586
     Other changes in operating assets and liabilities, net                        2,733         (5,607)
     Net investment securities gains included in
       cash flows from investing activities                                          (77)           (85)
-------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                     (987)         1,006
-------------------------------------------------------------------------------------------------------
(Increase) decrease in interest-earning deposits with banks                          (48)           803
Debt investment securities:
     Proceeds from sales                                                          10,367         15,201
     Proceeds from maturities, calls, and mandatory redemptions                    1,095            747
     Purchases                                                                   (10,362)       (18,907)
Increase in federal funds sold                                                       (24)            (9)
Increase in loans                                                                 (1,349)        (5,205)
Payments for premises and equipment                                                  (29)           (42)
Other changes, net                                                                   217            211
-------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                   (133)        (7,201)
-------------------------------------------------------------------------------------------------------
Decrease in noninterest-bearing deposits                                            (184)          (570)
Increase in interest-bearing deposits                                              1,020          4,345
Decrease in federal funds purchased                                                 (605)        (1,483)
Increase (decrease) in commercial paper                                             (109)         1,428
Other liabilities for borrowed money:
     Proceeds                                                                      5,581          6,250
     Payments                                                                     (5,294)        (6,390)
Long-term debt:
     Proceeds                                                                      3,256            657
     Payments                                                                     (1,204)          (517)
Proceeds from issuance of Company-obligated mandatorily
   redeemable preferred securities of subsidiary                                     400             --
Capital stock:
     Issued or distributed                                                           132            200
     Purchased                                                                      (734)          (143)
Dividends paid                                                                      (171)          (162)
Other changes, net                                                                  (670)         1,780
-------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                              1,418          5,395
-------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                           (30)            (3)
-------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                       268           (803)
Cash and due from banks at December 31, 1996 and 1995                                906          1,535
-------------------------------------------------------------------------------------------------------
Cash and due from banks at March 31, 1997 and 1996                                 1,174            732
-------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                   $  2,414       $  2,279
     Income taxes                                                                    300            252
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York

-----------------------------------------------------------------------------------------------

In millions, except per share data                                     March 31     December 31
                                                                           1997            1996
                                                                      -------------------------

ASSETS
Cash and due from banks                                               $   1,113       $     920
Interest-earning deposits with banks                                      1,958           1,910
Debt investment securities available-for-sale
  carried at fair value                                                  22,416          23,510
Trading account assets, net of allowance for credit                      72,600          72,549
  losses of $350
Securities purchased under agreements to resell
  and federal funds sold                                                 34,613          27,762
Loans, net of allowance for credit losses of $561 at March 1997
  and $565 at December 1996                                              28,711          27,378
Customers' acceptance liability                                             257             212
Accrued interest and accounts receivable                                  6,385           3,470
Premises and equipment                                                    2,830           2,812
Less: accumulated depreciation                                            1,152           1,116
-----------------------------------------------------------------------------------------------
Premises and equipment, net                                               1,678           1,696
Other assets                                                              3,207           5,406
-----------------------------------------------------------------------------------------------
Total assets                                                            172,938         164,813
-----------------------------------------------------------------------------------------------

LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                  1,253           1,495
  In offices outside the U.S.                                               845             749
Interest-bearing deposits:
  In offices in the U.S.                                                 10,304           7,114
  In offices outside the U.S.                                            41,288          43,716
-----------------------------------------------------------------------------------------------
Total deposits                                                           53,690          53,074
Trading account liabilities                                              46,825          44,039
Securities sold under agreements to repurchase
  and federal funds purchased                                            31,361          30,787
Other liabilities for borrowed money                                     12,941          13,215
Accounts payable and accrued expenses                                     2,833           4,203
Liability on acceptances                                                    257             212
Long-term debt not qualifying as risk-based capital
  (includes $993 at March 1997 and $942 at December 1996 of
    notes payable to J.P. Morgan)                                         7,800           5,436
Other liabilities, including allowance for credit losses of $200          4,254             977
-----------------------------------------------------------------------------------------------
                                                                        159,961         151,943
Long-term debt qualifying as risk-based capital
  (includes $2,731 at March 1997 and $2,780 at December 1996 of
  notes payable to J.P. Morgan)                                           2,891           2,979
-----------------------------------------------------------------------------------------------
Total liabilities                                                       162,852         154,922

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares: 2,500,000)               --              --
Common stock, $25 par value (authorized shares: 11,000,000;
  outstanding: 10,599,027)                                                  265             265
Surplus                                                                   3,155           3,155
Undivided profits                                                         6,521           6,334
Net unrealized gains on investment securities, net of taxes                 161             149
Foreign currency translation                                                (16)            (12)
-----------------------------------------------------------------------------------------------
Total stockholder's equity                                               10,086           9,891
-----------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                              172,938         164,813
-----------------------------------------------------------------------------------------------

Member of the Federal Reserve System and the Federal Deposit Insurance Corporation.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OF J.P. MORGAN & CO. INCORPORATED


Supplementary to notes in the 1996 Annual report to stockholders

1.   BASIS OF PRESENTATION

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal recurring nature. Management consults with its independent accountants on significant accounting and reporting matters that arise during the year.

2.   ACCOUNTING DEVELOPMENTS

Earnings per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and related pronouncements, and replaces the computations of primary and fully diluted earnings per share (EPS) with basic and diluted EPS, respectively. Basic EPS is computed by dividing income available to common stockholders by the period's weighted-average number of common shares outstanding, which includes contingently issuable shares where all necessary conditions for issuance have been satisfied. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares that were outstanding during the period. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Basic EPS and diluted EPS, computed using SFAS No. 128, for the three months ended March 31, 1997, were approximately $2.19 and $2.04, respectively.

3.   INTEREST REVENUE AND EXPENSE

An analysis of interest revenue and expense derived from on-and off-balance-sheet financial instruments is presented in the table below. Interest revenue and expense associated with derivative financial instruments, such as swaps, forwards, spot, futures, options, and debt securities forwards, used as hedges or to modify the interest rate characteristics of assets and liabilities, is attributed to and included with the related balance sheet instrument. Net interest revenue associated with risk-adjusting swaps that are used to meet longer-term investment objectives, including the maximization of net interest revenue, is not attributed to a specific balance sheet instrument, but is included in the Other sources caption in the table below.

                                                 First quarter
In millions                                      1997     1996
--------------------------------------------------------------

INTEREST REVENUE
Deposits with banks                            $   27   $   27
Debt investment securities (a)                    412      394
Trading account assets                          1,071      755
Securities purchased under agreements
  to resell and federal funds sold                455      577
Securities borrowed                               383      263
Loans                                             465      440
Other sources, primarily risk-adjusting swaps      79       98
--------------------------------------------------------------
Total interest revenue                          2,892    2,554
--------------------------------------------------------------
INTEREST EXPENSE
Deposits                                          663      650
Trading account liabilities                       357      293
Securities sold under agreements to
  repurchase and federal funds purchased          876      787
Other borrowed money                              332      289
Long-term debt                                    195      139
Trust preferred securities                         19        -
--------------------------------------------------------------
Total interest expense                          2,442    2,158
--------------------------------------------------------------
Net interest revenue                              450      396
--------------------------------------------------------------

(a) Interest revenue from debt investment securities included taxable revenue of $385 million and revenue exempt from U.S. income taxes of $27 million for the three months ended March 31, 1997. Interest revenue from debt investment securities included taxable revenue of $360 million and revenue exempt from U.S. income taxes of $34 million for the three months ended March 31, 1996.

For the three months ended March 31, 1997, net interest revenue associated with derivatives used for purposes other-than-trading was approximately $35 million, compared with approximately $40 million for the three months ended March 31, 1996. At March 31, 1997, approximately $230 million of net deferred losses on closed derivative contracts used for purposes other-than-trading were recorded on the consolidated balance sheet. Such amount is primarily composed of net deferred losses on closed hedge contracts included in the amortized cost of the debt investment portfolio. As discussed in Note 5 to the consolidated financial statements, Investment securities, the net unrealized appreciation associated with the debt investment portfolio was $243 million at March 31, 1997. The amount of net deferred gains or losses on closed derivative contracts will change from period to period, primarily due to amortization of such amounts to net interest revenue and the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred losses on closed derivative contracts at March 31, 1997, are expected to amortize into Net interest revenue as follows: $60 million
- remainder of 1997; $75 million in 1998; $35 million in 1999; $30 million in 2000; $15 million in 2001; $10 million in 2002; and approximately $5 million thereafter.

4.   TRADING REVENUE

Trading revenue disaggregated by principal product groupings for the three months ended March 31, 1997 and 1996, is presented in the following table. For additional information refer to the Trading revenue discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                              First quarter
In millions                                  1997      1996
-----------------------------------------------------------
Fixed Income                                 $346      $533
Equities                                      111        94
Foreign Exchange                              120        68
Commodities                                    13        34
Proprietary Trading                           107        29
-----------------------------------------------------------
Trading revenue                               697       758
-----------------------------------------------------------


5.   INVESTMENT SECURITIES

Debt investment securities
A comparison of the cost and carrying values of debt investment securities available-for-sale and carried at fair value at March 31, 1997, follows.

                                                          Gross        Gross     Fair and
                                                     unrealized   unrealized     carrying
In millions                                   Cost        gains       losses        value
-----------------------------------------------------------------------------------------
U.S. Treasury                              $ 1,282           46         (22)      $ 1,306
U.S. government agency,
  principally mortgage-backed               16,912          132         (71)       16,973
U.S. state and political subdivision         1,408          143         (18)        1,533
U.S. corporate and bank debt                   296            1            -          297
Foreign government*                          1,025           25          (4)        1,046
Foreign corporate and bank debt              2,383           13          (3)        2,393
Other                                          110            1            -          111
-----------------------------------------------------------------------------------------
Total debt investment securities            23,416          361        (118)       23,659
-----------------------------------------------------------------------------------------

* Approximately half of these foreign governments are members of the Organization for Economic Cooperation and Development.

The gross unrealized gains and losses shown in the table above include the effects of any related hedge. For additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities, see Note 7 to the consolidated financial statements, Off-balance-sheet financial instruments.

The following table presents the components of Investment Securities Revenue realized related to the debt investment securities portfolio during the first quarter of 1997 and 1996.

                                                 First quarter
In millions                                     1997      1996
--------------------------------------------------------------
Gross realized gains from sales                  $38      $101
Gross realized losses from sales                 (26)      (89)
--------------------------------------------------------------
Net debt investment securities gains              12       12

Equity investment securities
Net realized gains on the sale of equity investment securities during the quarters ended March 31, 1997 and 1996 of $55 million and $64 million, respectively, are reflected in Investment securities revenue. For the 1997 period, this represents gross realized gains of $65 million and write-downs of $10 million. For the 1996 period, this represents gross realized gains of $73 million and write-downs of $9 million.
      Gross unrealized gains and losses as well as a comparison of the cost, fair value, and carrying value of marketable equity investment securities available-for-sale at March 31, 1997, follows.

                                             Gross         Gross     Fair and
                                        unrealized    unrealized     carrying
In millions                    Cost          gains        losses        value
-----------------------------------------------------------------------------
March 31, 1997                 $343           $388         $ (2)         $729
-----------------------------------------------------------------------------

Nonmarketable equity investment securities and securities held in Small Business Investment Companies, with a carrying value of $537 million, had an estimated fair value of $670 million at March 31, 1997.

6.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets, before taking into consideration the allowance for credit losses, and trading account liabilities at March 31, 1997, and the average balance for the three-month period ended March 31, 1997.

                                          Carrying        Average
                                             value        balance
In millions
-----------------------------------------------------------------
TRADING ACCOUNT ASSETS (a)
 U.S. Treasury                             $14,547        $16,440
 U.S. government agency                      4,948          6,226
 Foreign government                         21,307         24,949
 Corporate debt and equity                  18,127         17,599
 Other securities                            4,212          6,626
 Interest rate and currency swaps           15,247         14,412
 Foreign exchange contracts                  2,332          2,592
 Interest rate futures and forwards            326            400
 Commodity and equity contracts                578          1,887
 Purchased option contracts                  8,143          7,721
-----------------------------------------------------------------
Total trading account assets                89,767         98,852
-----------------------------------------------------------------
TRADING ACCOUNT LIABILITIES
 U.S. Treasury                               9,621          8,991
 Foreign government                          8,922         10,172
 Corporate debt and equity                   7,099          5,975
 Other securities                            1,914          3,151
 Interest rate and currency swaps           12,229         12,591
 Foreign exchange contracts                  3,511          4,910
 Interest rate futures and forwards            784            734
 Commodity and equity contracts              2,495          2,405
 Written option contracts                    8,763          7,898
-----------------------------------------------------------------
Total trading account liabilities           55,338         56,827
-----------------------------------------------------------------

(a) Refer to Note 10 to these consolidated financial statements for a discussion of the aggregate allowance for credit losses.

7.   OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

Derivatives
Derivatives may be used either for trading or other-than-trading purposes. Other-than-trading purposes are primarily related to our investing activities. Accordingly, the notional amounts presented in the table below have been identified as relating to either trading or other-than-trading purposes based on management's intent and ongoing usage. A summary of the credit exposure, which is represented by the positive market value associated with derivatives, after considering the benefit of approximately $39.8 billion of master netting agreements in effect at March 31, 1997, is also presented.


                                            Notional amounts      Credit exposure
In billions
---------------------------------------------------------------------------------

Interest rate and currency swaps
  Trading                                        $1,988.1
  Other-than-trading(a)(b)(c)                       233.1
---------------------------------------------------------------------------------
  Total interest rate and currency swaps          2,221.2                $15.3
---------------------------------------------------------------------------------
Foreign exchange spot, forward, and
  futures contracts
  Trading                                           675.1
  Other-than-trading(a)(b)                           34.2
---------------------------------------------------------------------------------
  Total foreign exchange spot, forward,
  and futures contracts                             709.3                  2.3
---------------------------------------------------------------------------------
Interest rate futures, forward rate
agreements, and debt securities forwards
  Trading                                           642.6
  Other-than-trading                                 15.9
---------------------------------------------------------------------------------
  Total interest rate futures, forward
  rate agreements, and debt securities
  forwards                                          658.5                  0.3
---------------------------------------------------------------------------------
Commodity and equity swaps, forward, and
futures contracts, all trading                       70.0                  0.6
---------------------------------------------------------------------------------
Purchased options(d)
  Trading                                           723.9
  Other-than-trading(a)                               1.6
---------------------------------------------------------------------------------
  Total purchased options                           725.5                  8.1
---------------------------------------------------------------------------------
Written options, all trading(e)                     874.8
---------------------------------------------------------------------------------
Total credit exposure recorded as
  assets on the consolidated balance sheet                                26.6
---------------------------------------------------------------------------------

(a) The majority of J.P. Morgan's derivatives used for purposes other-than-trading are transacted with independently managed J.P. Morgan derivatives dealers who function as intermediaries for credit and administrative purposes.
(b) The notional amounts of derivative contracts used for purposes other-than-trading conducted in the foreign exchange markets, primarily forward contracts, amounted to $37.4 billion at March 31, 1997, and were primarily denominated in the following currencies: deutsche mark $7.2 billion, Japanese yen $5.4 billion, French franc $4.9 billion, Italian lira $3.8 billion, Swiss franc $2.0 billion, British pound $1.9 billion, Belgian franc $1.9 billion, European currency unit $1.4 billion, and Spanish peseta $1.3 billion.
(c) The notional amount of risk-adjusting swaps was $189.0 billion at March 31, 1997.
(d) At March 31, 1997, purchased options used for trading purposes included $543.4 billion of interest rate options, $140.8 billion of foreign exchange options, and $39.7 billion of commodity and equity options. Only interest rate options are used for purposes other-than-trading. Purchased options executed on an exchange amounted to $192.9 billion and those negotiated over-the-counter amounted to $532.6 billion at March 31, 1997.
(e) At March 31, 1997, written options included $676.4 billion of interest rate options, $154.5 billion of foreign exchange options, and $43.9 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $285.3 billion and those negotiated over-the-counter amounted to $589.5 billion at March 31, 1997.

Derivatives used for purposes other-than-trading
As an end user, J.P. Morgan utilizes derivative instruments in the execution of its investing strategies. Such derivatives primarily include interest rate swaps, foreign exchange forward contracts, interest rate futures, and debt securities forwards. Derivatives are used to hedge or modify the interest rate characteristics of debt investment securities, loans, deposits, other liabilities for borrowed money, long-term debt, and other financial assets and liabilities. In addition, we utilize derivatives to adjust our overall interest rate risk profile through the use of risk-adjusting swaps.

     Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $146 million at March 31, 1997. Gross unrealized gains and gross unrealized losses associated with open derivative contracts used for these purposes at March 31, 1997, are presented below. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt, deposits, and debt investment securities, principally mortgage-backed securities. See Note 8 to the consolidated financial statements, Fair value of financial instruments.

                                        Gross          Gross
                                   unrealized     unrealized     Net unrealized
In millions                             gains       (losses)     gains (losses)
-------------------------------------------------------------------------------
Long-term debt                          $ 200       $ (159)              $ 41
Debt investment securities                176          (51)                125
Deposits                                   48          (55)                (7)
Other financial instruments                61          (74)               (13)
-------------------------------------------------------------------------------
Total                                     485         (339)               146
-------------------------------------------------------------------------------

Net unrealized gains associated with risk-adjusting swaps that are entered into to meet longer-term investment objectives and their related hedges approximated $0.1 billion at March 31, 1997. The net amount is composed of $2.7 billion of gross unrealized gains and $2.6 billion of gross unrealized losses. The unrealized gains and losses related to the derivative contracts used to hedge these risk-adjusting swaps, included above, were not material at March 31, 1997. There were no material terminations of risk-adjusting swaps during the three months ended March 31, 1997.

Credit-related financial instruments
Credit-related financial instruments include commitments to extend credit, standby letters of credit and guarantees, and indemnifications in connection with securities lending activities. The contractual amounts of these instruments represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless. The total contractual amount of credit-related financial instruments does not represent the expected future liquidity requirements, since a significant amount of commitments to extend credit and standby letters of credit and guarantees are expected to expire or mature without being drawn. The credit risk associated with these instruments varies depending on the creditworthiness of the client and the value of any collateral held. Commitments to extend credit generally require the client to meet certain credit-related terms and conditions before drawdown. Collateral is required in connection with securities lending indemnifications. Market risk for commitments to extend credit and standby letters of credit and guarantees, while not significant, may exist as availability of and access to credit markets changes.

     A summary of the contractual amount of credit-related financial instruments at March 31, 1997, is presented in the following table.

                                                              March 31
In billions                                                       1997
----------------------------------------------------------------------
Commitments to extend credit                                    $ 69.5
Standby letters of credit and guarantees                          16.6
Securities lending indemnifications (a)                            4.5
----------------------------------------------------------------------

(a) At March 31, 1997, J.P. Morgan held cash and other collateral in support of securities lending indemnifications.

Included in Fees and Commissions are credit-related fees of $37 million and $38 million for the three months ended March 31, 1997 and 1996, respectively, which are primarily earned from commitments to extend credit, standby letters of credit and guarantees, and securities lending indemnifications.

Other
Consistent with industry practice, amounts receivable and payable for securities that have not reached the contractual settlement dates are recorded net on the consolidated balance sheet. Amounts receivable for securities sold of $39.0 billion were netted against amounts payable for securities purchased of $39.1 billion to arrive at a net trade date payable of $0.1 billion, which was classified as Other liabilities on the consolidated balance sheet at March 31, 1997.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, J.P. Morgan estimates that the aggregate net fair value of all balance sheet and off-balance-sheet financial instruments exceeded associated net carrying values. At March 31, 1997, such excess was essentially unchanged from December 31, 1996.

9.   IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

Total impaired loans and other nonperforming assets, net of charge-offs, at March 31, 1997, are presented in the following table. At March 31, 1997, approximately 50% of the impaired loan balance is measured based upon the present value of expected future cash flows discounted at an individual loan's effective interest rate, approximately 40% is based on the fair value of the collateral, and the remainder is measured by an observable market price.

                                                               March 31
In millions                                                        1997
----------------------------------------------------------------------------
Impaired loans:
 Commercial and industrial                                         $ 55
 Other                                                               34
----------------------------------------------------------------------------
                                                                     89
Restructuring countries                                               2
----------------------------------------------------------------------------
Total impaired loans                                                 91  (a)
----------------------------------------------------------------------------
Other nonperforming assets                                           19
----------------------------------------------------------------------------
Total nonperforming assets                                          110
----------------------------------------------------------------------------

 (a) As of March 31, 1997, no reserve is required under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, for the $91 million recorded investment in impaired loans. Charge-offs and interest applied to principal have reduced the recorded investment values to amounts that are less than the SFAS No. 114 calculated values. For the three months ended March 31, 1997, the average recorded investment in impaired loans was $113 million.

An analysis of the effect of impaired loans, net of charge-offs, on interest revenue for the three months ended March 31, 1997 and 1996, is presented in the following table.

                                                               First quarter
In millions                                                    1997      1996
-----------------------------------------------------------------------------
Interest revenue that would have been recorded if accruing      $ 2       $ 4
Less interest revenue recorded                                    1         1
-----------------------------------------------------------------------------
(Negative) impact of impaired loans on interest revenue          (1)       (3)


10. AGGREGATE ALLOWANCE FOR CREDIT LOSSES

An analysis of the aggregate allowance for credit losses at March 31, 1997, is presented in the following table.

                                                      First quarter
In millions                                               1997
-------------------------------------------------------------------
Beginning of period balance                             $1,116
-------------------------------------------------------------------
Recoveries                                                  10
Charge-offs:
  Commercial and industrial                                (13)
  Other                                                     --
-------------------------------------------------------------------
Net charge-offs                                             (3)
-------------------------------------------------------------------
Balance, March 31, 1997 (a)(b)(c)                        1,113
-------------------------------------------------------------------

(a) In accordance with SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, as amended by SFAS No. 118, an aggregate allowance is maintained that is considered adequate to absorb losses inherent in the existing portfolios of loans and other undertakings to extend credit, such as irrevocable unused loan commitments, or to make payments to others for which a client is ultimately liable, such as standby letters of credit and guarantees, commercial letters of credit and acceptances, and all other credit exposures, including derivatives. A judgment as to the adequacy of the aggregate allowance is made at the end of each quarterly reporting period.
(b) At March 31, 1997, the allocation of the aggregate allowance for credit losses was as follows: Specific allocation - borrowers in the U.S. $163 million, Specific allocation - borrowers outside the U.S. $56 million, Allocation to general risk $894 million.
(c) At March 31, 1997, the aggregate allowance was apportioned and displayed as follows: $563 million as a reduction of loans, $350 million as reduction of trading account assets related to derivatives, and $200 million included in other liabilities related to undertakings to extend credit that are not currently reflected on the consolidated balance sheet.

11.   INVESTMENT BANKING AND OTHER REVENUE

In the first quarter of 1997 and 1996, investment banking revenue of $226 million and $201 million includes $97 million and $65 million, respectively, of underwriting revenue.

     Other revenue in the 1997 first quarter includes $64 million ($59 million in Corporate Items) of gains on hedges of anticipated foreign currency revenues and expenses. These gains were partially offset by the impact of exchange rate movements on reported revenues and expenses in the quarter.

12.   INCOME TAXES

Income tax expense in the 1997 first quarter reflects a 34% effective tax rate, compared to a 33% effective tax rate in the 1996 first quarter. Income tax expense related to net realized gains on debt and equity investment securities was approximately $25 million for the three months ended March 31, 1997. Income tax expense related to net realized gains on debt and equity investment securities was approximately $29 million for the three months ended March 31, 1996. The applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities was approximately 37% for the three months ended March 31, 1997 and 1996.

     The valuation allowance to reduce deferred tax assets to the amount expected to be realized totaled approximately $120 million at March 31, 1997 and December 31, 1996. The valuation allowance is primarily related to the ability to recognize tax benefits associated with foreign operations.


13.   COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets carried at approximately $70.1 billion in the consolidated balance sheet at March 31, 1997, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

14.   EARNINGS PER COMMON SHARE

In the calculation of primary and fully diluted earnings per common share, net income is adjusted by adding back to net income the interest expense on convertible debentures and the expense related to dividend equivalents on certain deferred incentive compensation awards, net of the related income tax effects, and subtracting from net income the preferred stock dividends to arrive at net income applicable to common stock. Primary and fully diluted earnings per common share are computed by dividing net income applicable to common stock by the weighted-average number of common and common equivalent shares outstanding during the year.

     For primary and fully diluted earnings per share, the weighted-average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding, the average number of shares issuable upon conversion of convertible debentures, and the average number of shares issuable under employee benefit plans that have a dilutive effect, as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and certain deferred incentive compensation awards, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price, if it is higher than the average price.


                                                   First quarter
Dollars in millions                             1997            1996
--------------------------------------------------------------------
Adjusted net income                             $415            $431

Primary earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period          203,137,598     202,133,593

Fully diluted earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period          203,152,515     202,539,222

--------------------------------------------------------------------

Refer to Note 2, Accounting Developments, for information regarding the recently issued SFAS No. 128, Earnings per Share.

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS
J.P. Morgan & Co. Incorporated reported net income of $424 million in the first quarter of 1997, compared with $439 million in the first quarter of 1996. Earnings per share for the quarter were $2.04 compared with $2.13 a year ago.


FIRST QUARTER 1997 RESULTS AT A GLANCE


In millions of dollars,                                                 Fourth
except per share data                              First quarter       quarter
                                                 1997         1996        1996
------------------------------------------------------------------------------

Revenues                                      $ 1,833      $ 1,740     $ 1,805
Operating expenses                             (1,191)      (1,085)     (1,197)
Income taxes                                     (218)        (216)       (189)
------------------------------------------------------------------------------
Net income                                        424          439         419
Net income per share                            $2.04        $2.13       $2.04
------------------------------------------------------------------------------
 Dividends declared per share                   $0.88        $0.81       $0.88


REVENUES rose 5% in the first quarter from a year ago.
     - Finance and Advisory revenues increased 8% to $451 million, mainly as a result of higher debt and equity underwriting revenues.
     - Market Making revenues totaled $733 million, a decline of $38 million. Revenues in emerging markets, equities, and foreign exchange were up strongly; fixed income revenues in developed markets were down from the high levels of 1996.
     - Asset Management and Servicing revenues increased 9% to $375 million, primarily reflecting gains in investment management and private client activities.
     - Proprietary Investing and Trading revenues, well diversified, rose 28% to $276 million.
     -  Equity Investments revenues declined to $49 million from $66 million.

OPERATING EXPENSES rose 10% in the 1997 first quarter from a year ago.

BUSINESS SECTOR ANALYSIS

We describe the activities of J.P. Morgan using five business sectors. Three of these sectors - Finance and Advisory, Market Making, and Asset Management and Servicing - focus on services we provide for clients. Two sectors comprise proprietary activities that we conduct exclusively for our own account: Equity Investments and Proprietary Investing and Trading. For a complete description of our business sectors, refer to the J.P. Morgan & Co. Incorporated 1996 Annual Report. Presented below are the summary results for each sector for the three months ended March 31, 1997 and 1996.

                                                Asset
                                                Manage       Total                  Propriet-    Total
                         Finance                -ment        Client-      Equity    ary          Propriet-
                         and           Market   and          Focused      Invest-   Investing    ary          Corporate   Consol-
In millions              Advisory      Making   Servicing    Activities   ments     and Trading  Activities   Items        idated
---------------------------------------------------------------------------------------------------------------------------------

First quarter 1997

Total revenues             $  451      $  733      $  375        $1,559    $   49        $  276      $  325      $  (51)   $1,833
Total expenses                302         474         300         1,076         7            46          53          62     1,191
---------------------------------------------------------------------------------------------------------------------------------
Pretax income                 149         259          75           483        42           230         272        (113)      642
---------------------------------------------------------------------------------------------------------------------------------
First quarter 1996

Total revenues                416         771         345         1,532        66           215         281         (73)    1,740
Total expenses                259         410         271           940         8            36          44         101     1,085
---------------------------------------------------------------------------------------------------------------------------------
Pretax income                 157         361          74           592        58           179         237        (174)      655
---------------------------------------------------------------------------------------------------------------------------------

Methodology
The firm's management reporting system and policies were used to determine the revenues and expenses directly attributable to each business sector. Earnings on stockholders' equity were allocated based on management's assessment of the inherent risk of the components of each sector. In addition, certain overhead expenses not allocated for management reporting purposes were allocated to each business sector. Overhead expenses were allocated based primarily on staff levels and represent costs associated with various support functions that exist for the benefit of the firm as a whole. Effective January 1, 1997, as compensation for managing the firm's credit risk, Global Credit receives fees from other Morgan businesses. Such fees are included as revenues in the Finance and Advisory sector and as a reduction in revenues reported by businesses on whose behalf such credit risk is managed. Certain prior year amounts have been reclassified to conform with the current presentation.

FINANCE AND ADVISORY

The Finance and Advisory sector includes results of our Advisory, Debt and Equity Underwriting, and Global Credit activities. Total revenues increased 8% to $451 million. Revenues from Debt and Equity underwriting in both developed and emerging markets were up sharply, growing 61%, as issuers took advantage of favorable market conditions. Advisory revenues declined 26% from the first quarter of 1996, when fees from several large transactions were recorded. Revenues from Global Credit activities rose 9% to $230 million, primarily attributable to higher loan syndication revenues.

      For the first quarter of 1997, Securities Data Co. ranked J.P. Morgan fourth in U.S. debt and equity underwriting, up from eighth a year ago. Morgan ranked fifth in completed mergers and acquisitions transactions worldwide, compared with fourth in the first quarter of 1996. As an arranger of syndicated loans, J.P. Morgan ranked third globally, according to Loan Pricing Corporation, for the first quarter of 1997, unchanged from a year earlier.

      Expenses in the first quarter of 1997 increased 17% to $302 million compared with $259 million in the first quarter of 1996. The Finance and Advisory sector includes all of the costs associated with our global network of senior client relationship managers who market the full spectrum of our capabilities and provide the link between our clients' needs and J.P. Morgan's financial, advisory, asset management, market-making, and risk management products and services.

      The Finance and Advisory sector recorded pretax income of $149 million in the first quarter of 1997 compared with $157 million a year ago.

MARKET MAKING

The Market Making sector includes results of our Fixed Income, Equities, Foreign Exchange, and Commodities activities. Total revenues were $733 million, down from $771 million. While most markets showed strength early in the quarter, activity slowed in mid-March as a result of the directional shift in U.S. monetary policy.

      Fixed income revenues of $264 million in developed markets declined from the very strong first-quarter 1996 level of $456 million. Revenues in the first quarter of last year benefited from gains on positions arising from client-related swap transactions. Overall, the volume of client transactions grew, but the number of higher-yielding, customized transactions declined.

      In emerging markets, revenues rose nearly 50% to $186 million, as a result of short-term positioning gains and greater client demand.

      Market Making revenues from equities were up 63% to $152 million, as a result of strong demand in both the cash and derivative markets. Equity derivative revenues grew 64%, and equity commissions were up 47%, reflecting higher volumes and growing market share, primarily on U.S. and European exchanges.

      Foreign exchange revenues rose 78%, with strong client demand in active markets. Commodities revenues were $12 million, down from $31 million a year ago.

      Total expenses of $474 million increased 16% from the first quarter of 1996.

      The Market Making sector recorded pretax income of $259 million in the first quarter of 1997, compared with $361 million in the first quarter of 1996.

ASSET MANAGEMENT AND SERVICING

The Asset Management and Servicing sector includes results of our Investment Management, Private Client Services, Futures and Options Brokerage, and Euroclear System activities. Total revenues rose 9% to $375 million in the first quarter. Revenues generated from institutional investment management activities and services for private clients increased 13% to $243 million. Assets under management grew 15% from a year ago to $214 billion at March 31, 1997, due to net new business and, to a lesser extent, market appreciation.

      While most of the revenues from our private client businesses are reported in this sector, approximately $40 million are included in our Finance and Advisory and Market Making sectors, reflecting transactions undertaken for private clients in other business areas. Private clients accounted for approximately $133 million of our revenues from all client-focused activities in the first quarter of 1997, up approximately 20% from the first quarter of 1996.

      Expenses associated with the Asset Management and Servicing sector were up 11%, to $300 million in the first quarter of 1997, compared with $271 million in the first quarter of 1996.

      The Asset Management and Servicing sector recorded pretax income of $75 million in the first quarter of 1997 compared with $74 million in the year-earlier period.

EQUITY INVESTMENTS

The Equity Investments sector includes results from our proprietary equity investment portfolio management activities. Total reported revenues were $49 million in the first quarter, compared with $66 million a year ago. Included in reported revenues are net gains on equity investments of $33 million in 1997, compared with $64 million in the 1996 first quarter, when gains were recognized from the sale of a large investment. Equity Investments recorded pretax income of $42 million in the first quarter of 1997 compared with $58 million in the first quarter of 1996.

      On a total return basis, combining reported revenues with the change in net unrealized appreciation, there was a loss of $25 million in the 1997 first quarter, reflecting a decline in the market value of the firm's investment portfolio, primarily related to insurance industry investments. This compares with a gain of $54 million a year ago. As our investment strategy covers a longer-term horizon, total return viewed over short periods will reflect the impact of short-term market movements, including industry specific events.

PROPRIETARY INVESTING AND TRADING

The Proprietary Investing and Trading sector includes results from our market risk positioning and capital and liquidity management activities. Total revenues were $276 million for the 1997 first quarter compared with $215 million a year earlier and were broadly diversified across markets. The 28% increase in reported revenues reflects higher trading revenues, partially offset by lower net interest revenue from investing activities as higher-yielding investments, principally interest rate swaps, continue to mature. The Proprietary Investing and Trading sector recorded pretax income of $230 million in the first quarter of 1997 compared with $179 million in the same period a year ago.

      Total return - reported revenues plus the change in net unrealized appreciation - for the 1997 first quarter increased to $365 million from $106 million, as most trading and investing strategies produced higher returns.

CORPORATE ITEMS

Corporate Items includes revenues and expenses that have not been allocated to the five business sectors, intercompany eliminations, the taxable-equivalent adjustment and the results of sold or discontinued businesses.

      Corporate Items includes $59 million of gains on hedges of anticipated foreign currency revenues and expenses. These gains were partially offset by the impact of exchange rate movements on reported revenues and expenses in the quarter. Corporate Items also includes revenues and expenses of $37 million and $47 million, respectively, in the first quarter of 1996, from custody and cash processing activities, previously exited by Morgan.

Client-focused activities by region

J.P. Morgan's clients are an increasingly global and diverse group of growing and established companies, governments and their agencies, and privately held firms, entrepreneurs, families, and individuals. We continue to broaden and deepen client relationships in North America; Latin America; Europe, Middle East, and Africa; and Asia Pacific. Regional results can be analyzed in a number of ways. In the table below, combined results for our client-focused business sectors are broken down by region responsible for managing the client relationship.

                                                 Europe,                  Total
                            North     Latin      Middle East   Asia       Client-
In millions                 America   America    and Africa    Pacific    Focused
---------------------------------------------------------------------------------

First Quarter 1997
Revenues                      $735       $136          $477       $211     $1,559
Expenses                       563         50           344        119      1,076
---------------------------------------------------------------------------------

Pretax Income                  172         86           133         92        483
---------------------------------------------------------------------------------

First Quarter 1996
Revenues                       680        135           552        165      1,532
Expenses                       493         46           298        103        940
---------------------------------------------------------------------------------

Pretax Income                  187         89           254         62        592
---------------------------------------------------------------------------------

The firm's management reporting system was used to determine the revenues and expenses attributable to each region. For finance and advisory products, this is the location of the client's head office; for most other products, it is based on the location where activity is transacted. Market-making revenues that cannot be specifically attributable to individual clients (i.e., gains/losses arising from client-related positions) and earnings on stockholders' equity are generally allocated based on the proportion of other regional revenues. Expenses are allocated based on the estimated cost associated with servicing the client base in the region.

North American client revenues for the first quarter increased 8% across all client-focused sectors, compared with the first quarter of 1996. Increases in market-making revenues in emerging markets and in equities and foreign exchange were partially offset by declines in fixed income revenues. Finance and advisory revenues were up on higher underwriting and loan syndication revenues. Asset management and servicing revenues were higher versus a year ago.

      Client revenues in Latin America were essentially unchanged in the first quarter of 1997, compared with the prior year first quarter, as higher finance and advisory revenues were offset by declines in market-making revenues.

      Client revenues in Europe declined 14% in the first quarter of 1997 from the first quarter of 1996. Market-making revenues in fixed income were lower with declines more than offsetting increases in other market-making activities. Asset management and servicing revenues increased, while finance and advisory revenues were down.

      Asia Pacific client revenues rose 28% over the same period in 1996, as each of the three client-focused sectors posted strong increases in revenues.

The following table summarizes business sector results for the full year and each of the four quarters of 1996. These amounts have been reclassified subsequent to the issuance of the 1996 Annual report to conform with the current presentation. Refer to Business Sector methodology on page 18.



                                               Asset        Total
                         Finance               Manage-      Client-       Equity    Proprietary   Total
                         and          Market   ment and     Focused       Invest-   Investing     Proprietary   Corporate    Consol-
In millions              Advisory     Making   Servicing    Activities    ments     and Trading   Activities    Items        idated
------------------------------------------------------------------------------------------------------------------------------------

First Quarter 1996

Total revenues             $  416     $  771      $  345        $1,532     $   66        $  215        $  281      $  (73)   $1,740
Total expenses                259        410         271           940          8            36            44         101     1,085

------------------------------------------------------------------------------------------------------------------------------------
Pretax income                 157        361          74           592         58           179           237        (174)      655

Second Quarter 1996

Total revenues                426        639         351         1,416        126           216           342           3     1,761
Total expenses                268        441         274           983          8            40            48          73     1,104

------------------------------------------------------------------------------------------------------------------------------------
Pretax income                 158        198          77           433        118           176           294         (70)      657

Third Quarter 1996

Total revenues                429        545         330         1,304         59           203           262         (17)    1,549
Total expenses                261        420         282           963          7            33            40         134     1,137

------------------------------------------------------------------------------------------------------------------------------------
Pretax income                 168        125          48           341         52           170           222        (151)      412

Fourth Quarter 1996

Total revenues                471        595         364         1,430         45           264           309          66     1,805
Total expenses                320        468         313         1,101         11            44            55          41     1,197

------------------------------------------------------------------------------------------------------------------------------------
Pretax income                 151        127          51           329         34           220           254          25       608

Full Year 1996

Total revenues              1,742      2,550       1,390         5,682        296           898         1,194         (21)    6,855
Total expenses              1,108      1,739       1,140         3,987         34           153           187         349     4,523

------------------------------------------------------------------------------------------------------------------------------------
Pretax income                 634        811         250         1,695        262           745         1,007        (370)    2,332

RISK MANAGEMENT

The major risks inherent in J.P. Morgan's businesses are market, liquidity, credit, and operating risk. Comprehensive risk management processes have been established to facilitate, control, and monitor risk-taking. These processes are built on a foundation of early identification and analytically rigorous measurement of risks by each of our businesses. Refer to the 1996 Annual report for further information.

Market Risk Profiles

The firm's primary measure of value at risk is referred to as "Daily Earnings at Risk" (DEaR). This measure takes into account numerous variables that may cause a change in the value of our portfolios, including interest rates, foreign exchange rates, securities and commodities prices, and their volatilities, as well as correlations among these variables. DEaR measures potential losses that are expected to occur within a 95% confidence level, implying that a loss might exceed DEaR approximately 5% of the time.

The following presents the market risk profiles for the firm for the twelve months ended March 31, 1997. The level of market risk, which is measured on a diversified basis, will vary with market factors, the level of client activity, and our expectations of price and market movements.

Aggregate Market Risk Activities

For the twelve months ended March 31, 1997, average DEaR for our aggregate trading and investing activities across all market risks was approximately $31 million and ranged from $24 million to $44 million, essentially unchanged from the twelve months ended December 31, 1996.

Trading Market Risk Activities

For the twelve months ended March 31, 1997, average DEaR for our trading activities was approximately $21 million and ranged from $12 million to $30 million. Such DEaR represented the combination of interest rate risk of approximately $15 million, foreign exchange rate risk of approximately $6 million, equities risk of approximately $5 million, commodity risk of approximately $4 million and all other market risks of approximately $7 million, offset by approximately ($16) million reflecting additional diversification among these risks. For the twelve months ended December 31, 1996, average DEaR for our trading activities was approximately $21 million and ranged from $13 million to $28 million.

We evaluate the reasonableness of DEaR by comparing DEaR to actual trading results. The number of occurrences where daily revenue fell short of expected daily results by amounts greater than related DEaR estimates was consistent with statistical expectations.

Proprietary Investing Activities

The primary sources of market risk associated with our proprietary investing activities relate to interest rate risk associated with fixed income securities and interest rate swaps and spread risk associated with our mortgage-backed securities portfolio. For the twelve month period ended March 31, 1997, average DEaR for proprietary investing activities was approximately $23 million and ranged from $16 million to $37 million. For the twelve months ended December 31, 1996, average DEaR for proprietary investing activities was approximately $22 million and ranged from $10 million to $37 million.

Due to the longer-term nature of our investing activities, we use a weekly time horizon to evaluate our risk estimates relative to total return. For the twelve month period ended March 31, 1997, the number of occurrences where total return fell short of expected weekly results by amounts greater than related weekly risk estimates was consistent with statistical expectations.

FINANCIAL REVIEW

REVENUES
Revenues totaled $1.833 billion in the first quarter of 1997, up 5% from $1.740 billion a year earlier.

      Net interest revenue, the aggregate of interest revenue and expense generated from the firm's client-focused and proprietary activities using a variety of asset, liability, and off-balance-sheet instruments, increased 14% to $450 million from the first quarter of 1996. This increase resulted from higher trading-related net interest revenue from our market-making activities, partially offset by a decline in net interest revenue from proprietary investing and trading positions as a result of the continuing maturity of higher-yielding investments, principally interest rate swaps.

      Trading revenue declined 8% to $697 million in the first quarter of 1997 from $758 million in the year-earlier quarter. The following table presents trading revenue, disaggregated by principal product groupings. Such revenue represents only a portion of the total revenues generated by the business activities discussed in the Business Sector Analysis, and does not include related Net interest revenue.

                          Fixed               Foreign     Commod-  Proprietary
In millions              Income   Equities   Exchange      ities      Trading     Total
---------------------------------------------------------------------------------------

First Quarter 1997         $346       $111       $120         $13         $107     $697

First Quarter 1996          533         94         68          34           29      758

Fourth Quarter 1996         273         69         84          10           76      512
---------------------------------------------------------------------------------------


Fixed income trading revenue declined to $346 million from $533 million in the year-earlier quarter, when revenues benefited from gains on positions arising from client-related swap transactions. Overall, the volume of client transactions grew in the first quarter of 1997, but the number of higher-yielding, customized transactions declined. Trading revenue from equities increased 18% to $111 million, as a result of strong demand in both the cash and derivative markets. Foreign exchange trading revenue increased to $120 million from $68 million a year ago, on strong client demand in active markets. Trading revenue from commodities was $13 million, down from $34 million in the first quarter of 1996. Proprietary trading revenue increased sharply to $107 million from a year ago, as most trading strategies produced higher returns.

    Investment banking revenue advanced 12% to $226 million in the first quarter of 1997, compared to a year ago. Underwriting revenue grew to $97 million from $65 million in the year-earlier quarter, as issuers took advantage of favorable market conditions. Advisory and syndication fees in the first quarter declined to $129 million from $136 million a year earlier. Lower advisory fees in the first quarter of 1997, compared to the first quarter of 1996, when fees from several large transactions were recorded, were partially offset by higher loan syndication revenues.

      Investment management revenue increased 17% to $184 million from a year ago, as assets under management rose due to net new business and, to a lesser extent, market appreciation. Assets under management at March 31, 1997 and March 31, 1996 were $214 billion and $186 billion, respectively.

    Fees and commissions of $148 million in the first quarter were essentially flat compared with the year earlier quarter, as increased equity commissions were offset by declines in futures and options brokerage revenue and fees from other operational services.

      Investment securities revenue declined $17 million to $61 million from $78 million in the 1996 first quarter, when gains were recognized from the sale of a large investment.

      Other revenue was $67 million in the first quarter, compared with $(1) million a year earlier. The 1997 first quarter includes $64 million ($59 million in Corporate Items) of gains on hedges of anticipated foreign currency revenues and expenses. These gains were partially offset by the impact of exchange rate movements on reported revenues and expenses in the quarter.

OPERATING EXPENSES

     Operating expenses were $1.191 billion in the first quarter, up 10% from a year ago. The increase reflects ongoing investments in areas targeted for growth, including investment banking, equities, investment management, and private client services, as well as higher levels of business activity.

      Management has initiated a firm-wide effort to respond to the technological challenges presented by the year 2000, and has begun to incur related costs, which include internal staffing and consulting services.
These costs will be incurred over the next three years, and are not expected to materially impact results of operations in any one given period.

      At March 31, 1997, staff totaled 15,483 employees compared with 15,431 employees at March 31, 1996.

      Income tax expense in the first quarter totaled $218 million, based on an effective tax rate of 34%, compared with 33% in the first quarter of 1996.


ASSETS

Total assets were $226 billion at March 31, 1997, compared with $222 billion at December 31, 1996.

      At March 31, 1997, the aggregate allowance for credit losses was $1.113 billion versus $1.116 billion at December 31, 1996. Nonperforming assets decreased to $110 million at March 31, 1997, from $120 million at December 31, 1996, as assets newly classified as nonperforming were more than offset by assets returned to performing status, repayments, and charge-offs. No provision for credit losses was deemed necessary in the 1997 first quarter.

FOREIGN-COUNTRY-RELATED OUTSTANDINGS

     Foreign-country-related outstandings represent outstandings to foreign borrowers that are denominated in U.S. dollars or currencies other than the borrower's local currency or, in the case of a guarantee, other than the guarantor's local currency. Outstandings include loans, interest-earning deposits with banks, investment securities, customers' acceptance liability, securities purchased under agreements to resell, trading account securities, accrued interest, and other monetary assets. Outstandings generally are distributed according to the location and category of the borrower. In the case of guaranteed outstandings or when tangible, liquid collateral is held and realizable outside the obligor's country, distribution is generally made according to the location and category of the guarantor or the location where the collateral is held and realizable. Countries in which J.P. Morgan's outstandings exceeded 1.0% of total assets at March 31, 1997, are listed in the following table.



    In millions                                 Cross-border outstandings
    --------------------------------------------------------------------------
    France                                                        $4,899
    United Kingdom                                                 3,087
    --------------------------------------------------------------------------

    At March 31, 1997, cross-border outstandings in Switzerland and Mexico were $2,118 and $2,090 (a), respectively, between 0.75% and 1.0% of total assets.

     (a) Not included in the Mexican cross-border outstandings above are United Mexican States (UMS) bonds, which are collateralized by U.S. Treasury Securities. If the book value of these bonds in excess of underlying collateral, which is discussed below, had been included, total Mexican cross-border outstandings would not have exceeded 1% of total assets at March 31, 1997.


The UMS bonds are collateralized as to principal by zero-coupon U.S. Treasury securities with a face value equal to the face value of the underlying bonds. The collateral, which will become available when the UMS bonds mature, is pledged to the holders of the bonds and is held by the Federal Reserve Bank of New York.


In millions                                            U.S. Treasury
                              UMS Bonds                Collateral
                 ---------------------------------------------------
                 Book         Face        Market       Fair
                 Value        Value       Value        Value

--------------------------------------------------------------------

March 31, 1997
Due in 2008       $22         $22         $22           $11
Due in 2019       162         190         162            38
--------------------------------------------------------------------

CAPITAL

                                        March 31   December 31      March 31
Dollars in billions                         1997          1996          1996
----------------------------------------------------------------------------

Total stockholders' equity               $ 11.2        $ 11.4        $ 10.8

Annualized rate of return on
  average common stockholders'
  equity (a)                               15.7%         15.3%         17.2%
As percent of period-end total
  assets:
  Common equity                             4.6           4.8           5.0
  Total equity                              4.9           5.2           5.3

Book value per common share              $54.05        $54.43        $51.57

Risk-based capital (b)
J.P. Morgan
Tier 1 risk-based capital               $  11.0       $  10.9        $  9.5
Total risk-based capital                   15.7          15.1          13.9
Risk adjusted assets                      127.1         123.9         113.8

Capital ratios  (b)
J.P. Morgan
Tier 1 ratio                                8.7%          8.8%          8.3%
Total ratio                                12.4          12.2          12.2
Leverage ratio                              5.9           5.9           6.2

Morgan Guaranty  (c)
Tier 1 ratio                                8.2%         8.2%           8.3%
Total ratio                                11.4         11.5           11.6
Leverage ratio                              5.5          5.3            5.8
----------------------------------------------------------------------------

(a) Represents the annualized rate of return on average common stockholders' equity for the three months ended March 31, 1997, December 31, 1996, and March 31, 1996.

(b) In accordance with Federal Reserve Board guidelines, the risk-based capital and leverage amounts and ratios exclude the equity, assets and off-balance sheet exposures of J.P. Morgan Securities Inc. and the effect of SFAS No. 115.

(c) In accordance with Federal Reserve Board guidelines, the ratios exclude the effect of SFAS No. 115. The March 31, 1996 ratios were restated to reflect the merger of J.P. Morgan Delaware with Morgan Guaranty Trust Company of New York, effective June 1996.


The capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators at March 31, 1997. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a "well capitalized" bank holding company and bank, respectively, at March 31, 1997.

At March 31, 1997, stockholders' equity included approximately $402 million of net unrealized appreciation on debt investment and marketable equity investment securities, net the related deferred tax liability of $227 million. This compares with $464 million of net unrealized appreciation at December 31, 1996, net the related deferred tax liability of $268 million. The net unrealized appreciation on debt investment securities was $243 million and $255 million at March 31, 1997 and December 31, 1996, respectively. The net unrealized appreciation on marketable equity investment securities was $386 million at March 31, 1997, and $477 million at December 31, 1996.

In January 1997, JPM Capital Trust II, a wholly owned subsidiary of J.P. Morgan, issued $400 million qualifying as tier 1 capital under Federal Reserve Board guidelines through an issue of 7.95% trust preferred securities due 2027.

The firm purchased $555 million of J.P. Morgan common stock in the open market during the first quarter of 1997, following the Board of Directors' December 1996 authorization of the purchase of up to $750 million of shares. The firm also continued its program of purchasing J.P. Morgan shares to lessen the dilutive impact on earnings per share of the firm's employee benefit plans.

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

-----------------------------------------------------------------------------------------------------------------------

In millions,                                                               Three months ended
Interest and average rates                   --------------------------------------------------------------------------
on a taxable-equivalent basis                 March 31, 1997                           March 31, 1996
                                             --------------------------------------------------------------------------
                                               Average                   Average       Average                  Average
                                               balance      Interest        rate       balance     Interest        rate
                                             --------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.         $   1,916     $      27         5.72%   $   1,795    $      27        6.05%

Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                1,429            26         7.38        1,017           19        7.51
    U.S. state and political
      subdivision                                1,466            42        11.62        1,694           49       11.63
    Other                                       17,781           285         6.50       16,680          270        6.51
Debt investment securities in offices
  outside the U.S. (a)                           4,776            75         6.37        4,907           74        6.07
Trading account assets:
    In offices in the U.S.                      21,910           351         6.50       17,307          250        5.81
    In offices outside the U.S.                 41,125           721         7.11       26,913          506        7.56
Securities purchased under agreements
  to resell and federal funds sold,
  mainly in offices in the U.S.                 37,822           455         4.88       41,760          577        5.56
Securities borrowed in offices in
  the U.S.                                      30,878           383         5.03       20,773          263        5.09
Loans:
    In offices in the U.S.                       4,978            97         7.90        6,678          112        6.75
    In offices outside the U.S.                 23,724           371         6.34       20,648          332        6.47
Other interest-earning assets (b):
    In offices in the U.S.                         764            20          *          1,140           33         *
    In offices outside the U.S.                    947            59          *          1,294           65         *

-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  189,516         2,912         6.23      162,606        2,577        6.37
Allowance for credit losses (c)                   (915)                                 (1,130)
Cash and due from banks                          1,203                                   1,253
Other noninterest-earning assets                46,275                                  42,107
-----------------------------------------------------------------------------------------------------------------------
Total assets                                   236,079                                 204,836
-----------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended March 31, 1997 and 1996.

(a) For the three months ended March 31, 1997 and 1996, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

(c) Average amount at March 31, 1997 is based on the portions of the aggregate allowance for credit losses related only to loans and trading account assets. See Note 10, Aggregate Allowance for Credit Losses, on page 14. Average amount at March 31, 1996 is based on the aggregate allowance for credit losses.

*  Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

-----------------------------------------------------------------------------------------------------------------------

In millions,                                                               Three months ended
Interest and average rates                   --------------------------------------------------------------------------
on a taxable-equivalent basis                 March 31, 1997                           March 31, 1996
                                             --------------------------------------------------------------------------
                                               Average                   Average       Average                  Average
                                               balance      Interest        rate       balance     Interest        rate
                                             --------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                   $  8,825      $    120          5.51%   $  1,930     $     23         4.79%
    In offices outside the U.S.                46,025           543          4.78      45,551          627         5.54
Trading account liabilities:
    In offices in the U.S.                      9,365           164          7.10       7,925          117         5.94
    In offices outside the U.S.                11,804           193          6.63      11,644          176         6.08
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                   67,857           876          5.24      59,322          787         5.34
Commercial paper, mainly in offices
    in the U.S.                                 4,297            58          5.47       3,685           51         5.57
Other interest-bearing liabilities:
    In offices in the U.S.                     15,428           223          5.86      13,385          192         5.77
    In offices outside the U.S.                 3,656            51          5.66       1,932           46         9.58
Long-term debt,
    mainly in offices in the U.S.              13,799           195          5.73       9,430          139         5.93
Company obligated mandatorily
    redeemable preferred securities of
    subsidiaries                                1,003            19          7.68
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            182,059         2,442          5.44     154,804        2,158         5.61
Noninterest-bearing deposits:
    In offices in the U.S.                      1,217                                   3,019
    In offices outside the U.S.                   126                                   1,098
Other noninterest-bearing
  liabilities                                  41,282                                  35,239

-----------------------------------------------------------------------------------------------------------------------
Total liabilities                             224,684                                 194,160
Stockholders' equity                           11,395                                  10,676
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                      236,079                                 204,836
Net yield on interest-earning assets                                         1.01                                  1.03
-----------------------------------------------------------------------------------------------------------------------
Net interest earnings                                           470                                    419
-----------------------------------------------------------------------------------------------------------------------

DERIVATIVES USED FOR PURPOSES OTHER-THAN-TRADING

     The objective of J.P. Morgan's investing activities is to create longer-term value through the management of interest rate risk related to J.P. Morgan's nontrading assets, liabilities, and off-balance-sheet activities. J.P. Morgan utilizes a variety of financial instruments, including derivatives, in an integrated manner to achieve these objectives. Additional information on derivatives used for purposes other-than-trading, primarily interest rate swaps, is provided below. For more information about investing activities, see Note 7 to the consolidated financial statements, Off-balance-sheet financial instruments.

     The table below summarizes maturities and weighted-average interest rates to be received and paid on U.S. dollar and non-U.S. dollar interest rate swaps used for purposes other-than-trading at March 31, 1997. The majority of nontrading interest rate swaps, as presented below, are risk-adjusting swaps. Also included in the table are swaps designated as hedges or used to modify the interest rate characteristics of assets and liabilities. Variable rates presented are generally based on the London Interbank Offered Rate (LIBOR) in effect on the swaps at March 31, 1997, and reset at predetermined dates. The table was prepared under the assumption that these variable interest rates remain constant. The variable interest rates to be received or paid will change to the extent that rates fluctuate. Such changes may be substantial.

      Not included in the table below are other derivatives used for purposes other-than-trading, such as currency swaps, basis swaps, foreign exchange contracts, interest rate futures, forward rate agreements, debt securities forwards, and purchased options, totaling $61.2 billion at March 31, 1997. The contractual maturities of these derivative contracts are primarily less than one year.

By expected maturities

--------------------------------------------------------------------------------------------
                                      After     After     After     After
                                        one       two     three      four
                                       year     years     years     years
                           Within       but       but       but       but     After
                              one    within    within    within    within      five
Dollars in billions          year       two     three      four      five     years    Total
--------------------------------------------------------------------------------------------

INTEREST RATE SWAPS -
  U.S. DOLLAR
Receive fixed
  swaps
Notional amount             $25.0      $6.8      $4.4      $3.1      $1.5     $12.4    $53.2
Weighted average:
   Receive rate               5.7%      6.9%      7.0%      6.2%      7.1%      6.3%     6.2%
   Pay rate                   5.6       5.5       5.8       5.6       5.6       5.6      5.6

Pay fixed swaps
Notional amount             $22.8      $8.8      $3.8      $8.4      $4.3     $10.0    $58.1
Weighted average:
   Receive rate               5.6%      5.5%      5.6       5.6%      5.6%      5.6%     5.6%
   Pay rate                   5.0       5.9       6.9       6.0       6.8       6.8      5.8

INTEREST RATE SWAPS -
  NON-U.S. DOLLAR
Receive fixed
  swaps
Notional amount             $28.7      $9.9      $7.9      $6.1      $3.3      $5.4    $61.3
Weighted average:
   Receive rate               5.3%      5.8%      6.6%      6.0%      6.7%      6.9%     5.8%
   Pay rate                   3.1       3.2       3.9       3.4       3.5       3.6      3.3

Pay fixed swaps
Notional amount             $20.7      $9.9      $7.9      $5.8      $2.3      $4.4    $51.0
Weighted average:
   Receive rate               3.4%      3.1%      3.9%      3.6%      3.4%      3.4%     3.4%
   Pay rate                   6.0       5.5       6.4       6.4       7.1       7.2      6.2
----------------------------------------------------------------------------------------------
Total notional amount       $97.2     $35.4     $24.0     $23.4     $11.4     $32.2   $223.6
----------------------------------------------------------------------------------------------

Not included in the table above are $3.2 billion and $6.3 billion of notional amounts related to currency swaps and basis swaps, respectively.

QUARTERLY CONSOLIDATED STATEMENT OF INCOME RECLASSIFICATIONS
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------

Below are revenues for each of the four quarters of 1996, prepared in conformity with the presentation adopted in the J.P. Morgan & Co. Incorporated 1996 Annual Report.

In millions                                           Three months ended
                                       -------------------------------------------------
                                       March 31     June 30  September 30   December 31
                                           1996        1996          1996          1996
                                       -------------------------------------------------
NET INTEREST REVENUE
Interest revenue                         $2,554      $2,559        $2,675        $2,925
Interest expense                          2,158       2,162         2,250         2,441

----------------------------------------------------------------------------------------
Net interest revenue                        396         397           425           484

NONINTEREST REVENUE
Trading revenue                             758         697           510           512
Investment banking revenue                  201         210           233           277
Investment management revenue               157         172           164           182
Fees and commissions                        151         142           137           152
Investment securities revenue                78          72            68            84
Other revenue                                (1)         71            12           114

----------------------------------------------------------------------------------------
Total noninterest revenue                 1,344       1,364         1,124         1,321

Total revenue                             1,740       1,761         1,549         1,805

Part II

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SUMMARY OF J.P. MORGAN'S ANNUAL MEETING

The 1997 annual meeting of stockholders of J.P. Morgan & Co. Incorporated was held on Wednesday, May 14, 1997 at the company's 60 Wall Street headquarters; 87.06% of the 181,998,937 shares of common stock outstanding and eligible to be voted was represented either in person or by proxy, constituting a quorum. Douglas A. Warner III, Chairman of the Board, presided.

The stockholders took the following actions:

1. Elected all 14 nominees to one-year terms as members of the Board of Directors. The directors are:

                                                                               Percent
                                                                                    of
                                                   Percent of        Shares     shares
Director                    Shares in favor     shares voting      Withheld     voting
--------------------------------------------------------------------------------------
Douglas A. Warner III   *   157,422,326            99.36%           1,018,565    0.64%
Riley P. Bechtel            157,435,315            99.37%           1,005,576    0.63%
Martin Feldstein            157,436,739            99.37%           1,004,152    0.63%
Hanna H. Gray               157,441,173            99.37%             999,718    0.63%
James R. Houghton           157,422,968            99.36%           1,017,923    0.64%
James L. Ketelsen           157,428,245            99.36%           1,012,646    0.64%
John A. Krol                157,440,055            99.37%           1,000,836    0.63%
Roberto G. Mendoza      **  157,416,423            99.35%           1,024,468    0.65%
Michael E. Patterson    **  157,483,228            99.40%             957,663    0.60%
Lee R. Raymond              157,405,451            99.35%           1,035,440    0.65%
Richard D. Simmons          157,433,783            99.36%           1,007,108    0.64%
Kurt F. Viermetz        **  157,444,799            99.37%             996,092    0.63%
Dennis Weatherstone         157,429,503            99.36%           1,011,388    0.64%
Douglas C. Yearley          157,477,753            99.39%             963,138    0.61%

*     Chairman of the Board
**    Vice Chairman of the Board

2. Approved the appointment of Price Waterhouse LLP as independent accountants to perform auditing functions during 1997. There were 157,722,726 shares in favor, or 99.55% of shares voting; 276,352 shares against, or 0.17% of shares voting; 441,813 shares abstained; and no shares reflecting broker nonvotes.

3. Defeated the stockholder proposal relating to cumulative voting. There were 104,863,326 shares against, or 77.19% of shares voting; 28,138,404 shares for, or 20.71% of shares voting; 2,849,858 shares abstained; and 22,589,303 shares reflecting broker nonvotes.

4. Defeated the stockholder proposal relating to director term limits. There were 129,855,239 shares against, or 95.59% of shares voting; 3,589,785 shares for, or 2.64% of shares voting; 2,404,930 shares abstained; and 22,590,937 shares reflecting broker nonvotes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           12.   Statement re computation of ratios

           27.   Financial data schedule

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997:

           January 13, 1997 (Items 5 and 7)
            Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month and twelve-month periods ended December 31, 1996.

           January 30, 1997 (Items 5 and 7)
            Reported the issuance by J.P. Morgan of a series of 5.00% Exchangeable Notes due January 22, 1999,(the "Autozone MEDS"),the principal amounts of which at maturity are mandatorily exchangeable into the common stock of Autozone Inc.

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



DATE:  May 15, 1997

                                LIST OF EXHIBITS


EXHIBIT

12.              Statement re computation of ratios
27.              Financial data schedule