Form 10-Q
period 1997-06-30
MORGAN J P & CO INC
filed 1997-08-14
CIK 68100

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         J.P. MORGAN & CO. INCORPORATED
             (Exact name of registrant as specified in its charter)

              Delaware                     1-5885                13-2625764
(State or other jurisdiction of         (Commission           (I.R.S. Employer
 incorporation or organization)         File Number)         Identification No.)


     60 Wall Street, New York, NY                                   10260-0060
(Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (212) 483-2323

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

 Number of shares outstanding of each of the registrant's classes of common stock at July 31, 1997:

Common Stock, $2.50 Par Value                             178,909,966 Shares

================================================================================

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following financial statement information for the three and six months ended June 30, 1997, is set forth within this document on the pages indicated:

                                                                         Page
     Three-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated.  .  .  .  .  .  .  .  .  .  .  .  .   3

     Six-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated  .  .   .  .  .  .  .  .  .  .  .  .   4

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated   .  .  .  .  .  .  .  .  .  .  .  .   5

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated   .  .  .  .  .  .  .  .  .  .  .  .   6

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated  .  .  .  .  .  .  .  .  .  .  .  .    7

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York .  .  .  .  .  .  .  .  .   8

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated  .  .  .  .  .  .  .  .  .  .  .  .    9-16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

        Financial highlights .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   17

        Business sector analysis .  .  .  .  .  .  .  .  .  .  .  .  .  .  18-22

        Risk management  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    23

        Financial review  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   24-27

        Consolidated average balances and net interest earnings .  .  .    28-31

        Derivatives used for purposes other-than-trading .  .  .  .  .  .  32

PART II -- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K  .  .  .  .  .  .  .  .  .  .  .  33

SIGNATURES .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   34

PART I
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
---------------------------------------- --------------------------------------------------------------------------------------
In millions, except per share data                                        Three months ended
                                         --------------------------------------------------------------------------------------
                                                             June 30                      June 30                    Increase/
                                                                1997                         1996                   (Decrease)
                                         --------------------------------------------------------------------------------------
NET INTEREST REVENUE
Interest revenue                                              $3,029                       $2,559                          $470
Interest expense                                               2,534                        2,162                           372
---------------------------------------- ---------------------------- ---------------------------- ----------------------------
Net interest revenue                                             495                          397                            98


NONINTEREST REVENUE
Trading revenue                                                  477                          697                          (220)
Investment banking revenue                                       294                          210                            84
Investment management revenue                                    199                          172                            27
Fees and commissions                                             156                          142                            14
Investment securities revenue                                    114                           72                            42
Other revenue                                                     56                           71                           (15)
---------------------------------------- ---------------------------- ---------------------------- ----------------------------
Total noninterest revenue                                      1,296                        1,364                           (68)

Total revenue                                                  1,791                        1,761                            30

OPERATING EXPENSES
Employee compensation and
  benefits                                                       734                          737                            (3)
Net occupancy                                                    104                           76                            28
Technology and communications                                    240                          158                            82
Other expenses                                                   163                          133                            30
---------------------------------------- ---------------------------- ---------------------------- ----------------------------
Total operating expenses                                       1,241                        1,104                           137

Income before income taxes                                       550                          657                          (107)
Income taxes                                                     176                          217                           (41)
---------------------------------------- ---------------------------- ---------------------------- ----------------------------
Net income                                                       374                          440                           (66)

PER COMMON SHARE
Net income (a)                                                 $1.85                        $2.14                        ($0.29)
Dividends declared                                              0.88                         0.81                          0.07
---------------------------------------- ---------------------------- ---------------------------- ----------------------------

(a) Earnings per share amounts represent both primary and fully diluted earnings per share, except for the three months ended June 30, 1997. Fully diluted earnings per share for the three months ended June 30, 1997 were $1.84.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
------------------------------------------------------------------------------------------------------------------------------
In millions, except per share data                                         Six months ended
                                         -------------------------------------------------------------------------------------
                                                             June 30                     June 30                    Increase/
                                                                1997                        1996                   (Decrease)
                                         -------------------------------------------------------------------------------------
NET INTEREST REVENUE
Interest revenue                                              $5,921                      $5,113                         $808
Interest expense                                               4,976                       4,320                          656
------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                             945                         793                          152


NONINTEREST REVENUE
Trading revenue                                                1,174                       1,455                         (281)
Investment banking revenue                                       520                         411                          109
Investment management revenue                                    383                         329                           54
Fees and commissions                                             304                         293                           11
Investment securities revenue                                    175                         150                           25
Other revenue                                                    123                          70                           53
---------------------------------------- ---------------------------- --------------------------- ----------------------------
Total noninterest revenue                                      2,679                       2,708                          (29)

Total revenue                                                  3,624                       3,501                          123

OPERATING EXPENSES
Employee compensation and
  benefits                                                     1,500                       1,467                           33
Net occupancy                                                    177                         149                           28
Technology and communications                                    443                         316                          127
Other expenses                                                   312                         257                           55
---------------------------------------- ---------------------------- --------------------------- ----------------------------
Total operating expenses                                       2,432                       2,189                          243

Income before income taxes                                     1,192                       1,312                         (120)
Income taxes                                                     394                         433                          (39)
---------------------------------------- ---------------------------- --------------------------- ----------------------------
Net income                                                       798                         879                          (81)

PER COMMON SHARE
Net income (a)                                                 $3.89                       $4.28                       ($0.39)
Dividends declared                                              1.76                        1.62                         0.14
---------------------------------------- ---------------------------- --------------------------- ----------------------------

(a) Earnings per share amounts represent both primary and fully diluted earnings per share, except for the six months ended June 30, 1996. Fully diluted earnings per share were $4.27 for the six months ended June 30, 1996.

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------------------------------------------------
In millions, except  per share data                                                    June 30                 December 31
                                                                                          1997                        1996
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                             $      752                      $  906
Interest-earning deposits with banks                                                     2,054                       1,908
Debt investment securities available-for-sale carried at fair value (cost:
   $24,642 at June 1997 and $24,610 at December 1996)                                   24,936                      24,865
Trading account assets, net of allowance for credit losses of $350                     105,825                      90,980
Securities purchased under agreements to resell ($36,425 at June 1997
   and $32,455 at December 1996) and federal funds sold                                 36,425                      32,505
Securities borrowed                                                                     37,837                      27,931
Loans, net of allowance for credit losses of $560 at June 1997
  and $566 at December 1996                                                             28,734                      27,554
Customers' acceptance liability                                                            175                         212
Accrued interest and accounts receivable                                                 4,446                       3,789
Premises and equipment                                                                   3,194                       3,137
Less: accumulated depreciation                                                           1,353                       1,272
--------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                              1,841                       1,865
Other assets                                                                             7,465                       9,511
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                           250,490                     222,026
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
   In offices in the U.S.                                                                1,235                       1,501
   In offices outside the U.S.                                                             641                         708
Interest-bearing deposits:
   In offices in the U.S.                                                                9,274                       7,103
   In offices outside the U.S.                                                          45,827                      43,412
--------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                          56,977                      52,724
Trading account liabilities                                                             59,436                      50,919
Securities sold under agreements to repurchase ($64,322 at June 1997
   and $56,117 at December 1996) and federal funds purchased                            67,464                      61,429
Commercial paper                                                                         4,289                       4,132
Other liabilities for borrowed money                                                    19,615                      19,948
Accounts payable and accrued expenses                                                    7,025                       5,935
Liability on acceptances                                                                   175                         212
Long-term debt not qualifying as risk-based capital                                     14,890                       9,411
Other liabilities, including allowance for credit losses of $200                         4,000                       1,442
--------------------------------------------------------------------------------------------------------------------------
                                                                                       233,871                     206,152
Long-term debt qualifying as risk-based capital                                          4,121                       3,692
Company-obligated mandatorily redeemable preferred securities
   of subsidiaries                                                                       1,150                         750
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      239,142                     210,594
STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,400,000)
  Adjustable rate cumulative preferred stock, $100 par value
   (issued and outstanding: 2,444,300)                                                     244                         244
  Variable cumulative preferred stock,  $1,000 par value (issued and
    outstanding: 250,000)                                                                  250                         250
  Fixed cumulative preferred stock, $500 par value (issued and
    outstanding:  400,000)                                                                 200                         200
Common stock, $2.50 par value (authorized shares: 500,000,000;
    issued: 200,689,973 at June 1997 and 200,688,123 at December 1996)                     502                         502
Capital surplus                                                                          1,402                       1,446
Retained earnings                                                                        9,085                       8,635
Net unrealized gains on investment securities, net of taxes                                518                         464
Other                                                                                      968                         826
--------------------------------------------------------------------------------------------------------------------------
                                                                                        13,169                      12,567
Less: treasury stock (21,633,098 shares at June 1997 and 15,765,455
    shares at December 1996) at cost                                                     1,821                       1,135
--------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              11,348                      11,432
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             250,490                     222,026
--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                                   Six months ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30                  June 30
                                                                                                 1997                     1996
--------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Adjustable rate cumulative preferred stock balance, January 1 and June 30                     $ 244                    $   244
Variable cumulative preferred stock balance, January 1 and June 30                              250                        250
Fixed cumulative preferred stock:
    Balance, January 1                                                                          200                         -
    Shares issued                                                                                 -                        200
--------------------------------------------------------------------------------------------------------------------------------
Total preferred stock, June 30                                                                  694                        694
--------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and June 30                                                                  502                        502
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                                            1,446                      1,430
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and conversion of debentures and income tax
  benefits associated with stock options                                                       (44)                          5
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                              1,402                      1,435
--------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                                            8,635                      7,731
Net income                                                                                      798                        879
Dividends declared on preferred stock                                                           (18)                       (15)
Dividends declared on common stock                                                             (318)                      (303)
Dividend equivalents on common stock issuable                                                   (12)                       (11)
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                              9,085                      8,281
-------------------------------------------------------------------------------------------------------------------------------
NET UNREALIZED GAINS ON INVESTMENT SECURITIES, NET OF TAXES
Balance, January 1                                                                              464                        566
Net change in unrealized gains, net of taxes                                                     54                       (199)
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                                518                        367
-------------------------------------------------------------------------------------------------------------------------------
OTHER
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                                              838                        556
Deferred stock awards, net                                                                      144                        133
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                                982                        689
-------------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION
Balance, January 1                                                                              (12)                        (4)
Translation adjustments                                                                          (3)                         2
Income tax benefit (expense)                                                                      1                         (1)
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                                (14)                        (3)
-------------------------------------------------------------------------------------------------------------------------------
Total Other, June 30                                                                            968                        686
-------------------------------------------------------------------------------------------------------------------------------
LESS: TREASURY STOCK
Balance, January 1                                                                            1,135                        824
Purchases                                                                                     1,016                        291
Shares distributed under various employee benefit plans                                        (330)                      (181)
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                              1,821                        934
-------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity, June 30                                                          11,348                     11,031
-------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated
------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                        Six months ended
------------------------------------------------------------------------------------------------------------------------
                                                                                  June 30                     June 30
                                                                                     1997                        1996
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                        $  798                        $  879
Adjustments to reconcile to cash used in operating activities:
   Noncash items: depreciation, amortization, deferred income tax,
       stock award plans, and write-downs of investment securities                   423                           422
   (Increase) decrease in assets:
       Trading account assets                                                    (14,891)                           11
       Securities purchased under agreements to resell                            (3,980)                       (4,336)
       Securities borrowed                                                        (9,906)                       (5,790)
       Accrued interest and accounts receivable                                     (658)                         (200)
   Increase (decrease) in liabilities:
       Trading account liabilities                                                 8,485                        (1,038)
       Securities sold under agreements to repurchase                              8,197                        10,797
       Accounts payable and accrued expenses                                       1,025                           693
   Other changes in operating assets and liabilities, net                          2,189                        (5,066)
   Net investment securities gains included in cash
          flows from investing activities                                           (205)                         (164)
-------------------------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                                 (8,523)                       (3,792)
------------------------------------------------------------------------------------------------------------------------
(Increase) decrease in interest-earning deposits with banks                         (147)                          559
Debt investment securities:
     Proceeds from sales                                                          13,242                        16,666
     Proceeds from maturities, calls, and mandatory redemptions                    1,918                         4,802
     Purchases                                                                   (15,389)                      (21,025)
(Increase) decrease in federal funds sold                                             50                           (56)
Increase in loans                                                                 (1,208)                       (6,139)
Payments for premises and equipment                                                  (72)                          (72)
Other changes, net                                                                   642                         1,174
------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                                   (964)                       (4,091)
------------------------------------------------------------------------------------------------------------------------
Decrease in noninterest-bearing deposits                                            (333)                       (1,375)
Increase in interest-bearing deposits                                              4,568                         3,380
Decrease in federal funds purchased                                               (2,170)                         (786)
Increase in commercial paper                                                         157                         2,301
Other liabilities for borrowed money:
     Proceeds                                                                     14,067                        11,708
     Payments                                                                    (13,615)                      (11,043)
Long-term debt:
     Proceeds                                                                      7,552                         1,152
     Payments                                                                     (1,433)                         (391)
Proceeds from issuance of Company-obligated mandatorily
     redeemable preferred  securities of subsidiary                                  400                           -
Capital stock:
     Issued or distributed                                                           181                           200
     Purchased                                                                    (1,016)                         (291)
Dividends paid                                                                      (340)                         (317)
Other changes, net                                                                 1,337                         2,467
-------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                              9,355                         7,005
------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                           (22)                           (6)
------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                 (154)                         (884)
Cash and due from banks at December 31, 1996 and 1995                                906                         1,535
-------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at June 30, 1997 and 1996                                    752                           651
------------------------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                     $4,745                        $4,180
     Income taxes                                                                    479                           413
-------------------------------------------------------------------------------------------------------------------------

 See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30              December 31
In millions, except per share data                                                                1997                     1996
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                     $      718               $      920
Interest-earning deposits with banks                                                             2,056                    1,910
Debt investment securities available-for-sale carried at fair value                             23,827                   23,510
Trading account assets, net of allowance for credit losses of $350                              84,442                   72,549
Securities purchased under agreements to resell and federal funds sold                          26,831                   21,081
Securities borrowed                                                                             11,637                    6,681
Loans, net of allowance for credit losses of $558 at June 1997
  and $565 at December 1996                                                                     28,560                   27,378
Customers' acceptance liability                                                                    175                      212
Accrued interest and accounts receivable                                                         3,429                    3,470
Premises and equipment                                                                           2,858                    2,812
Less: accumulated depreciation                                                                   1,185                    1,116
--------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                      1,673                    1,696
Other assets                                                                                     5,144                    5,406
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                   188,492                  164,813
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                                         1,235                    1,495
  In offices outside the U.S.                                                                      662                      749
Interest-bearing deposits:
  In offices in the U.S.                                                                         9,285                    7,114
  In offices outside the U.S.                                                                   46,711                   43,716
--------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                  57,893                   53,074
Trading account liabilities                                                                     49,908                   44,039
Securities sold under agreements to repurchase
  and federal funds purchased                                                                   35,061                   30,787
Other liabilities for borrowed money                                                            12,678                   13,215
Accounts payable and accrued expenses                                                            5,063                    4,203
Liability on acceptances                                                                           175                      212
Long-term debt not qualifying as risk-based capital
  (includes $1,081 at June 1997 and $942 at
  December 1996 of notes payable to J.P. Morgan)                                                11,500                    5,436
Other liabilities, including allowance for credit losses of $200                                 3,257                      977
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               175,535                  151,943
Long-term debt qualifying as risk-based capital
  (includes $2,658 at June 1997 and $2,780
  at December 1996 of notes payable to J.P. Morgan)                                              2,817                    2,979
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                              178,352                  154,922

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares: 2,500,000)                                      -                         -
Common stock, $25 par value (authorized shares: 11,000,000; outstanding 10,599,027)                265                      265
Surplus                                                                                          3,155                    3,155
Undivided profits                                                                                6,578                    6,334
Net unrealized gains on investment securities, net of taxes                                        156                      149
Foreign currency translation                                                                       (14)                     (12)
--------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                      10,140                    9,891
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                     188,492                  164,813
--------------------------------------------------------------------------------------------------------------------------------

Member of the Federal Reserve System and the Federal Deposit Insurance Corporation.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplementary to notes in the 1996 Annual report to stockholders

1.   BASIS OF PRESENTATION

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Management consults with its independent accountants on significant accounting and reporting matters that arise during the year.

2.   ACCOUNTING DEVELOPMENTS

Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and related pronouncements, and replaces the computations of primary and fully diluted earnings per share (EPS) with basic and diluted EPS, respectively. Basic EPS is computed by dividing income available to common stockholders by the period's weighted-average number of common shares outstanding, which includes contingently issuable shares where all necessary conditions for issuance have been satisfied. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares that were outstanding during the period. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Basic EPS and diluted EPS, computed using SFAS No. 128, for the three months ended June 30, 1997, were approximately $1.98 and $1.85, respectively. For the six months ended June 30, 1997, basic EPS and diluted EPS were approximately $4.17 and $3.89, respectively.

3.   INTEREST REVENUE AND EXPENSE

An analysis of interest revenue and expense derived from on-and off-balance-sheet financial instruments is presented in the table below. Interest revenue and expense associated with derivative financial instruments, such as swaps, forwards, futures, options, and debt securities forwards, used as hedges or to modify the interest rate characteristics of assets and liabilities, is attributed to and included with the related balance sheet instrument. Net interest revenue associated with risk-adjusting swaps that are used to meet longer-term investment objectives, including the maximization of net interest revenue, is not attributed to a specific balance sheet instrument, but is included in the Other sources caption in the table below.

                                                                 Second quarter                    Six months
In millions                                                    1997          1996           1997               1996
----------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks                                        $     46       $    24       $     73           $     51
Debt investment securities (a)                                  387           396            799                790
Trading account assets                                        1,014           682          2,085              1,437
Securities purchased under agreements
  to resell and federal funds sold                              504           593            959              1,170
Securities borrowed                                             444           318            827                581
Loans                                                           494           440            959                880
Other sources, primarily risk-adjusting swaps                   140           106            219                204
----------------------------------------------------------------------------------------------------------------------
Total interest revenue                                        3,029         2,559          5,921              5,113
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                        670           619          1,333              1,269
Trading account liabilities                                     398           306            755                599
Securities sold under agreements to
  repurchase and federal funds purchased                        853           798          1,729              1,585
Other borrowed money                                            336           303            668                592
Long-term debt                                                  256           136            451                275
Trust preferred securities                                       21             -             40                  -
----------------------------------------------------------------------------------------------------------------------
Total interest expense                                        2,534         2,162          4,976              4,320
----------------------------------------------------------------------------------------------------------------------
Net interest revenue                                            495           397            945                793
----------------------------------------------------------------------------------------------------------------------

 (a) Interest revenue from debt investment securities included taxable revenue of $364 million and $749 million and revenue exempt from U.S. income taxes of $23 million and $50 million for the three months and six months ended June 30, 1997, respectively. Interest revenue from debt investment securities included taxable revenue of $370 million and $733 million and revenue exempt from U.S. income taxes of $26 million and $57 million for the three months and six months ended June 30, 1996.

For the three months and six months ended June 30, 1997, net interest revenue associated with derivatives used for purposes other-than-trading was approximately $75 million and $110 million respectively, compared with approximately $25 million and $65 million for the three months and six months ended June 30, 1996. At June 30, 1997, approximately $215 million of net deferred losses on closed derivative contracts used for purposes other-than-trading were recorded on the consolidated balance sheet. Such amount is primarily composed of net deferred losses on closed hedge contracts included in the amortized cost of the debt investment portfolio. As discussed in Note 5 to the consolidated financial statements, Investment securities, the net unrealized appreciation associated with the debt investment portfolio was $294 million at June 30, 1997. The amount of net deferred gains or losses on closed derivative contracts will change from period to period, primarily due to amortization of such amounts into net interest revenue and the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred losses on closed derivative contracts at June 30, 1997, are expected to amortize into Net interest revenue as follows: $30 million - remainder of 1997; $60 million in 1998; $40 million in 1999; $40 million in 2000; $25 million in 2001; $10 million in 2002; and approximately $10 million thereafter.

4.   TRADING REVENUE

Trading revenue disaggregated by principal product groupings for the three months and six months ended June 30, 1997 and 1996, is presented in the following table. For additional information, which reflects the integrated nature of the firm's activities, refer to the Business Sector Analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                         Second Quarter                 Six months
In millions                            1997          1996           1997          1996
-----------------------------------------------------------------------------------------
Fixed Income                           $250           $331         $ 596         $ 864
Equities                                170            124           281           218
Foreign Exchange                         72            109           192           177
Commodities                               2              5            15            39
Proprietary Trading                     (17)           128            90           157
-----------------------------------------------------------------------------------------
Trading revenue                         477            697         1,174         1,455
-----------------------------------------------------------------------------------------

5.   INVESTMENT SECURITIES

Debt investment securities

A comparison of the cost and carrying values of debt investment securities available-for-sale and carried at fair value at June 30, 1997, follows.

                                                                      Gross                 Gross             Fair and
                                                                 unrealized            unrealized             carrying
In millions                                      Cost                 gains                losses                value
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                $  1,635            $       70            $      (4)             $  1,701
U.S. government agency,
  principally mortgage-backed                  17,459                   117                  (62)               17,514
U.S. state and political subdivision            1,266                   168                  (13)                1,421
U.S. corporate and bank debt                      480                     1                    -                   481
Foreign government                              1,413                    29                   (9)                1,433
Foreign corporate and bank debt                 2,278                    14                  (18)                2,274
Other                                             111                     1                    -                   112
-------------------------------------------------------------------------------------------------------------------------
Total debt investment securities               24,642                   400                 (106)               24,936
-------------------------------------------------------------------------------------------------------------------------

The gross unrealized gains and losses shown in the table above include the effects of any related hedge. For additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities, see Note 7 to the consolidated financial statements, Off-balance-sheet financial instruments.

The following table presents the realized components of Investment securities revenue related to the debt investment securities portfolio during the three and six months ended June 30, 1997 and 1996.

                                                          Second quarter                  Six months
In millions                                             1997          1996            1997          1996
-------------------------------------------------------------------------------------------------------------
Gross realized gains from sales                        $  8          $ 16            $ 46          $ 117
Gross realized losses from sales                         (7)          (67)            (33)          (156)
-------------------------------------------------------------------------------------------------------------
Net debt investment securities gains (losses)             1           (51)             13            (39)
-------------------------------------------------------------------------------------------------------------

Equity investment securities
Net realized gains on the sale of equity investment securities during the quarters ended June 30, 1997 and 1996 of $124 million and $118 million, respectively, are reflected in Investment securities revenue. For the 1997 period, this represents gross realized gains of $127 million and write-downs of $3 million. For the 1996 period, this represents gross realized gains of $130 million and write-downs of $12 million.

     Net realized gains on the sale of equity investment securities during the six months ended June 30, 1997 and 1996 were $179 million and $182 million, respectively. For the 1997 period, this represents gross realized gains of $192 million and write-downs of $13 million. For the 1996 period, this represents gross realized gains of $203 million and write-downs of $21 million.

     Gross unrealized gains and losses as well as a comparison of the cost, fair value, and carrying value of marketable equity investment securities available-for-sale at June 30, 1997, follows.

                                                                 Gross                  Gross               Fair and
                                                            unrealized             unrealized               carrying
In millions                             Cost                     gains                 losses                  value
----------------------------------------------------------------------------------------------------------------------------
 June 30, 1997                          $305                      $536                  $ (2)                   $839
----------------------------------------------------------------------------------------------------------------------------

Nonmarketable equity investment securities and securities held in Small Business Investment Companies, with a carrying value of $554 million, had an estimated fair value of $626 million at June 30, 1997.

6.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets, before taking into consideration the allowance for credit losses, and trading account liabilities at June 30, 1997, and the average balance for the three and six-months ended June 30, 1997.

                                              Carrying                             Average
                                                Value                              Balance
                                        --------------------    ---------------------------------------------
                                               June 30          Second quarter                 Six months
In millions                                       1997                    1997                       1997
-------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS (a)
 U.S. Treasury                                $ 14,609                $ 14,374                   $ 15,412
 U.S. government agency                          8,935                   6,604                      6,416
 Foreign government                             24,932                  27,323                     26,175
 Corporate debt and equity                      19,664                  19,570                     18,601
 Other securities                                5,155                   4,908                      5,709
 Interest rate and currency swaps               18,321                  14,838                     14,621
 Foreign exchange contracts                      3,381                   2,969                      2,781
 Interest rate futures and forwards                478                     324                        362
 Commodity and equity contracts                  3,212                   2,764                      2,653
 Purchased option contracts                      7,488                   6,490                      6,782
-------------------------------------------------------------------------------------------------------------
 Total trading account assets                  106,175                 100,164                     99,512
-------------------------------------------------------------------------------------------------------------
 TRADING ACCOUNT LIABILITIES
 U.S. Treasury                                  9,814                   11,532                     10,296
 Foreign government                            10,663                   11,685                     10,891
 Corporate debt and equity                      6,843                    8,543                      7,273
 Other securities                                 987                    2,444                      2,803
 Interest rate and currency swaps              13,311                   11,307                     11,941
 Foreign exchange contracts                     4,045                    4,477                      4,692
 Interest rate futures and forwards               955                      773                        753
 Commodity and equity contracts                 3,942                    2,186                      2,620
 Written option contracts                       8,876                    7,798                      7,528
-------------------------------------------------------------------------------------------------------------
 Total trading account liabilities             59,436                   60,745                     58,797
-------------------------------------------------------------------------------------------------------------

 (a)  Refer to Note 10, Aggregate allowance for credit losses.

7.   OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

Derivatives

Derivatives may be used either for trading or other-than-trading purposes. Other-than-trading purposes are primarily related to our investing activities. Accordingly, the notional amounts presented in the table below have been identified as relating to either trading or other-than-trading purposes based on management's intent and ongoing usage. A summary of the credit exposure, which is represented by the positive market value associated with derivatives, after considering the benefit of approximately $40.5 billion of master netting agreements in effect at June 30, 1997, is also presented.

                                                              Notional amounts          Credit exposure
In billions
----------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps
  Trading                                                     $     2,340.1
  Other-than-trading(a)(b)(c)                                         214.8
----------------------------------------------------------------------------------------------------------------
  Total interest rate and currency swaps                            2,554.9                      $18.3
----------------------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and
  futures contracts
  Trading                                                             700.8
  Other-than-trading(a)(b)                                             38.3
----------------------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward,
  and futures contracts                                               739.1                        3.4
----------------------------------------------------------------------------------------------------------------
Interest rate futures, forward rate
agreements, and debt securities forwards
  Trading                                                             760.5
  Other-than-trading                                                   24.3
----------------------------------------------------------------------------------------------------------------
Total interest rate futures, forward
  rate agreements, and debt securities
  forwards                                                            784.8                        0.5
----------------------------------------------------------------------------------------------------------------
Commodity and equity swaps, forward, and
  futures contracts, all trading                                       69.3                        3.2
----------------------------------------------------------------------------------------------------------------
Purchased options(d)
  Trading                                                             793.2
  Other-than-trading(a)                                                 1.6
----------------------------------------------------------------------------------------------------------------
  Total purchased options                                             794.8                        7.5
----------------------------------------------------------------------------------------------------------------
Written options, all trading(e)                                     1,018.3
----------------------------------------------------------------------------------------------------------------
Total credit exposure recorded as
  assets on the consolidated balance sheet                                                        32.9
----------------------------------------------------------------------------------------------------------------

(a) The majority of J.P. Morgan's derivatives used for purposes other-than-trading are transacted with independently managed J.P. Morgan derivatives dealers who function as intermediaries for credit and administrative purposes.

(b) The notional amounts of derivative contracts used for purposes other-than-trading conducted in the foreign exchange markets, primarily forward contracts, amounted to $41.9 billion at June 30, 1997, and were primarily denominated in the following currencies: Italian lira $11.5 billion, German deutsche mark $5.5 billion, French franc $5.4 billion, Japanese yen $4.1 billion, and Swiss franc $2.4 billion.

(c) The notional amount of risk-adjusting swaps was $161.6 billion at June 30, 1997.

(d) At June 30, 1997, purchased options used for trading purposes included $585.9 billion of interest rate options, $166.1 billion of foreign exchange options, and $41.2 billion of commodity and equity options. Only interest rate options are used for purposes other-than-trading. Purchased options executed on an exchange amounted to $153.5 billion and those negotiated over-the-counter amounted to $641.3 billion at June 30, 1997.

(e) At June 30, 1997, written options included $780.9 billion of interest rate options, $189.8 billion of foreign exchange options, and $47.6 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $278.1 billion and those negotiated over-the-counter amounted to $740.2 billion at June 30, 1997.

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

     Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $182 million at June 30, 1997. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt, deposits, and debt investment securities, principally mortgage-backed securities. See Note 8 to the consolidated financial statements, Fair value of financial instruments. Gross unrealized gains and gross unrealized losses associated with open derivative contracts at June 30, 1997, are as follows:

                                             Gross                    Gross                              Net
                                        unrealized               unrealized                       unrealized
In millions                                  gains                 (losses)                   gains (losses)
------------------------------------------------------------------------------------------------------------
Long-term debt                                $318                  ($113)                             $205
Debt investment securities                      42                    (96)                              (54)
Deposits                                        58                    (20)                               38
Other financial instruments                     34                    (41)                               (7)
------------------------------------------------------------------------------------------------------------
Total                                          452                   (270)                              182
------------------------------------------------------------------------------------------------------------


Net unrealized gains associated with risk-adjusting swaps that are entered into to meet longer-term investment objectives and their related hedges approximated $0.1 billion at June 30, 1997. The net amount is composed of $1.8 billion of gross unrealized gains and $1.7 billion of gross unrealized losses. The unrealized gains and losses related to the derivative contracts used to hedge these risk-adjusting swaps, included above, were not material at June 30, 1997. There were no material terminations of risk-adjusting swaps during the three months and six months ended June 30, 1997.

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

     A summary of the contractual amount of credit-related financial instruments at June 30, 1997, is presented in the following table.

                                                            June 30
In billions                                                    1997
-------------------------------------------------------------------------
Commitments to extend credit                                  $78.3
Standby letters of credit and guarantees                       15.9
Securities lending indemnifications (a)                         8.1
-------------------------------------------------------------------------

(a) At June 30, 1997, J.P. Morgan held cash and other collateral in support of securities lending indemnifications.

Included in Fees and Commissions are credit-related fees of $40 million and $77 million for the three months and six months ended June 30, 1997, respectively, and $38 million and $76 million for the three and six months ended June 30, 1996, respectively. These fees are primarily earned from commitments to extend credit, standby letters of credit and guarantees, and securities lending indemnifications.

Other

Consistent with industry practice, amounts receivable and payable for securities that have not reached the contractual settlement dates are recorded net on the consolidated balance sheet. Amounts receivable for securities sold of $37.0 billion were netted against amounts payable for securities purchased of $36.1 billion to arrive at a net trade date receivable of $0.9 billion, which was classified as Other assets on the consolidated balance sheet at June 30, 1997.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, J.P. Morgan estimates that the aggregate net fair value of all balance sheet and off-balance-sheet financial instruments exceeded associated net carrying values. At June 30, 1997, such excess was essentially unchanged from December 31, 1996.

9.   IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

Total impaired loans and other nonperforming assets, net of charge-offs, at June 30, 1997, are presented in the following table. At June 30, 1997, approximately two thirds of the impaired loan balance is measured based upon the present value of expected future cash flows discounted at an individual loan's effective interest rate, and approximately one third is measured by the fair value of the collateral or by an observable market price.

                                                                  June 30
In millions                                                          1997
--------------------------------------------------------------------------------
Impaired loans:
 Commercial and industrial                                            $60
 Other                                                                 44
--------------------------------------------------------------------------------
                                                                      104
Restructuring countries                                                 2
--------------------------------------------------------------------------------
  Total impaired loans                                                106(a)
  Other nonperforming assets                                            2
--------------------------------------------------------------------------------
  Total nonperforming assets                                          108
--------------------------------------------------------------------------------

(a) As of June 30, 1997, no reserve is required under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, for the $106 million recorded investment in impaired loans. Charge-offs and interest applied to principal have reduced the recorded investment values to amounts that are less than the SFAS No. 114 calculated values. For the three months and six months ended June 30, 1997, the average recorded investment in impaired loans was $93 million and $105 million, respectively.

An analysis of the effect of impaired loans, net of charge-offs, on interest revenue for the three months and six months ended June 30, 1997 and 1996, is presented in the following table.

                                                                        Second quarter                   Six months
In millions                                                           1997          1996            1997           1996
---------------------------------------------------------------------------------------------------------------------------
Interest revenue that would have been recorded if accruing              $2           $3               $4             $7
Less interest revenue recorded                                           2            -                3              1
---------------------------------------------------------------------------------------------------------------------------
(Negative) impact of impaired loans on interest revenue                  -           (3)              (1)            (6)
---------------------------------------------------------------------------------------------------------------------------

10. AGGREGATE ALLOWANCE FOR CREDIT LOSSES

An analysis of the aggregate allowance for credit losses at June 30, 1997, is presented in the following table.

                                   Second quarter    Six months
In millions                             1997            1997
---------------------------------------------------------------
BEGINNING OF PERIOD BALANCE          $ 1,113         $ 1,116
---------------------------------------------------------------
Recoveries                                12              22
Charge-offs:
Commercial and industrial                 (8)            (21)
Other                                     (7)             (7)
---------------------------------------------------------------
Net charge-offs                           (3)             (6)
---------------------------------------------------------------
BALANCE, JUNE 30, 1997 (a)(b)          1,110           1,110
---------------------------------------------------------------

 (a) In accordance with SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, as amended by SFAS No. 118, an aggregate allowance is maintained that is considered adequate to absorb losses inherent in the existing portfolios of loans and other undertakings to extend credit, such as irrevocable unused loan commitments, or to make payments to others for which a client is ultimately liable, such as standby letters of credit and guarantees, commercial letters of credit and acceptances, and all other credit exposures, including derivatives. A judgment as to the adequacy of the aggregate allowance is made at the end of each quarterly reporting period.
 (b) At June 30, 1997, the allocation of the aggregate allowance for credit losses was as follows: Specific allocation - borrowers in the U.S. $137 million, Specific allocation - borrowers outside the U.S. $54 million, Allocation to general risk $919 million.

11.   INVESTMENT BANKING REVENUE, OTHER REVENUE AND OTHER EXPENSES

In the second quarter of 1997 and 1996, investment banking revenue of $294 million and $210 million includes $140 million and $111 million, respectively, of underwriting revenue. For the six months ended June 30, 1997 and 1996, investment banking revenue of $520 million and $411 million includes underwriting revenue of $237 million and $176 million, respectively.

     Other revenue includes $9 million and $73 million for the three and six months ended June 30, 1997, respectively, of gains on hedges of anticipated foreign currency revenues and expenses. These gains were partially offset by the impact of exchange rate movements on reported revenues and expenses in the respective periods.

     For the three and six month periods ended June 30, 1997, other expenses included approximately $46 million and $86 million, respectively of travel and entertainment expenses.

12.   INCOME TAXES

Income tax expense in the 1997 second quarter reflects a 32% effective tax rate, compared to a 33% effective tax rate in the 1996 second quarter. For the six months ended June 30, 1997 and 1996, the effective tax rate was 33%. Income tax expense related to net realized gains on debt and equity investment securities was approximately $41 million and $66 million for the three and six months ended June 30, 1997. Income tax expense related to net realized gains on debt and equity investment securities was approximately $22 million and $51 million for the three and six months ended June 30, 1996, respectively. The applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities was approximately 37% for the three and six months ended June 30, 1997. The applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities for the three and six month periods ended June 30, 1996, was approximately 33% and 35%, respectively.

     The valuation allowance to reduce deferred tax assets to the amount expected to be realized totaled approximately $120 million at June 30, 1997 and December 31, 1996. The valuation allowance is primarily related to the ability to recognize tax benefits associated with foreign operations.

13.   COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets carried at approximately $77.1 billion in the consolidated balance sheet at June 30, 1997, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public moneys as required by law, and for other purposes.

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

                                                              Second quarter                             Six months
Dollars in millions                                      1997               1996                 1997                 1996
-----------------------------------------------------------------------------------------------------------------------------
 Adjusted net income                                     $366               $432                 $781                 $863

Primary earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period                   198,148,923        202,063,927          200,750,906          202,048,817

Fully diluted earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period                   198,383,856        202,075,297          200,832,331          202,395,067
-----------------------------------------------------------------------------------------------------------------------------

Refer to Note 2, Accounting developments, for information regarding the recently issued SFAS No. 128, Earnings per Share.

15.  SUBSEQUENT EVENT

On July 30, 1997, J.P. Morgan agreed to purchase a 45% economic interest in American Century Companies, Inc. (American Century) for cash consideration of approximately $900 million. In addition, J.P. Morgan will have an option to increase its economic interest to 50% at the end of three years. The transaction is expected to close within four to six months pending approval by each firm's Board of Directors and by U.S. regulatory agencies. American Century, the fourth largest no-load U.S. mutual fund company selling directly to individuals, manages $60 billion of assets in about 70 mutual funds. The investment will be accounted for under the equity method of accounting.

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan & Co. Incorporated reported net income of $374 million in the second quarter of 1997, compared with $440 million in the second quarter of 1996. Earnings per share for the quarter were $1.85, compared with $2.14 a year ago. Net income for the first six months of 1997 totaled $798 million, down from $879 million in 1996. Earnings per share in the first six months were $3.89 versus $4.28 a year ago.

SECOND QUARTER 1997 RESULTS AT A GLANCE

                                                           Second quarter      First quarter
In millions of dollars, except per share data           1997            1996            1997
--------------------------------------------------------------------------------------------
Revenues                                             $ 1,791         $ 1,761         $ 1,833
Operating expenses                                    (1,241)         (1,104)         (1,191)
Income taxes                                            (176)           (217)           (218)
--------------------------------------------------------------------------------------------
Net income                                               374             440             424
Net income per share                                 $  1.85         $  2.14         $  2.04
--------------------------------------------------------------------------------------------
Dividends declared per share                         $  0.88         $  0.81         $  0.88
--------------------------------------------------------------------------------------------

REVENUES were up slightly in the second quarter from a year ago.

      - Finance and Advisory revenues rose 13% to $481 million on strong results from advisory activities and debt and equity underwriting.

      - Market Making revenues were $648 million, up from $639 million a year ago, as increases in equities outpaced declines in global fixed income results.

      - Asset Management and Servicing revenues increased 12% to $392 million, reflecting growth in investment management and private client activities.

      -     Equity Investments revenues were $124 million versus $126 million.

      - Proprietary Investing and Trading revenues declined to $116 million from $216 million.

OPERATING EXPENSES rose 12% in the 1997 second quarter from a year ago. The increase reflected planned spending in areas targeted for growth and included a charge of $28 million incurred in connection with the renovation of office space in New York.

IN OTHER DEVELOPMENTS, on July 30, 1997, J.P. Morgan and American Century Companies, Inc. agreed to form a business partnership to pursue growth opportunities in asset management and personal financial services. As part of the agreement, J.P. Morgan will purchase a 45% economic interest in American Century for cash consideration of approximately $900 million. In addition, J.P. Morgan will have an option to increase its economic interest to 50% at the end of three years. The transaction is expected to close within four to six months pending approval from each firm's Board of Directors and U.S. regulatory agencies. American Century, the fourth largest no-load U.S. mutual fund company selling directly to individuals, manages $60 billion of assets in about 70 mutual funds.

BUSINESS SECTOR ANALYSIS

We describe the activities of J.P. Morgan using five business sectors. Three of these sectors - Finance and Advisory, Market Making, and Asset Management and Servicing - focus on services we provide for clients. Two sectors comprise proprietary activities that we conduct exclusively for our own account: Equity Investments and Proprietary Investing and Trading. For a complete description of our business sectors, refer to the J.P. Morgan & Co. Incorporated 1996 Annual report. Presented below are the summary results for each sector for the three and six months ended June 30, 1997 and 1996.

                                                                             Propriet-
                                              Asset      Total                  ary    Total
                       Finance              Management   Client-     Equity  Investing Propriet-
                           and     Market      and       Focused     Invest-    and      ary       Corporate Consol-
In millions           Advisory     Making   Servicing    Activities  ments   Trading   Activities  Items     idated
--------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1997

Total revenues         $   481     $   648  $   392     $   1,521      $ 124  $ 116    $ 240       $  30     $1,791
Total expenses             351         455      320         1,126         11     45       56          59      1,241
--------------------------------------------------------------------------------------------------------------------
Pretax income              130         193       72           395        113     71      184         (29)       550
--------------------------------------------------------------------------------------------------------------------

SECOND QUARTER 1996

Total revenues             426         639      351         1,416        126    216      342           3      1,761
Total expenses             268         441      274           983          8     40       48          73      1,104
-------------------------------------------------------------------------------------------------------------------
Pretax income              158         198       77           433        118    176      294         (70)       657
-------------------------------------------------------------------------------------------------------------------

SIX MONTHS 1997

Total revenues             932       1,381      767         3,080        173    392      565         (21)     3,624
Total expenses             653         929      620         2,202         18     91      109         121      2,432
-------------------------------------------------------------------------------------------------------------------
Pretax income              279         452      147           878        155    301      456        (142)     1,192
-------------------------------------------------------------------------------------------------------------------

SIX MONTHS 1996

Total revenues             842       1,410      696         2,948        192    431      623         (70)     3,501
Total expenses             527         851      545         1,923         16     76       92         174      2,189
-------------------------------------------------------------------------------------------------------------------
Pretax income              315         559      151         1,025        176    355      531        (244)     1,312
-------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE),
2ND QUARTER 1997 VS.
2ND QUARTER 1996

Total revenues              55           9       41           105         (2)  (100)    (102)         27         30
Total expenses              83          14       46           143          3      5        8         (14)       137
--------------------------------------------------------------------------------------------------------------------
Pretax income              (28)         (5)      (5)          (38)        (5)  (105)    (110)         41       (107)
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE),
6 MONTHS 1997
VS. 6 MONTHS 1996

Total revenues              90         (29)      71           132        (19)   (39)     (58)         49        123
Total expenses             126          78       75           279          2     15       17         (53)       243
--------------------------------------------------------------------------------------------------------------------
Pretax income              (36)       (107)      (4)         (147)       (21)   (54)     (75)        102       (120)
--------------------------------------------------------------------------------------------------------------------

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

FINANCE AND ADVISORY

The Finance and Advisory sector includes results of our Advisory, Debt and Equity Underwriting, and Global Credit activities. Revenues increased 13% to $481 million, reflecting continued growth across investment banking activities.

           Revenues from advisory services and debt and equity underwriting in both developed and emerging markets increased 31% to $255 million. The market for advisory and underwriting activity remained strong, and Morgan assisted clients in a number of the quarter's notable transactions. Revenues from global credit activities were $226 million, essentially unchanged from a year ago.

           For the first half of 1997, Securities Data Co. ranked J.P. Morgan fifth in U.S. debt and equity underwriting, up from sixth a year ago. Morgan ranked seventh in completed mergers and acquisitions transactions worldwide, unchanged from the first six months of 1996. As an arranger of syndicated loans, J.P. Morgan ranked second globally, according to Loan Pricing Corporation, for the first six months of 1997, unchanged from a year earlier.

           Expenses in the second quarter of 1997 increased 31% to $351 million compared with $268 million in the second quarter of 1996. The Finance and Advisory sector includes all of the costs associated with our global network of senior client relationship managers who market the full spectrum of our capabilities and provide the link between our clients' needs and J.P. Morgan's financial, advisory, asset management, market-making, and risk management products and services.

           The Finance and Advisory sector recorded pretax income of $130 million in the second quarter of 1997 compared with $158 million a year ago.

           Revenues for the six month period increased 11% to $932 million. Expenses for the same period increased 24% to $653 million from the six months ended June 30, 1996. Year-to-date pretax income was $279 million in 1997, as compared to $315 million for the first six months of 1996.

MARKET MAKING

The Market Making sector includes results of our Fixed Income, Equities, Foreign Exchange, and Commodities activities. Total revenues were $648 million, compared with $639 million a year ago. After a brief slowdown caused by the mid-March directional shift in U.S. monetary policy, financial markets worldwide generally gained strength in the second quarter.

           Fixed income revenues in developed markets were $267 million, compared with $277 million in the 1996 second quarter. In emerging markets, revenues were $123 million down from $151 million a year ago. Revenue increases in local market activities in Eastern Europe and Asia were more than offset by lower revenues from external debt trading. In equities, market making revenues were up 20% to $158 million. Equity derivative revenues grew and equity commissions increased sharply, primarily reflecting growing market share on U.S. and European exchanges. Foreign exchange revenues rose 4% to $84 million. Commodities revenues were $16 million versus a loss of $2 million a year ago.

           Total expenses of $455 million increased 3% from the second quarter of 1996.

           The Market Making sector recorded pretax income of $193 million in the second quarter of 1997, compared with $198 million in the second quarter of 1996.

           Revenues for the six month period were $1,381 million compared with $1,410 million a year earlier. Expenses for the same period increased 9% to $929 million from the six months ended June 30, 1996. Year-to-date pretax income was $452 million in 1997, as compared to $559 million for the first six months of 1996.

ASSET MANAGEMENT AND SERVICING

The Asset Management and Servicing sector includes results of our Investment Management, Private Client Services, Futures and Options Brokerage, and Euroclear System activities. Total revenues rose 12% to $392 million in the second quarter.

           Revenues generated from institutional investment management activities and services for private clients increased 10% to $256 million. Assets under management were approximately $234 billion at June 30, 1997. Futures and Options Brokerage as well as Euroclear-related revenues also increased.

           Private clients accounted for approximately $145 million of revenues from the firm's client-focused activities in the second quarter, up 15% from 1996, $45 million of which is recorded in the Finance and Advisory and Market Making sectors.

           Expenses associated with the Asset Management and Servicing sector were up 17%, to $320 million in the second quarter of 1997, compared with $274 million in the second quarter of 1996.

           The Asset Management and Servicing sector recorded pretax income of $72 million in the second quarter of 1997 compared with $77 million in the year-earlier period.

           Revenues for the six month period increased 10% to $767 million from $696 million a year-earlier. Expenses for the same period increased 14% to $620 million from the six months ended June 30, 1996. Year-to-date pretax income was $147 million, as compared to $151 million for the first six months of 1996.

EQUITY INVESTMENTS

The Equity Investments sector includes results from our proprietary equity investment portfolio management activities. Total reported revenues were $124 million in the second quarter, compared with $126 million a year ago. Included in reported revenues were net gains of $118 million, primarily related to the sale of equity investments in the communications and insurance industries. A year ago, net gains were also $118 million. Equity Investments recorded pretax income of $113 million in the second quarter of 1997 compared with $118 million in the second quarter of 1996.

           On a total return basis, combining reported revenues with the change in net unrealized appreciation, Equity Investments earned $212 million in the 1997 second quarter, primarily related to insurance industry investments. A year ago, total return was $103 million. Total return for the six months ended June 30, 1997, was $187 million compared with $157 million for the six months ended June 30, 1996. As our investment strategy covers a longer-term horizon, total return viewed over short periods will reflect the impact of short-term market movements, including industry specific events.

PROPRIETARY INVESTING AND TRADING

The Proprietary Investing and Trading sector includes results from our market risk positioning and capital and liquidity management activities. Total revenues were $116 million for the 1997 second quarter, compared with $216 million a year ago. Trading losses were $17 million, compared with gains of $128 million in the 1996 second quarter. The Proprietary Investing and Trading sector recorded pretax income of $71 million in the second quarter of 1997 compared with $176 million in the same period a year ago.

           Total return - reported revenues plus the change in net unrealized appreciation - for the 1997 second quarter was $59 million, compared with $89 million in 1996. Total return for the six month period ended June 30, 1997 was $424 million compared with $195 million for the six months ended June 30, 1996.

CORPORATE ITEMS

Corporate Items includes revenues and expenses that have not been allocated to the five business sectors, intercompany eliminations, the taxable-equivalent adjustment and the results of sold or discontinued businesses.

           Corporate Items expenses for the second quarter of 1997 includes a charge of $28 million incurred in connection with the renovation of office space in New York. Corporate Items also includes revenues and expenses of $39 million and $43 million, respectively, in the second quarter of 1996, from custody and cash processing activities, previously exited by Morgan.

The following table summarizes revenues by major activity included within each of our business sectors beginning with the first quarter of 1996.



                                   First      Second       Third      Fourth    Twelve       First      Second
                                 Quarter     Quarter     Quarter     Quarter    Months     Quarter     Quarter
In millions                         1996        1996        1996        1996      1996        1997        1997
--------------------------------------------------------------------------------------------------------------
REVENUES
Advisory & Underwriting           $  205      $  195      $  189      $  225    $  814      $  221      $  255
Global Credit                        211         231         240         246       928         230         226
--------------------------------------------------------------------------------------------------------------
FINANCE AND ADVISORY                 416         426         429         471     1,742         451         481
--------------------------------------------------------------------------------------------------------------


Fixed Income                         456         277         286         286     1,305         264         267
Emerging Markets                     124         151         153         119       547         186         123
Equities                              93         132          58          83       366         152         158
Foreign Exchange                      67          81          58          88       294         119          84
Commodities                           31          (2)        (10)         19        38          12          16
--------------------------------------------------------------------------------------------------------------
MARKET MAKING                        771         639         545         595     2,550         733         648
--------------------------------------------------------------------------------------------------------------


Asset Management Services            216         233         211         242       902         243         256
Other                                129         118         119         122       488         132         136
--------------------------------------------------------------------------------------------------------------
ASSET MANAGEMENT
AND SERVICING                        345         351         330         364     1,390         375         392
--------------------------------------------------------------------------------------------------------------



TOTAL CLIENT-FOCUSED REVENUES      1,532       1,416       1,304       1,430     5,682       1,559       1,521
--------------------------------------------------------------------------------------------------------------


EQUITY INVESTMENTS                    66         126          59          45       296          49         124
--------------------------------------------------------------------------------------------------------------

PROPRIETARY INVESTING
AND TRADING                          215         216         203         264       898         276         116
--------------------------------------------------------------------------------------------------------------

TOTAL PROPRIETARY REVENUES           281         342         262         309     1,194         325         240
--------------------------------------------------------------------------------------------------------------

Corporate Items                      (73)          3         (17)         66       (21)        (51)         30
--------------------------------------------------------------------------------------------------------------

CONSOLIDATED REVENUES              1,740       1,761       1,549       1,805     6,855       1,833       1,791
--------------------------------------------------------------------------------------------------------------

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

                                                   Europe,                   Total
                         North       Latin     Middle East        Asia     Client-
In millions            America     America      and Africa     Pacific     Focused
----------------------------------------------------------------------------------
SECOND QUARTER 1997

Revenues                  $747        $172            $472        $130      $1,521
Expenses                   595          55             356         120       1,126
----------------------------------------------------------------------------------
Pretax Income              152         117             116          10         395
----------------------------------------------------------------------------------

SECOND QUARTER 1996

Revenues                   681         160             435         140       1,416
Expenses                   507          48             321         107         983
----------------------------------------------------------------------------------
Pretax Income              174         112             114          33         433
----------------------------------------------------------------------------------

SIX MONTHS 1997

Revenues                 1,482         308             949         341       3,080
Expenses                 1,158         105             700         239       2,202
----------------------------------------------------------------------------------
Pretax Income              324         203             249         102         878
----------------------------------------------------------------------------------

SIX MONTHS 1996

Revenues                 1,361         295             987         305       2,948
Expenses                 1,000          94             619         210       1,923
----------------------------------------------------------------------------------
Pretax Income              361         201             368          95       1,025
----------------------------------------------------------------------------------

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

North American client revenues increased 9% in the six months ended June 30, 1997, compared with the corresponding period of the prior year. Increases in market making were driven by higher equities and foreign exchange revenues, partially offset by lower fixed income results. In addition, both finance and advisory and asset management servicing revenues grew.

           Client revenues in Latin America were 4% higher in the six months ended June 30, 1997 than a year ago, as increases in finance and advisory and asset management and servicing offset declines in the market making sector.

           Client revenues in Europe were 4% lower for the year-to-date period ended June 30, 1997, compared with the same 1996 period. Market making revenues decreased as lower fixed income revenues more than offset strong increases in equities. Finance and advisory revenues were flat; asset management and servicing revenues grew.

           Asia Pacific revenues grew 12% in the six months ended June 30, 1997, compared with the corresponding period of the prior year driven by increases in volumes and client demand in all three client sectors.

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

    The following presents the market risk profiles for the firm for the twelve months ended June 30, 1997. The level of market risk, which is measured on a diversified basis, will vary with market factors, the level of client activity, and our expectations of price and market movements.

Aggregate Market Risk Activities

For the twelve months ended June 30, 1997, average DEaR for our aggregate trading and investing activities across all market risks was approximately $29 million and ranged from $23 million to $40 million. For the twelve months ended December 31, 1996, average DEaR for our aggregate trading and investing activities across all market risks was approximately $31 million and ranged from $24 million to $44 million.

Trading Market Risk Activities

For the twelve months ended June 30, 1997, average DEaR for our trading activities was approximately $20 million and ranged from $13 million to $28 million. Such DEaR represented the combination of interest rate risk of approximately $16 million, foreign exchange rate risk of approximately $5 million, equities risk of approximately $6 million, commodity risk of approximately $2 million and all other market risks of approximately $7 million, offset by approximately ($16) million reflecting additional diversification among these risks. For the twelve months ended December 31, 1996, average DEaR for our trading activities was approximately $21 million and ranged from $13 million to $28 million.

    We evaluate the reasonableness of DEaR by comparing DEaR to actual trading results. The number of occurrences where daily revenue fell short of expected daily results by amounts greater than related DEaR estimates was consistent with statistical expectations.

Proprietary Investing Activities

The primary sources of market risk associated with our proprietary investing activities relate to interest rate risk associated with fixed income securities and interest rate swaps and spread risk associated with our mortgage-backed securities portfolio. For the twelve month period ended June 30, 1997, average DEaR for proprietary investing activities was approximately $20 million and ranged from $12 million to $33 million. For the twelve months ended December 31, 1996, average DEaR for proprietary investing activities was approximately $22 million and ranged from $10 million to $37 million.

    Due to the longer-term nature of our investing activities, we use a weekly time horizon to evaluate our risk estimates relative to total return. For the twelve month period ended June 30, 1997, the number of occurrences where total return fell short of expected weekly results by amounts greater than related weekly risk estimates was consistent with statistical expectations.

FINANCIAL REVIEW

REVENUES

Revenues were $1.791 billion in the second quarter of 1997, compared with $1.761 billion in the year ago quarter. For the six months ended June 30, 1997, revenues were $3.624 billion versus $3.501 billion in the same period a year ago.

   Net interest revenue, the aggregate of interest revenue and expense generated from the firm's client-focused and proprietary activities using a variety of asset, liability, and off-balance-sheet instruments, increased 25% to $495 million from the second quarter of 1996. This increase resulted primarily from higher trading-related net interest revenue from our market-making activities, partially offset by a decline in net interest revenue from proprietary investing and trading positions, as a result of the continuing maturity of higher-yielding investments, principally interest rate swaps. For the first six months of 1997, net interest revenue increased 19% to $945 million from the corresponding 1996 period.

   Trading revenue was $477 million in the second quarter of 1997 compared with $697 million a year ago. Year-to-date trading revenue decreased to $1,174 million from $1,455 million for the first six months of 1996, down 19%. The following table presents trading revenue only, disaggregated by principal product groupings, and does not reflect the integrated nature of our activities as described in Business Sector Analysis.

                       Fixed                 Foreign      Commod-    Proprietary
In millions            Income    Equities    Exchange     ities      Trading          Total
-------------------------------------------------------------------------------------------
Second Quarter 1997      $250      $170       $ 72          $ 2        ($ 17)        $  477

Second Quarter 1996       331       124        109            5          128            697

Six Months 1997           596       281        192           15           90          1,174

Six Months 1996           864       218        177           39          157          1,455
-------------------------------------------------------------------------------------------

Fixed income trading revenue declined to $250 million from $331 million in the year-earlier quarter, primarily due to lower debt trading revenues in emerging markets. Trading revenue from equities grew 37% to $170 million on higher revenues from equity derivatives and positioning gains. Foreign exchange trading revenue decreased 34% to $72 million from $109 million a year ago. Trading revenue from commodities was $2 million, down from $5 million in the second quarter of 1996. Proprietary trading losses were $17 million, compared with gains of $128 million in the 1996 second quarter.

   Investment banking revenue rose 40% to a record $294 million in the second quarter of 1997, compared to a year ago. The market for advisory and underwriting activity remained strong, and the firm assisted clients in a number of the quarter's notable transactions. Underwriting revenue grew to $140 million from $111 million in the year earlier quarter. Advisory and syndication fees rose to $154 million from $99 million a year ago. Investment banking revenue for the first six months of 1997 was $520 million, compared with $411 million for the first six months of 1996. Underwriting revenue for the first half of 1997 was $237 million, versus $176 million for the same 1996 period. Advisory and syndication fees for the first half were $283 million, compared to $235 million for the same period of 1996.

   Investment management revenue increased 16% to $199 million in the second quarter of 1997, as compared with the prior year. Assets under management were $234 billion at June 30, 1997, versus $190 billion at June 30, 1996. Investment management revenue for the first six months of 1997 increased 16% to $383 million, over the same 1996 period.

   Fees and commissions were $156 million, up 10% from $142 million in the year ago quarter, primarily due to higher equity commissions reflecting growing market share on U.S. and European exchanges. For the first six months of 1997, fees and commissions revenue was $304 million, compared to $293 million in the same 1996 period.

   Investment securities revenue was $114 million in the second quarter of 1997 and $72 million in the prior year. Net gains from positions associated with our Equity Investment activities were $118 million in the current quarter and primarily related to the sale of investments in the communications and insurance industries. A year ago, such net gains were also $118 million, but related to sales of investments in the biotechnology and health-care-related industries. Also included in investment securities revenue were net realized gains of $1 million and losses of $51 million in the current and year ago quarters, respectively. For the current six month period, investment securities revenue was $175 million, versus $150 million for the first six months of 1996.

   Other revenue was $56 million in the second quarter, compared with $71 million a year earlier. Other revenue for the first half of 1997 was $123 million, compared with $70 million for the first six months of 1996.

OPERATING EXPENSES

Operating expenses increased 12% to $1.241 billion in the 1997 second quarter and included a charge of $28 million incurred in connection with the renovation of office space in New York. Expense increases were concentrated in two business sectors - Finance and Advisory, and Asset Management and Servicing - where Morgan is investing to expand market share and business capacity. Higher levels of business activity also contributed to the overall rise in expenses, as did initiatives to prepare for the year 2000 and the anticipated conversion to a single European currency. For the six months ended June 30, 1997, operating expenses increased approximately 11% to $2.432 billion, as compared to the first six months of 1996.

   At June 30, 1997, staff totaled 15,776 employees, compared with 15,391 employees at June 30, 1996.

   Income tax expense in the second quarter totaled $176 million, based on an effective tax rate of 32%, compared with 33% in the year earlier quarter.

ASSETS

Total assets were $250 billion at June 30, 1997, compared with $226 billion at March 31, 1997. At June 30, 1997, the aggregate allowance for credit losses was $1.110 billion versus $1.113 billion at March 31, 1997. Nonperforming assets decreased to $108 million at June 30, 1997, from $110 million at March 31, 1997, as assets newly classified as nonperforming were more than offset by assets returned to performing status, repayments, and charge-offs. No provision for credit losses was deemed necessary in the 1997 second quarter.

FOREIGN-COUNTRY-RELATED OUTSTANDINGS

Foreign-country-related outstandings represent outstandings to foreign borrowers that are denominated in U.S. dollars or currencies other than the borrower's local currency or, in the case of a guarantee, other than the guarantor's local currency. Outstandings include loans, interest-earning deposits with banks, investment securities, customers' acceptance liability, securities purchased under agreements to resell, trading account securities, accrued interest, and other monetary assets. Outstandings generally are distributed according to the location and category of the borrower. In the case of guaranteed outstandings, or when tangible, liquid collateral is held and realizable outside the obligor's country, distribution is generally made according to the location and category of the guarantor or the location where the collateral is held and realizable. Countries in which J.P. Morgan's outstandings exceeded 1.0% of total assets at June 30, 1997, are listed in the following table.

                                                         Cross-border
In millions                                              outstandings
----------------------------------------------------------------------

France                                                        $4,409
United Kingdom                                                 4,203
Switzerland                                                    2,535
----------------------------------------------------------------------

CAPITAL

                                                      June 30          March 31       December 31           June 30
Dollars in billions                                      1997              1997              1996              1996
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                           $  11.3           $  11.2           $  11.4           $  11.0

Annualized rate of return on average common
stockholders' equity(a)(b)                              14.1%             15.7%             15.3%             17.1%
As percent of period-end total
  assets:
  Common equity                                          4.3               4.6               4.8               5.2
  Total equity                                           4.5               4.9               5.2               5.5

Book value per common share(c)                       $ 55.37           $ 54.05           $ 54.43           $ 52.40

Risk-based capital(d)
J.P. Morgan
Tier 1 risk-based capital                            $  11.1           $  11.0           $  10.9           $   9.7
Total risk-based capital                                15.6              15.7              15.1              14.1
Risk adjusted assets                                   137.2             127.1             123.9             120.3

Capital ratios(d)
J.P. Morgan
Tier 1 ratio                                             8.1%              8.7%              8.8%              8.1%
Total ratio                                             11.4              12.4              12.2              11.7
Leverage ratio                                           5.9               5.9               5.9               6.2

Morgan Guaranty(e)
Tier 1 ratio                                             7.7%              8.2%              8.2%              7.7%
Total ratio                                             10.5              11.4              11.5              10.7
Leverage ratio                                           5.5               5.5               5.3               5.7
-------------------------------------------------------------------------------------------------------------------

(a) Represents the annualized rate of return on average common stockholders' equity for the three months ended June 30, 1997, March 31, 1997, December 31, 1996, and June 30, 1996. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 14.7%, 16.5%, 15.9%, and 17.8% for the three months ended June 30, 1997, March 31, 1997, December 31, 1996, and June 30, 1996, respectively.

(b) The annualized rate of return on average common stockholders' equity for the six months ended June 30, 1997 and 1996 was 14.9% and 17.1%, respectively. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 15.6% and 18.0% for the six months ended June 30, 1997 and 1996, respectively.

(c) Excluding the impact of SFAS No. 115, the book value per common share would have been $52.68, $51.98, $52.08, and $50.54 for the three months ended June 30, 1997, March 31, 1997, December 31, 1996, and June 30, 1996, respectively.

(d) In accordance with Federal Reserve Board guidelines, the risk-based capital and leverage amounts and ratios exclude the equity, assets and off-balance-sheet exposures of J.P. Morgan Securities Inc. and the effect of SFAS No. 115.

(e) In accordance with Federal Reserve Board guidelines, the ratios exclude the effect of SFAS No. 115.

The capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators at June 30, 1997. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a "well capitalized" bank holding company and bank, respectively, at June 30, 1997.

At June 30, 1997, stockholders' equity included approximately $518 million of net unrealized appreciation on debt investment and marketable equity investment securities, net the related deferred tax liability of $310 million. The net unrealized appreciation on debt investment securities was $294 million at June 30, 1997. The net unrealized appreciation on marketable equity investment securities was $534 million at June 30, 1997.

During the second quarter of 1997, the firm completed the purchase of J.P. Morgan common stock in the open market pursuant to the Board of Directors' December 1996 authorization of the purchase of up to $750 million of shares. In addition, the firm continues its program of purchasing J.P. Morgan shares to lessen the dilutive impact on earnings per share of the firm's employee benefit plans.

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                           Three months ended
on a taxable-equivalent basis             ------------------------------------------------------------------
                                                  June 30, 1997                    June 30, 1996
                                          ------------------------------------------------------------------
                                          Average                 Average    Average                 Average
                                          balance     Interest      rate     balance    Interest       rate
                                          ------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.      $ 2,019      $   46       9.14%     $1,812     $  24         5.33%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                           1,277          24       7.54         922        18         7.85
    U.S. state and political
      subdivision                           1,234          37      12.03       1,651        47        11.45
    Other                                  17,036         273       6.43      19,685       292         5.97
Debt investment securities in offices
  outside the U.S. (a)                      3,399          66       7.79       3,622        57         6.33
Trading account assets:
    In offices in the U.S.                 23,320         363       6.24      14,343       224         6.28
    In offices outside the U.S.            39,937         652       6.55      22,911       460         8.08
Securities purchased under agreements
  to resell and federal funds sold:
    In offices in the U.S.                 16,728         227       5.44      28,039       355         5.09
    In offices outside the U.S.            23,666         277       4.69      17,355       238         5.52
Securities borrowed, mainly in
  offices in the U.S.                      35,334         444       5.04      26,042       318         4.91
Loans:
    In offices in the U.S.                  4,840          94       7.79       7,020       114         6.53
    In offices outside the U.S.            24,594         404       6.59      21,494       328         6.14
Other interest-earning assets (b):
    In offices in the U.S.                    657          42          *       1,126        26            *
    In offices outside the U.S.               791          98          *       1,065        80            *
------------------------------------------------------------------------------------------------------------
Total interest-earning assets             194,832       3,047       6.27     167,087     2,581         6.21
Allowance for credit losses (c)              (912)                            (1,122)
Cash and due from banks                       765                                785
Other noninterest-earning assets           48,540                             42,941
------------------------------------------------------------------------------------------------------------
 Total assets                             243,225                            209,691
------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended June 30, 1997 and 1996.

(a) For the three months ended June 30, 1997 and 1996, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

(c) Average amount at June 30, 1997 is based on the portions of the aggregate allowance for credit losses related only to loans and trading account assets. See Note 10, Aggregate Allowance for Credit Losses. Average amount at June 30, 1996 is based on the aggregate allowance for credit losses.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

----------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                                                                 Three months ended
Interest and average rates                   -------------------------------------------------------------------------------
on a taxable-equivalent basis
                                                          June 30, 1997                            June 30, 1996
                                             -------------------------------------------------------------------------------
                                              Average                       Average    Average                       Average
                                              balance       Interest          rate     balance        Interest         rate
                                             -------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                   $ 10,145       $    141          5.57%    $  2,177       $     24          4.43%
    In offices outside the U.S.                44,592            529          4.76       46,008            595          5.20
Trading account liabilities:
    In offices in the U.S.                     11,196            186          6.66        7,921            124          6.30
    In offices outside the U.S.                14,325            212          5.94        9,665            182          7.57
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                   65,330            853          5.24       62,286            798          5.15
Commercial paper, mainly in offices
    in the U.S.                                 3,562             49          5.52        4,274             57          5.36
Other interest-bearing liabilities:
    In offices in the U.S.                     15,217            228          6.01       14,270            200          5.64
    In offices outside the U.S.                 3,803             59          6.22        1,899             46          9.74
Long-term debt,
    mainly in offices in the U.S.              16,145            256          6.36        9,623            136          5.69
Company-obligated mandatorily
    redeemable preferred securities of
    subsidiaries                                1,150             21          7.68           --             --            --
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            185,465          2,534          5.48      158,123          2,162          5.50
Noninterest-bearing deposits:
    In offices in the U.S.                        966                                     2,329
    In offices outside the U.S.                   490                                       933
Other noninterest-bearing
  liabilities                                  45,197                                    37,422
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                             232,118                                   198,807
Stockholders' equity                           11,107                                    10,884
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                      243,225                                   209,691
Net yield on interest-earning assets                                          1.06                                      1.01
----------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                            513                                       419
----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

-----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                                                                     Six months ended
Interest and average rates                  ---------------------------------------------------------------------------------------
on a taxable-equivalent basis                              June 30, 1997                               June 30, 1996
                                            ---------------------------------------------------------------------------------------
                                             Average                           Average      Average                       Average
                                             balance         Interest            rate       balance       Interest          rate
                                            ---------------------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.        $   1,968        $      73            7.48%    $   1,803       $      51           5.69%
Debt investment securities in
  offices in the U.S.(a):
    U.S. Treasury                               1,353               50            7.45           970              37           7.67
    U.S. state and political
      subdivision                               1,350               79           11.80         1,672              96          11.55
    Other                                      17,406              558            6.46        18,182             561           6.20
Debt investment securities in offices
  outside the U.S.(a)                           4,083              141            6.96         4,272             131           6.17
Trading account assets:
    In offices in the U.S.                     22,619              714            6.37        15,825             474           6.02
    In offices outside the U.S.                40,528            1,373            6.83        24,913             966           7.80
Securities purchased under agreements
  to resell and federal funds sold:
    In offices in the U.S.                     15,649              423            5.45        27,573             686           5.00
    In offices outside the U.S.                23,466              536            4.61        16,004             484           6.08
Securities borrowed, mainly in
   offices in the U.S.                         33,118              827            5.04        23,408             581           4.99
Loans:
    In offices in the U.S.                      4,909              191            7.85         6,849             226           6.64
    In offices outside the U.S.                24,161              775            6.47        21,071             660           6.30
Other interest-earning assets(b):
    In offices in the U.S.                        710               62               *         1,132              59              *
    In offices outside the U.S.                   869              157               *         1,180             145              *
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 192,189            5,959            6.25       164,854           5,157           6.29
Allowance for credit losses(c)                   (913)                                        (1,126)
Cash and due from banks                           983                                          1,019
Other noninterest-earning assets               47,413                                         42,537
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                  239,672                                        207,284
-----------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the six months ended June 30, 1997 and 1996.

(a) For the six months ended June 30, 1997 and 1996, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

(c) Average amount at June 30, 1997 is based on the portions of the aggregate allowance for credit losses related only to loans and trading account assets. See Note 10, Aggregate Allowance for Credit Losses. Average amount at June 30, 1996 is based on the aggregate allowance for credit losses.

*  Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

----------------------------------------------------------------------------------------------------------------------------
                                                                    Six months ended
Dollars in millions,                                 -------------------------------------------------------------------------------
Interest and average rates                                June 30, 1997                             June 30,1996
on a taxable-equivalent basis
----------------------------------------------------------------------------------------------------------------------------
                                             Average                        Average    Average                       Average
                                             balance        Interest          rate     balance        Interest         rate
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:                   $  9,489       $    261          5.55%    $  2,054       $     47          4.60%
    In offices in the U.S.                     45,304          1,072          4.77       45,764          1,222          5.37
    In offices outside the U.S.
Trading account liabilities:                   10,285            350          6.86        7,923            241          6.12
    In offices in the U.S.                     13,072            405          6.25       10,654            358          6.76
    In offices outside the U.S.
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                   66,586          1,729          5.24       60,804          1,585          5.24
Commercial paper, mainly in offices
    in the U.S.                                 3,927            107          5.49        3,980            108          5.46
Other interest-bearing liabilities:
    In offices in the U.S.                     15,323            451          5.94       13,827            392          5.70
    In offices outside the U.S.                 3,730            110          5.95        1,916             92          9.66
Long-term debt,
    mainly in offices in the U.S.              14,979            451          6.07        9,526            275          5.81
Company-obligated mandatorily
    redeemable preferred securities of
    subsidiaries                                1,077             40          7.68           --             --            --
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            183,772          4,976          5.46      156,448          4,320          5.55
Noninterest-bearing deposits:
    In offices in the U.S.                      1,091                                     2,674
    In offices outside the U.S.                   309                                     1,015
Other noninterest-bearing
  liabilities                                  43,249                                    36,367
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                             228,421                                   196,504
Stockholders' equity                           11,251                                    10,780
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                      239,672                                   207,284
Net yield on interest-earning assets                                          1.03                                      1.02
----------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                            983                                       837
----------------------------------------------------------------------------------------------------------------------------

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

      The table below summarizes maturities and weighted-average interest rates to be received and paid on U.S. dollar and non-U.S. dollar interest rate swaps used for purposes other-than-trading at June 30, 1997. The majority of nontrading interest rate swaps, as presented below, are risk-adjusting swaps. Also included in the table are swaps designated as hedges or used to modify the interest rate characteristics of assets and liabilities. Variable rates, which reset at predetermined dates, are generally presented based on the London Interbank Offered Rate (LIBOR) in effect on the swaps at June 30, 1997. The table was prepared under the assumption that these variable interest rates remain constant. The variable interest rates to be received or paid will change to the extent that rates fluctuate. Such changes may be substantial.

      Not included in the table below are other derivatives used for purposes other-than-trading, such as currency swaps, basis swaps, foreign exchange contracts, interest rate futures, forward rate agreements, debt securities forwards, and purchased options, totaling $72.5 billion at June 30, 1997. The contractual maturities of these derivative contracts are primarily less than one year.




By expected maturities                                     After one     After two    After three    After four
                                              Within one    year but     years but     years but     years but   After five
Dollars in billions                              year      within two   within three  within four   within five    years       Total
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS - U. S. DOLLAR

Receive fixed
  swaps
Notional amount                                   24.8          6.4          4.2          2.5           1.8         12.6        52.3
Weighted average:
   Receive rate                                    5.8          6.8          6.9          6.2           6.8          6.1         6.2
   Pay rate                                        5.8          5.8          6.0          5.9           5.8          5.8         5.8

Pay fixed swaps
Notional amount                                   20.2          5.9          9.2          6.3           0.8          9.9        52.3
Weighted average:
   Receive rate                                    5.8          5.8          5.8          5.8           5.9          5.8         5.8
   Pay rate                                        5.5          5.8          6.6          6.3           6.9          6.7         6.1

INTEREST RATE SWAPS - NON - U.S. DOLLAR
Receive fixed
  swaps
Notional amount                                   25.7          9.6          7.3          4.0           3.2          4.8        54.6
Weighted average:
   Receive rate                                    5.1          5.7          6.0          5.3           6.3          6.4         5.5
   Pay rate                                        3.0          3.4          4.3          2.6           3.8          3.2         3.3

Pay fixed swaps
Notional amount                                   20.2          9.6          7.1          3.8           2.3          4.3        47.3
Weighted average:
   Receive rate                                    3.5          3.3          4.3          2.8           3.8          3.0         3.5
   Pay rate                                        5.7          5.2          6.1          6.0           6.4          6.6         5.8

------------------------------------------------------------------------------------------------------------------------------------
Total notional amount                             90.9         31.5         27.8         16.6           8.1         31.6       206.5
------------------------------------------------------------------------------------------------------------------------------------

Not included in the table above are $3.7 billion and $4.6 billion of notional amounts related to currency swaps and basis swaps, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           12.   Statement re computation of ratios

           27.   Financial data schedule

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997:

           April 10, 1997 (Items 5 and 7)
            Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month period ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    J.P. MORGAN & CO. INCORPORATED
                                             (Registrant)


                                    /s/ DAVID H. SIDWELL
                                    -----------------------------------
                                    NAME: DAVID H. SIDWELL
                                    TITLE: MANAGING DIRECTOR AND CONTROLLER
                                            (PRINCIPAL ACCOUNTING OFFICER)


DATE: August 14, 1997

                                LIST OF EXHIBITS


EXHIBIT

12.        Statement re computation of ratios
27.        Financial data schedule