Form 10-Q
period 1997-09-30
MORGAN J P & CO INC
filed 1997-11-14
CIK 68100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark one)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Yes  X      No


Number of shares outstanding of each of the registrant's classes of common stock at October 31, 1997:

Common Stock, $2.50 Par Value           177,645,188 Shares

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following financial statement information for the three and nine months ended September 30, 1997, is set forth within this document on the pages indicated:

                                                                            Page
     Three-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated ...................................        3

     Nine-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated ...................................        4

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated ...................................        5

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated ...................................        6

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated ...................................        7

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York ........................        8

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated ...................................     9-17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Financial highlights .............................................       18

     Business sector analysis .........................................    19-23

     Risk management ..................................................       24

     Financial review .................................................    25-28

     Consolidated average balances and net interest earnings ..........    29-32

     Derivatives used for purposes other-than-trading .................       33

PART II -- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................       34

SIGNATURES ............................................................       35

PART I

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated

-----------------------------------------------------------------------------------
In millions, except share data                    Three months ended
                                   ------------------------------------------------
                                   September 30      September 30        Increase/
                                           1997              1996        (Decrease)
                                   ------------------------------------------------
NET INTEREST REVENUE
Interest revenue                         $3,161            $2,675            $ 486
Interest expense                          2,689             2,250              439
-----------------------------------------------------------------------------------
Net interest revenue                        472               425               47


NONINTEREST REVENUE
Trading revenue                             657               510              147
Investment banking revenue                  320               233               87
Investment management revenue               201               164               37
Fees and commissions                        164               137               27
Investment securities revenue                67                68               (1)
Other revenue                                35                12               23
-----------------------------------------------------------------------------------
Total noninterest revenue                 1,444             1,124              320

Total revenue                             1,916             1,549              367

OPERATING EXPENSES
Employee compensation and
  benefits                                  798               685              113
Net occupancy                                77                74                3
Technology and communications               277               248               29
Other expenses                              174               130               44
-----------------------------------------------------------------------------------
Total operating expenses                  1,326             1,137              189

Income before income taxes                  590               412              178
Income taxes                                194               136               58
-----------------------------------------------------------------------------------
Net income                                  396               276              120

PER COMMON SHARE
Net income (a)                           $ 1.96            $ 1.32            $0.64
Dividends declared                         0.88              0.81             0.07
-----------------------------------------------------------------------------------

(a) Earnings per share amounts represent both primary and fully diluted earnings per share, except for the three months ended September 30, 1997. Fully diluted earnings per share were $1.95 for the three months ended September 30, 1997.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated

-------------------------------------------------------------------------------------
In millions, except share data                     Nine months ended
                                   --------------------------------------------------
                                   September 30      September 30          Increase/
                                           1997              1996          (Decrease)
                                   --------------------------------------------------
NET INTEREST REVENUE
Interest revenue                         $9,082            $7,788            $ 1,294
Interest expense                          7,665             6,570              1,095
-------------------------------------------------------------------------------------
Net interest revenue                      1,417             1,218                199


NONINTEREST REVENUE
Trading revenue                           1,831             1,965               (134)
Investment banking revenue                  840               644                196
Investment management revenue               584               493                 91
Fees and commissions                        468               430                 38
Investment securities revenue               242               218                 24
Other revenue                               158                82                 76
-------------------------------------------------------------------------------------
Total noninterest revenue                 4,123             3,832                291

Total revenue                             5,540             5,050                490

OPERATING EXPENSES
Employee compensation and
  benefits                                2,298             2,152                146
Net occupancy                               254               223                 31
Technology and communications               720               564                156
Other expenses                              486               387                 99
-------------------------------------------------------------------------------------
Total operating expenses                  3,758             3,326                432

Income before income taxes                1,782             1,724                 58
Income taxes                                588               569                 19
-------------------------------------------------------------------------------------
Net income                                1,194             1,155                 39

PER COMMON SHARE
Net income (a)                           $ 5.84            $ 5.60            $  0.24
Dividends declared                         2.64              2.43               0.21
-------------------------------------------------------------------------------------

(a) Fully diluted earnings per share were $5.82 and $5.57 for the nine months ended September 30, 1997 and 1996, respectively.

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated

----------------------------------------------------------------------------------------------------------------------
                                                                                      September 30         December 31
In millions, except share data                                                                1997                1996
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                   $    813            $    906
Interest-earning deposits with banks                                                         1,813               1,908
Debt investment securities available-for-sale carried at fair value (cost:
    $21,915 at September 1997 and $24,610 at December 1996)                                 22,258              24,865
Trading account assets, net of allowance for credit losses of $350                         115,144              90,980
Securities purchased under agreements to resell ($44,040 at September 1997 and
    $32,455 at December 1996) and federal funds sold                                        44,058              32,505
Securities borrowed                                                                         38,824              27,931
Loans, net of allowance for credit losses of $546 at September 1997
    and $566 at December 1996                                                               31,449              27,554
Customers' acceptance liability                                                                270                 212
Accrued interest and accounts receivable                                                     5,859               3,789
Premises and equipment                                                                       3,160               3,137
Less: accumulated depreciation                                                               1,345               1,272
----------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                  1,815               1,865
Other assets                                                                                 7,292               9,511
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                               269,595             222,026
----------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
    In offices in the U.S.                                                                   1,022               1,501
    In offices outside the U.S.                                                                749                 708
Interest-bearing deposits:
    In offices in the U.S.                                                                   8,970               7,103
    In offices outside the U.S.                                                             44,785              43,412
----------------------------------------------------------------------------------------------------------------------
Total deposits                                                                              55,526              52,724
Trading account liabilities                                                                 69,799              50,919
Securities sold under agreements to repurchase ($69,009 at September 1997 and
    $56,117 at December 1996) and federal funds purchased                                   74,473              61,429
Commercial paper                                                                             5,267               4,132
Other liabilities for borrowed money                                                        17,477              19,948
Accounts payable and accrued expenses                                                        8,512               5,935
Liability on acceptances                                                                       270                 212
Long-term debt not qualifying as risk-based capital                                         17,229               9,411
Other liabilities, including allowance for credit losses of $200                             4,097               1,442
----------------------------------------------------------------------------------------------------------------------
                                                                                           252,650             206,152
Long-term debt qualifying as risk-based capital                                              4,163               3,692
Company-obligated mandatorily redeemable preferred securities
    of subsidiaries                                                                          1,150                 750
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          257,963             210,594
STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,400,000)
    Adjustable rate cumulative preferred stock, $100 par value (issued
      and outstanding: 2,444,300)                                                              244                 244
    Variable cumulative preferred stock, $1,000 par value (issued and
      outstanding: 250,000)                                                                    250                 250
    Fixed cumulative preferred stock, $500 par value (issued and
      outstanding: 400,000)                                                                    200                 200
Common stock, $2.50 par value (authorized shares: 500,000,000;
    issued: 200,691,873 at September 1997 and 200,688,123 at
    December 1996)                                                                             502                 502
Capital surplus                                                                              1,380               1,446
Retained earnings                                                                            9,308               8,635
Net unrealized gains on investment securities, net of taxes                                    598                 464
Other                                                                                        1,070                 826
----------------------------------------------------------------------------------------------------------------------
                                                                                            13,552              12,567
Less: treasury stock (22,487,572 shares at September 1997 and
    15,765,455 shares at December 1996) at cost                                              1,920               1,135
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                  11,632              11,432
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                 269,595             222,026
----------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated

-----------------------------------------------------------------------------------------------------------------------
In millions                                                                                   Nine months ended
-----------------------------------------------------------------------------------------------------------------------
                                                                                      September 30         September 30
                                                                                              1997                 1996
-----------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Adjustable rate cumulative preferred stock balance, January 1 and September 30            $    244             $    244
Variable cumulative preferred stock balance, January 1 and September 30                        250                  250
Fixed cumulative preferred
stock:
  Balance, January 1                                                                           200                   --
  Shares issued                                                                                 --                  200
-----------------------------------------------------------------------------------------------------------------------
Total preferred stock, September 30                                                            694                  694
-----------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and September 30                                                            502                  502
-----------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                                           1,446                1,430
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and conversion of debentures and income tax
  benefits associated with stock options                                                       (66)                  12
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                        1,380                1,442
-----------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                                           8,635                7,731
Net income                                                                                   1,194                1,155
Dividends declared on preferred stock                                                          (27)                 (24)
Dividends declared on common stock                                                            (475)                (454)
Dividend equivalents on common stock issuable                                                  (19)                 (16)
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                        9,308                8,392
-----------------------------------------------------------------------------------------------------------------------
NET UNREALIZED GAINS ON INVESTMENT SECURITIES, NET OF TAXES
Balance, January 1                                                                             464                  566
Net change in unrealized gains, net of taxes                                                   134                 (249)
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                          598                  317
-----------------------------------------------------------------------------------------------------------------------
OTHER
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                                             838                  556
Deferred stock awards, net                                                                     249                  207
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                        1,087                  763
-----------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION
Balance, January 1                                                                             (12)                  (4)
Translation adjustments                                                                         (8)                  (7)
Income tax benefit                                                                               3                    2
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                          (17)                  (9)
-----------------------------------------------------------------------------------------------------------------------
Total Other, September 30                                                                    1,070                  754
-----------------------------------------------------------------------------------------------------------------------
LESS: TREASURY STOCK
Balance, January 1                                                                           1,135                  824
Purchases                                                                                    1,191                  445
Shares distributed under various employee benefit plans                                       (406)                (246)
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                        1,920                1,023
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity, September 30                                                    11,632               11,078
-----------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated


-----------------------------------------------------------------------------------------------------------
In millions                                                                       Nine months ended
-----------------------------------------------------------------------------------------------------------
                                                                          September 30         September 30
                                                                                  1997                 1996
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $  1,194             $  1,155
Adjustments to reconcile to cash used in operating
       activities:
   Noncash items: depreciation, amortization, deferred income tax,
       stock award plans, and write-downs of investment securities                 701                  622
   Increase in assets:
       Trading account assets                                                  (24,231)             (11,372)
       Securities purchased under agreements to resell                         (11,599)              (2,500)
       Securities borrowed                                                     (10,893)              (5,600)
       Accrued interest and accounts receivable                                 (2,072)                 (46)
   Increase in liabilities:
       Trading account liabilities                                              18,828                  314
       Securities sold under agreements to repurchase                           12,880               17,515
       Accounts payable and accrued expenses                                     2,397                  765
   Other changes in operating assets and liabilities, net                        5,253               (3,433)
   Net investment securities gains included in cash
          flows from investing activities                                         (266)                (235)
-----------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                               (7,808)              (2,815)
-----------------------------------------------------------------------------------------------------------
(Increase) decrease in interest-earning deposits with banks                         94                 (207)
Debt investment securities:
     Proceeds from sales                                                        18,672               20,299
     Proceeds from maturities, calls, and mandatory redemptions                  2,948                5,813
     Purchases                                                                 (19,189)             (28,561)
(Increase) decrease in federal funds sold                                           32                  (28)
Increase in loans                                                               (3,944)              (6,560)
Payments for premises and equipment                                               (113)                 (83)
Other changes, net                                                                (307)               1,489
-----------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                               (1,807)              (7,838)
-----------------------------------------------------------------------------------------------------------
Decrease in noninterest-bearing deposits                                          (438)                (999)
Increase in interest-bearing deposits                                            3,217                4,471
Increase (Decrease) in federal funds purchased                                     152               (1,520)
Increase in commercial paper                                                     1,135                1,647
Other liabilities for borrowed money:
     Proceeds                                                                   15,623               18,445
     Payments                                                                  (18,620)             (16,342)
Long-term debt:
     Proceeds                                                                   10,242                3,840
     Payments                                                                   (1,680)              (1,102)
Proceeds from issuance of Company-obligated mandatorily
     redeemable preferred securities of subsidiary                                 400                   --
Capital stock:
     Issued or distributed                                                         210                  200
     Purchased                                                                  (1,191)                (446)
Dividends paid                                                                    (507)                (481)
Other changes, net                                                               1,016                2,500
-----------------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                            9,559               10,213
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                         (37)                  (7)
-----------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                (93)                (447)
Cash and due from banks at December 31, 1996 and 1995                              906                1,535
-----------------------------------------------------------------------------------------------------------
Cash and due from banks at September 30, 1997 and 1996                             813                1,088
-----------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                 $  7,270             $  6,549
     Income taxes                                                                  806                  536
-----------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York

------------------------------------------------------------------------------------------------------------------------------
                                                                                            September 30           December 31
In millions, except share data                                                                      1997                  1996
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                        $     771             $     920
Interest-earning deposits with banks                                                               1,776                 1,910
Debt investment securities available-for-sale carried at fair value                               21,093                23,510
Trading account assets, net of allowance for credit losses of $350                                92,353                72,549
Securities purchased under agreements to resell and federal funds sold                            30,546                21,081
Securities borrowed                                                                               12,180                 6,681
Loans, net of allowance for credit losses of $545 at September 1997
  and $565 at December 1996                                                                       31,288                27,378
Customers' acceptance liability                                                                      270                   212
Accrued interest and accounts receivable                                                           4,748                 3,470
Premises and equipment                                                                             2,822                 2,812
Less: accumulated depreciation                                                                     1,174                 1,116
------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                        1,648                 1,696
Other assets                                                                                       4,121                 5,406
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     200,794               164,813
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                                           1,027                 1,495
  In offices outside the U.S.                                                                        775                   749
Interest-bearing deposits:
  In offices in the U.S.                                                                           8,983                 7,114
  In offices outside the U.S.                                                                     45,817                43,716
------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                    56,602                53,074
Trading account liabilities                                                                       58,307                44,039
Securities sold under agreements to repurchase
  and federal funds purchased                                                                     40,076                30,787
Other liabilities for borrowed money                                                               9,989                13,215
Accounts payable and accrued expenses                                                              6,335                 4,203
Liability on acceptances                                                                             270                   212
Long-term debt not qualifying as risk-based capital
  (includes $1,144 at September 1997 and $942 at
  December 1996 of notes payable to J.P. Morgan)                                                  13,563                 5,436
Other liabilities, including allowance for credit losses of $200                                   2,531                   977
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 187,673               151,943
Long-term debt qualifying as risk-based capital
  (includes $2,598 at September 1997 and $2,780
  at December 1996 of notes payable to J.P. Morgan)                                                2,758                 2,979
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                190,431               154,922

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares: 2,500,000)                                        --                    --
Common stock, $25 par value (authorized shares: 11,000,000; outstanding 10,599,027)                  265                   265
Surplus                                                                                            3,155                 3,155
Undivided profits                                                                                  6,793                 6,334
Net unrealized gains on investment securities, net of taxes                                          169                   149
Foreign currency translation                                                                         (19)                  (12)
------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                        10,363                 9,891
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                       200,794               164,813
------------------------------------------------------------------------------------------------------------------------------


Member of the Federal Reserve System and the Federal Deposit Insurance Corporation.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The consolidated financial statements include the accounts of J.P. Morgan & Co. Incorporated and subsidiaries (collectively, "JP Morgan"). All material intercompany accounts and transactions have been eliminated in consolidation. The financial information as of and for the periods ended September 30, 1997 and 1996 is unaudited. All adjustments which, in the opinion of management, are necessary for a fair presentation have been made and were of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements included in J.P. Morgan's Annual report on Form 10-K for the year ended December 31, 1996, as well as information included in J.P. Morgan's unaudited quarterly reports on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997. The nature of J.P. Morgan's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior-year amounts have been reclassified to conform with the current year presentation.

2.   ACCOUNTING DEVELOPMENTS

Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and related pronouncements, and replaces the computations of primary and fully diluted earnings per share (EPS) with basic and diluted EPS, respectively. Basic EPS is computed by dividing income available to common stockholders by the period's weighted-average number of common shares outstanding, which includes contingently issuable shares where all necessary conditions for issuance have been satisfied. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares that were outstanding during the period. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Basic EPS and diluted EPS, computed using SFAS No. 128, for the three months ended September 30, 1997, were approximately $2.10 and $1.96, respectively. For the nine months ended September 30, 1997, basic EPS and diluted EPS were approximately $6.27 and $5.84, respectively. Refer to Note 14, Earnings per Common Share, for EPS calculations under current rules.

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

                                                 Third quarter           Nine months
In millions                                     1997        1996        1997        1996
----------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks                           $   51      $   30      $  124      $   81
Debt investment securities (a)                   410         393       1,209       1,183
Trading account assets                         1,032         819       3,117       2,256
Securities purchased under agreements
  to resell and federal funds sold               543         569       1,502       1,739
Securities borrowed                              457         338       1,284         919
Loans                                            518         435       1,477       1,315
Other sources                                    150          91         369         295
----------------------------------------------------------------------------------------
Total interest revenue                         3,161       2,675       9,082       7,788
----------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                         710         626       2,043       1,895
Trading account liabilities                      423         358       1,178         957
Securities sold under agreements to
  repurchase and federal funds purchased         888         799       2,617       2,384
Other borrowed money                             344         310       1,012         902
Long-term debt                                   303         157         754         432
Trust preferred securities                        21          --          61          --
----------------------------------------------------------------------------------------
Total interest expense                         2,689       2,250       7,665       6,570
----------------------------------------------------------------------------------------
Net interest revenue                             472         425       1,417       1,218
----------------------------------------------------------------------------------------

(a) Interest revenue from debt investment securities included taxable revenue of $387 million and $1,136 million and revenue exempt from U.S. income taxes of $23 million and $73 million for the three months and nine months ended September 30, 1997, respectively. Interest revenue from debt investment securities included taxable revenue of $362 million and $1,094 million and revenue exempt from U.S. income taxes of $31 million and $89 million for the three months and nine months ended September 30, 1996.

For the three months and nine months ended September 30, 1997, net interest revenue associated with derivatives used for purposes other-than-trading was approximately $50 million and $160 million respectively, compared with approximately $25 million and $90 million for the three months and nine months ended September 30, 1996. At September 30, 1997, approximately $265 million of net deferred losses on closed derivative contracts used for purposes other-than-trading were recorded on the consolidated balance sheet. Such amount is primarily composed of net deferred losses on closed hedge contracts included in the amortized cost of the debt investment portfolio. As discussed in Note 5 to the consolidated financial statements, Investment securities, the net unrealized appreciation associated with the debt investment portfolio was $343 million at September 30, 1997. The amount of net deferred gains or losses on closed derivative contracts will change from period to period, primarily due to amortization of such amounts into net interest revenue and the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred losses on closed derivative contracts at September 30, 1997, are expected to amortize into Net interest revenue as follows: $20 million - remainder of 1997; $80 million in 1998; $60 million in 1999; $55 million in 2000; $35 million in 2001; $10 million in 2002; and approximately $5 million thereafter.

4.   TRADING REVENUE

Trading revenue disaggregated by principal product groupings for the three months and nine months ended September 30, 1997 and 1996, is presented in the following table. For additional information, which reflects the integrated nature of the firm's activities, refer to the Business Sector Analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                       Third Quarter             Nine months
In millions                          1997        1996          1997         1996
--------------------------------------------------------------------------------
Fixed Income                         $416       $ 403        $1,012       $1,267
Equities                               51          43           332          261
Foreign Exchange                       78          59           270          236
Commodities                            17         (15)           32           24
Proprietary Trading                    95          20           185          177
--------------------------------------------------------------------------------
Total Trading Revenue                 657         510         1,831        1,965
--------------------------------------------------------------------------------

5.   INVESTMENT SECURITIES

Debt investment securities

A comparison of the cost, and fair and carrying values of debt investment securities available-for-sale at September 30, 1997, follows.

                                                         Gross          Gross      Fair and
                                                    unrealized     unrealized      carrying
In millions                                  Cost        gains         losses         value
-------------------------------------------------------------------------------------------
U.S. Treasury                             $ 1,704        $ 113       $     (1)      $ 1,816
U.S. government agency,
  principally mortgage-backed              15,281          114            (73)       15,322
U.S. state and political subdivision        1,223          180            (11)        1,392
U.S. corporate and bank debt                  451            1             --           452
Foreign government                            990           34             (7)        1,017
Foreign corporate and bank debt             2,154            4            (12)        2,146
Other                                         112            1             --           113
-------------------------------------------------------------------------------------------
Total debt investment securities           21,915          447           (104)       22,258
-------------------------------------------------------------------------------------------


The gross unrealized gains and losses shown in the table above include the effects of any related hedge. For additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities, see Note 7 to the consolidated financial statements, Off-balance-sheet financial instruments.

The following table presents the realized components from sales of debt investment securities included in Investment securities revenue during the three and nine months ended September 30, 1997 and 1996.

                                                               Third quarter           Nine months
In millions                                                   1997       1996        1997        1996
-----------------------------------------------------------------------------------------------------
Gross realized gains from sales                               $ 38       $ 23       $  84       $ 140
Gross realized losses from sales                               (31)       (12)        (64)       (168)
Net gains on maturities, calls and mandatory redemptions         3         --           3          --
-----------------------------------------------------------------------------------------------------
Net debt investment securities gains (losses)                   10         11          23         (28)
-----------------------------------------------------------------------------------------------------


Equity investment securities

Included in investment securities revenue for the quarters ended September 30, 1997 and 1996 are gross realized gains on the sale of equity investment securities of $51 million and $60 million, respectively, and write-downs of $12 million and $4 million, respectively.

     Gross realized gains on the sale of equity investment securities during the nine months ended September 30, 1997 and 1996 were $243 million and $263 million, respectively. Also included in investment securities revenue for the nine months ended September 30, 1997 and 1996 are write-downs of $25 million in each period.

     Gross unrealized gains and losses as well as a comparison of the cost, fair value, and carrying value of marketable equity investment securities available-for-sale at September 30, 1997, follows.

                                               Gross              Gross           Fair and
                                          unrealized         unrealized           carrying
In millions                  Cost              gains             losses              value
------------------------------------------------------------------------------------------
September 30, 1997           $303               $612               $(4)               $911
------------------------------------------------------------------------------------------

Nonmarketable equity investment securities and securities held in Small Business Investment Companies, with a carrying value of $592 million, had an estimated fair value of $700 million at September 30, 1997.

6.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets, before taking into consideration the allowance for credit losses, and trading account liabilities at September 30, 1997, and the average balance for the three and nine-months ended September 30, 1997.

                                            Carrying              Average
                                               Value              balance
                                        -------------------------------------------
                                        September 30    Third Quarter   Nine months
In millions                                     1997             1997          1997
-----------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS (a)
U.S. Treasury                               $ 17,567         $ 13,420      $ 14,740
U.S. government agency                         8,009            8,252         7,035
Foreign government                            27,006           26,448        26,174
Corporate debt and equity                     20,399           19,232        18,814
Other securities                               4,843            8,201         6,641
Interest rate and currency swaps              19,843           18,229        15,836
Foreign exchange contracts                     4,972            4,930         4,966
Interest rate futures and forwards               476              379           368
Commodity and equity contracts                 2,438            2,166         2,539
Purchased option contracts                     9,941            8,471         7,347
-----------------------------------------------------------------------------------
Total trading account assets                 115,494          109,728       104,460
-----------------------------------------------------------------------------------
TRADING ACCOUNT LIABILITIES
U.S. Treasury                                 11,759           11,199        10,608
Foreign government                            13,133           13,138        11,644
Corporate debt and equity                      7,941            7,497         7,352
Other securities                                 893            2,084         2,554
Interest rate and currency swaps              15,075           13,587        12,494
Foreign exchange contracts                     5,464            6,513         6,666
Interest rate futures and forwards             1,025              952           820
Commodity and equity contracts                 3,388            2,258         2,498
Written option contracts                      11,121            9,698         8,255
-----------------------------------------------------------------------------------
Total trading account  liabilities            69,799           66,926        62,891
-----------------------------------------------------------------------------------

(a) Refer to Note 10, Aggregate allowance for credit losses.

7.   OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

Derivatives

Derivatives may be used either for trading or other-than-trading purposes. Other-than-trading purposes are primarily related to our investing activities. Accordingly, the notional amounts presented in the table below have been identified as relating to either trading or other-than-trading purposes based on management's intent and ongoing usage. A summary of the credit exposure, which is represented by the positive market value associated with derivatives, after considering the benefit of approximately $52.7 billion of master netting agreements in effect at September 30, 1997, is also presented.

                                                 Notional amounts        Credit exposure
In billions
----------------------------------------------------------------------------------------
Interest rate and currency swaps
  Trading                                              $  2,596.5
  Other-than-trading(a)(b)(c)                               205.0
----------------------------------------------------------------------------------------
  Total interest rate and currency swaps                  2,801.5                $  19.8
----------------------------------------------------------------------------------------
Foreign exchange spot, forward, and
  futures contracts
  Trading                                                   687.7
  Other-than-trading(a)(b)                                   36.2
----------------------------------------------------------------------------------------
  Total foreign exchange spot, forward,
  and futures contracts                                     723.9                    5.0
----------------------------------------------------------------------------------------
Interest rate futures, forward rate
agreements, and debt securities forwards
  Trading                                                   840.0
  Other-than-trading                                         10.4
----------------------------------------------------------------------------------------
Total interest rate futures, forward
  rate agreements, and debt securities
  forwards                                                  850.4                    0.5
----------------------------------------------------------------------------------------
Commodity and equity swaps, forward, and
  futures contracts, all trading                             74.9                    2.4
----------------------------------------------------------------------------------------
Purchased options(d)
  Trading                                                   804.3
  Other-than-trading(a)                                       1.6
----------------------------------------------------------------------------------------
  Total purchased options                                   805.9                    9.9
----------------------------------------------------------------------------------------
Written options, all trading(e)                             942.5
----------------------------------------------------------------------------------------
Total credit exposure recorded as
  assets on the consolidated balance sheet                                          37.6
----------------------------------------------------------------------------------------

(a) The majority of J.P. Morgan's derivatives used for purposes other-than-trading are transacted with independently managed J.P. Morgan derivatives dealers who function as intermediaries for credit and administrative purposes.

(b) The notional amounts of derivative contracts used for purposes other-than-trading conducted in the foreign exchange markets, primarily forward contracts, amounted to $40.2 billion at September 30, 1997, and were primarily denominated in the following currencies: German deutsche mark $11.1 billion, French franc $4.9 billion, Italian lira $4.4 billion, Japanese yen $4.1 billion, and Spanish peseta $2.8 billion.

(c) The notional amount of risk-adjusting swaps was $155.8 billion at September 30, 1997.

(d) At September 30, 1997, purchased options used for trading purposes included $581.6 billion of interest rate options, $177.2 billion of foreign exchange options, and $45.5 billion of commodity and equity options. Only interest rate options are used for purposes other-than-trading. Purchased options executed on an exchange amounted to $120.3 billion and those negotiated over-the-counter amounted to $685.6 billion at September 30, 1997.

(e) At September 30, 1997, written options included $686.2 billion of interest rate options, $202.3 billion of foreign exchange options, and $54.0 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $182.5 billion and those negotiated over-the-counter amounted to $760.0 billion at September 30, 1997.

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

     Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $305 million at September 30, 1997. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt, deposits, and debt investment securities, principally mortgage-backed securities. Gross unrealized gains and gross unrealized losses associated with open derivative contracts at September 30, 1997, are as follows:

                                       Gross             Gross               Net
                                  unrealized        unrealized        unrealized
In millions                            gains          (losses)    gains (losses)
--------------------------------------------------------------------------------
Long-term debt                          $352             ($77)            $ 275
Debt investment securities                39              (78)              (39)
Deposits                                 125              (15)              110
Other financial instruments               26              (67)              (41)
--------------------------------------------------------------------------------
Total                                    542             (237)              305
--------------------------------------------------------------------------------

Net unrealized gains associated with risk-adjusting swaps that are entered into to meet longer-term investment objectives and their related hedges approximated $56 million at September 30, 1997. The net amount is composed of $1,656 million of gross unrealized gains and $1,600 million of gross unrealized losses. The unrealized gains and losses related to the derivative contracts used to hedge these risk-adjusting swaps, included above, were not material at September 30, 1997. There were no material terminations of risk-adjusting swaps during the three months and nine months ended September 30, 1997.

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

     A summary of the contractual amount of credit-related financial instruments at September 30, 1997, is presented in the following table.

                                                                    September 30
In billions                                                                 1997
--------------------------------------------------------------------------------
Commitments to extend credit                                          $     77.2
Standby letters of credit and guarantees                                    15.0
Securities lending indemnifications (a)                                      8.3
--------------------------------------------------------------------------------


(a) At September 30, 1997, J.P. Morgan held cash and other collateral in support of securities lending indemnifications.

Included in Fees and Commissions are credit-related fees of $44 million and $121 million for the three months and nine months ended September 30, 1997, respectively, and $39 million and $115 million for the three and nine months ended September 30, 1996, respectively. These fees are primarily earned from commitments to extend credit, standby letters of credit and guarantees, and securities lending indemnifications.

Other

Consistent with industry practice, amounts receivable and payable for securities that have not reached the contractual settlement dates are recorded net on the consolidated balance sheet. Amounts receivable for securities sold of $39.9 billion were netted against amounts payable for securities purchased of $40.7 billion to arrive at a net trade date payable of $ 0.8 billion, which was classified as Other liabilities on the consolidated balance sheet at September 30, 1997.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, J.P. Morgan estimates the aggregate net fair value of all balance sheet and off-balance-sheet financial instruments. The aggregate fair value of such financial instruments exceeds associated net carrying values at September 30, 1997. Such excess did not significantly change during the quarter.

9.   IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

Total impaired loans and other nonperforming assets, net of charge-offs, at September 30, 1997, are presented in the following table. At September 30, 1997, approximately two thirds of the impaired loan balance is measured based upon the present value of expected future cash flows discounted at an individual loan's effective interest rate, and approximately one third is measured by the fair value of the collateral or by an observable market price.

                                                                September 30
In millions                                                             1997
--------------------------------------------------------------------------------
Impaired loans:
  Commercial and industrial                                              $46
  Other                                                                   33
--------------------------------------------------------------------------------
                                                                          79
Restructuring countries                                                    1
--------------------------------------------------------------------------------
  Total impaired loans                                                    80 (a)
  Other nonperforming assets                                               4
--------------------------------------------------------------------------------
  Total nonperforming assets                                              84
--------------------------------------------------------------------------------

(a) As of September 30, 1997, no reserve is required under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, for the $80 million recorded investment in impaired loans. Charge-offs and interest applied to principal have reduced the recorded investment values to amounts that are less than the SFAS No. 114 calculated values. For the three months and nine months ended September 30, 1997, the average recorded investment in impaired loans was $97 million and $102 million, respectively.

An analysis of the effect of impaired loans, net of charge-offs, on interest revenue for the three months and nine months ended September 30, 1997 and 1996, is presented in the following table.

                                                                              Third quarter                   Nine months
In millions                                                                1997           1996           1997            1996
-----------------------------------------------------------------------------------------------------------------------------
Interest revenue that would have been recorded if accruing                  $ 2             $2            $ 6             $ 9
Less interest revenue recorded                                                1              3              4               4
-----------------------------------------------------------------------------------------------------------------------------
(Negative) positive impact of impaired loans on interest revenue             (1)             1             (2)             (5)
-----------------------------------------------------------------------------------------------------------------------------

10. AGGREGATE ALLOWANCE FOR CREDIT LOSSES

An analysis of the aggregate allowance for credit losses at September 30, 1997, is presented in the following table.

                                                Third quarter        Nine months
In millions                                          1997                1997
--------------------------------------------------------------------------------
  BEGINNING OF PERIOD BALANCE                     $ 1,110             $ 1,116
--------------------------------------------------------------------------------
  Recoveries                                           14                  36
  Charge-offs:
    Commercial and industrial                         (17)                (38)
    Other                                             (10)                (17)
--------------------------------------------------------------------------------
  Net charge-offs                                     (13)                (19)
--------------------------------------------------------------------------------
  Translation adjustment                               (1)                 (1)
--------------------------------------------------------------------------------
  BALANCE, SEPTEMBER 30, 1997 (a)(b)              $ 1,096             $ 1,096
--------------------------------------------------------------------------------


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

(b) At September 30, 1997, the allocation of the aggregate allowance for credit losses was as follows: Specific allocation - borrowers in the U.S. $135 million, Specific allocation - borrowers outside the U.S. $37 million, Allocation to general risk $924 million.

11.   INVESTMENT BANKING REVENUE AND OTHER REVENUE

In the third quarter of 1997 and 1996, investment banking revenue of $320 million and $233 million includes $132 million and $83 million, respectively, of underwriting revenue. For the nine months ended September 30, 1997 and 1996, investment banking revenue of $840 million and $644 million includes underwriting revenue of $369 million and $259 million, respectively.

     Other revenue includes $12 million and $85 million for the three and nine months ended September 30, 1997, respectively, of gains on hedges of anticipated foreign currency revenues and expenses. These gains were partially offset by the impact of exchange rate movements on reported revenues and expenses in the respective periods.

12.   INCOME TAXES

Income tax expense for the three and nine months ended September 30, 1997 and 1996 reflects a 33% effective tax rate. Income tax expense related to net realized gains on debt and equity investment securities was approximately $14 million and $80 million for the three and nine months ended September 30, 1997, respectively. Income tax expense related to net realized gains on debt and equity investment securities was approximately $26 million and $77 million for the three and nine months ended September 30, 1996, respectively. The applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities was approximately 37% for the three and nine months ended September 30, 1997. The applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities for the three and nine month periods ended September 30, 1996, was approximately 39% and 36%, respectively.

13.   COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets carried at approximately $85.9 billion in the consolidated balance sheet at September 30, 1997, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public moneys as required by law, and for other purposes.

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

                                                    Third quarter                      Nine months
Dollars in millions                             1997             1996             1997             1996
-------------------------------------------------------------------------------------------------------
 Adjusted net income                            $386             $267           $1,167           $1,130

Primary earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period          197,776,475      201,755,770      199,821,082      202,029,375

Fully diluted earnings per share:
  Weighted-average number of common
  and common equivalent shares
  outstanding during the period          198,229,576      201,968,519      200,675,727      202,792,562
-------------------------------------------------------------------------------------------------------

Refer to Note 2, Accounting developments, for information regarding the recently issued SFAS No. 128, Earnings per Share.

15. CAPITAL REQUIREMENTS

As of September 30, 1997, J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) adopted the Federal Reserve Board's new market risk capital guidelines for calculation of risk-based capital ratios, in advance of the mandatory implementation date of January 1, 1998. The new framework amends the existing guidelines by incorporating a measure of market risk for trading positions. In addition, the capital and assets of the Section 20 subsidiary, J.P. Morgan Securities Inc., are now included in the calculations related to J.P. Morgan, the bank holding company. Prior period ratios have not been restated. Refer to page 28 for further information.

     For certain regulatory supervision purposes, bank regulators use five capital category definitions applicable to banks ranging from "well capitalized" to "critically undercapitalized." A bank is considered "well capitalized" if it has minimum tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. A bank holding company that has adopted the new framework is considered "well capitalized" if it has minimum tier 1 capital, total capital, and leverage ratios of 6%, 10% and 3%, respectively. At September 30, 1997, the ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards required for a "well capitalized" bank holding company and bank, respectively. Management is aware of no conditions or events that have occurred since September 30, 1997 that would change J.P. Morgan's or Morgan Guaranty's "well capitalized" status.

Set forth in the table below are the risk-based capital and leverage ratios and amounts for J.P. Morgan and Morgan Guaranty as of September 30, 1997. All amounts and ratios exclude the impact of SFAS No. 115.

Dollars in millions                Amounts                             Ratios(c)
--------------------------------------------------------------------------------
Tier 1 capital(a)
   J.P.Morgan                      $11,916                                  8.1%
   Morgan Guaranty                  10,174                                  7.7
--------------------------------------------------------------------------------
Total risk-based capital(b)
   J.P.Morgan                      $17,173                                 11.6%
   Morgan Guaranty                  13,812                                 10.4
--------------------------------------------------------------------------------
Leverage
   J.P.Morgan                                                               4.5%
   Morgan Guaranty                                                          5.2
--------------------------------------------------------------------------------

(a) For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum tier 1 capital of $5.9 billion and $5.3 billion, respectively.

(b) For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum total risk-based capital of $11.8 billion and $10.6 billion, respectively.

(c) Pursuant to Federal Reserve Board guidelines, the minimum tier 1 capital, total risk-based capital, and leverage ratios are 4%, 8%, and 3%, respectively for bank holding companies and banks.

16. PENDING INVESTMENT IN AMERICAN CENTURY COMPANIES, INC.

On July 30, 1997, J.P. Morgan agreed to purchase a 45% economic interest in American Century Companies, Inc. (American Century) for cash consideration of approximately $900 million. In addition, J.P. Morgan will have an option to increase its economic interest to 50% at the end of three years. The transaction is expected to close in early 1998, pending approval by each firm's Board of Directors and U.S. regulatory agencies. American Century, the fourth largest no-load U.S. mutual fund company selling directly to individuals, manages $60 billion of assets in about 70 mutual funds. The investment will be accounted for under the equity method of accounting.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan & Co. Incorporated reported net income of $396 million in the third quarter of 1997, up 43% from $276 million in the third quarter of 1996. Earnings per share for the quarter were $1.96, compared with $1.32 a year ago. In 1996, third quarter earnings included a special charge of $71 million ($42 million after tax, or $0.21 per share) related to the formation of a strategic alliance to manage parts of the firm's global technology infrastructure.

Net income for the first nine months of 1997 totaled $1.194 billion, an increase from $1.155 billion a year ago. Earnings per share in the first nine months were $5.84 versus $5.60.

THIRD QUARTER 1997 RESULTS AT A GLANCE

                                                      Third quarter       Second quarter
----------------------------------------------------------------------------------------
In millions of dollars, except per share data        1997         1996         1997
----------------------------------------------------------------------------------------
Revenues                                          $ 1,916      $ 1,549      $ 1,791
Operating expenses                                 (1,326)      (1,137)      (1,241)
Income taxes                                         (194)        (136)        (176)
----------------------------------------------------------------------------------------
Net income                                            396          276          374
Net income per share                              $  1.96      $  1.32      $  1.85
----------------------------------------------------------------------------------------
Dividends declared per share                      $  0.88      $  0.81      $  0.88

REVENUES in the third quarter rose 24% from the same period a year ago.

         - Finance and Advisory revenues rose 28% to $548 million, reflecting continued growth in advisory services and debt and equity underwriting.

         - Market Making revenues, up 23% to $669 million, were strong and diversified.

         - Asset Management and Servicing revenues increased 23% to $407 million, reflecting growth in both institutional investment management and private client services.

         - Equity Investments revenues rose to $66 million from $59 million.

         - Proprietary Investing and Trading revenues were $241 million, up from $203 million.

OPERATING EXPENSES, excluding the 1996 third quarter special charge of $71 million, rose 24% in the 1997 third quarter from the same period a year ago.

IN OTHER DEVELOPMENTS, on July 30, 1997, J.P. Morgan and American Century Companies, Inc. agreed to form a business partnership to pursue growth opportunities in asset management and personal financial services. As part of the agreement, Morgan will purchase a 45% economic interest in American Century for approximately $900 million; Morgan will have an option to increase that interest to 50% at the end of three years. The transaction is expected to close in early 1998, pending approval by each firm's Board of Directors and U.S. regulatory agencies. American Century, the fourth largest no-load U.S. mutual fund company selling directly to individuals, manages $60 billion of assets in about 70 mutual funds.

BUSINESS SECTOR ANALYSIS

We describe the activities of J.P. Morgan using five business sectors. Three of these sectors - Finance and Advisory, Market Making, and Asset Management and Servicing - focus on services we provide for clients, including positions taken to facilitate client transactions. Two sectors comprise proprietary activities that we conduct exclusively for our own account: Equity Investments and Proprietary Investing and Trading. For a complete description of our business sectors, refer to the J.P. Morgan & Co. Incorporated 1996 Annual report. Presented below are the summary results for each sector for the three and nine months ended September 30, 1997 and 1996.


                                               Asset       TOTAL
                       Finance            Management     CLIENT-                  Proprietary          TOTAL
                           and   Market          and     FOCUSED        Equity      Investing    PROPRIETARY   Corporate    CONSOL-
In millions           Advisory   Making    Servicing  ACTIVITIES   Investments    and Trading     ACTIVITIES       Items      IDATED
------------------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER
 1997

Total revenues            $548     $669         $407      $1,624           $66           $241           $307        ($15)     $1,916
Total expenses             343      528          339       1,210            10             49             59          57       1,326
------------------------------------------------------------------------------------------------------------------------------------
Pretax income              205      141           68         414            56            192            248         (72)        590
------------------------------------------------------------------------------------------------------------------------------------

THIRD QUARTER
 1996

Total revenues             429      545          330       1,304            59            203            262         (17)      1,549
Total expenses             261      420          282         963             7             33             40         134       1,137
------------------------------------------------------------------------------------------------------------------------------------
Pretax income              168      125           48         341            52            170            222        (151)        412
------------------------------------------------------------------------------------------------------------------------------------

INCREASE/(DECREASE),
  THIRD QUARTER 1997
  VS.
  THIRD QUARTER 1996

Total revenues             119      124           77         320             7             38             45           2         367
Total expenses              82      108           57         247             3             16             19         (77)        189
------------------------------------------------------------------------------------------------------------------------------------
Pretax income               37       16           20          73             4             22             26          79         178
------------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS
 1997

Total revenues           1,480    2,050        1,174       4,704           239            633            872         (36)      5,540
Total expenses             996    1,457          959       3,412            28            140            168         178       3,758
------------------------------------------------------------------------------------------------------------------------------------
Pretax income              484      593          215       1,292           211            493            704        (214)      1,782
------------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS
 1996

Total revenues           1,271    1,955        1,026       4,252           251            634            885         (87)      5,050
Total expenses             788    1,271          827       2,886            23            109            132         308       3,326
------------------------------------------------------------------------------------------------------------------------------------
Pretax income              483      684          199       1,366           228            525            753        (395)      1,724
------------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE),
  NINE MONTHS 1997
  VS.
  NINE MONTHS 1996

Total revenues             209       95          148         452           (12)            (1)           (13)          51        490
Total expenses             208      186          132         526             5             31             36         (130)       432
------------------------------------------------------------------------------------------------------------------------------------
Pretax income                1      (91)          16         (74)          (17)           (32)           (49)          181        58
------------------------------------------------------------------------------------------------------------------------------------

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

FINANCE AND ADVISORY

The Finance and Advisory sector includes results of our Advisory, Debt and Equity Underwriting, and Credit activities. Revenues in the third quarter increased 28% to $548 million from a year ago.

            Revenues from advisory services and debt and equity underwriting in both developed and emerging markets increased 74% to $328 million, reflecting record levels of investment banking activity. Revenues from the global credit business declined to $220 million from $240 million a year ago, primarily because of lower syndication revenues.

            Market share increased in both debt and equity underwriting and mergers and acquisitions activity. According to Securities Data Co., J.P. Morgan ranked sixth in U.S. debt and equity underwriting for the first nine months of 1997, and market share grew to 8.7% from 6.9% a year ago. In completed mergers and acquisitions transactions worldwide, Morgan also ranked sixth on a year-to-date basis; market share rose to 10.7%, compared with 8.9% in the prior year. As arranger of syndicated loans, J.P. Morgan ranked second globally, according to Loan Pricing Corporation, for the first nine months of 1997, unchanged from a year earlier.

            Expenses in the third quarter of 1997 increased 31% to $343 million compared with $261 million in the third quarter of 1996. The Finance and Advisory sector includes all of the costs associated with our global network of senior client relationship managers who market the full spectrum of our capabilities and provide the link between our clients' needs and J.P. Morgan's financial, advisory, asset management, market-making, and risk management products and services.

            The Finance and Advisory sector recorded pretax income of $205 million in the third quarter of 1997 compared with $168 million a year ago.

            Revenues for the first nine months of 1997 increased to $1.480 billion from $1.271 billion in 1996. Expenses for the same period increased to $996 million from $788 million in the nine months ended September 30, 1996. Year-to-date pretax income was $484 million in 1997, as compared to $483 million for the first nine months of 1996.

MARKET MAKING

The Market Making sector includes results of our Fixed Income, Equities, Foreign Exchange, and Commodities activities. Total revenues were $669 million in the 1997 third quarter, compared with $545 million a year ago.

            Fixed income revenues in developed markets increased 16% to $333 million, with especially strong results in Europe. In emerging markets, market-making revenues were $111 million, down from $153 million a year ago. In equities, market making revenues were up 83% to $106 million. Equity commissions increased sharply, reflecting growing volumes and market share on U.S. and European exchanges; equity derivative revenues also grew. Foreign exchange revenues rose more than 70% to $99 million on strong client demand in active markets. Commodities revenues were $20 million in the current period versus a loss of $10 million a year ago.

            Total expenses of $528 million increased 26% from the third quarter of 1996.

            The Market Making sector recorded pretax income of $141 million in the third quarter of 1997, compared with $125 million in the third quarter of 1996.
            Revenues for the nine month period were $2.050 billion compared with $1.955 billion a year earlier. Expenses for the same period were $1.457 billion compared to $1.271 billion in the nine months ended September 30, 1996. Year-to-date pretax income was $593 million in 1997, as compared to $684 million for the first nine months of 1996.

ASSET MANAGEMENT AND SERVICING

The Asset Management and Servicing sector includes results of our Investment Management, Private Client Services, Futures and Options Brokerage, and Euroclear System activities. Total revenues rose 23% to $407 million in the 1997 third quarter from a year ago.

            Revenues generated from institutional investment management activities and services for private clients increased 23% to $259 million. Assets under management were $244 billion at September 30, 1997, compared with $197 billion at September 30, 1996. Futures and Options Brokerage as well as Euroclear-related revenues also increased.

            Private clients accounted for approximately $160 million of revenues from the firm's client-focused activities in the third quarter, up 31% from 1996. Of this amount, $51 million is recorded in the Finance and Advisory and Market Making sectors.

            Expenses associated with the Asset Management and Servicing sector were up 20%, to $339 million in the third quarter of 1997, compared with $282 million in the third quarter of 1996.

            The Asset Management and Servicing sector recorded pretax income of $68 million in the third quarter of 1997 compared with $48 million in the year-earlier period.

            Revenues for the nine month period increased to $1.174 billion from $1.026 billion a year-earlier. Expenses for the same period were $959 million versus $827 million for the nine months ended September 30, 1996. Year-to-date pretax income was $215 million, as compared to $199 million for the first nine months of 1996.

EQUITY INVESTMENTS

The Equity Investments sector includes results from our proprietary equity investment portfolio management activities. Total reported revenues were $66 million in the third quarter, compared with $59 million a year ago. Included in reported revenues were net gains of $54 million in the current quarter versus $56 million a year ago. Equity Investments recorded pretax income of $56 million in the third quarter of 1997 compared with $52 million in the third quarter of 1996.

            Revenues for the nine month period were $239 million compared with $251 million a year earlier. Year-to-date pretax income was $211 million in 1997, as compared to $228 million for the first nine months of 1996.

            On a total return basis, combining reported revenues with the change in net unrealized appreciation, Equity Investments earned $176 million in the 1997 third quarter, primarily related to investments in the insurance and financial services industries. A year ago, total return was a loss of $48 million. Total return for the nine months ended September 30, 1997, was $363 million compared with $109 million for the nine months ended September 30, 1996. As our investment strategy covers a longer-term horizon, total return viewed over shorter periods will reflect the impact of short-term market movements, including industry specific events.

PROPRIETARY INVESTING AND TRADING

The Proprietary Investing and Trading sector includes results from our market risk positioning and capital and liquidity management activities. Total reported revenues were $241 million for the 1997 third quarter, compared with $203 million a year ago. The Proprietary Investing and Trading sector recorded pretax income of $192 million in the third quarter of 1997, compared with $170 million in the same period a year ago.

            Revenues for the nine months of 1997 were $633 million, essentially unchanged from $634 million in the prior year. Year-to-date pretax income was $493 million in 1997, as compared to $525 million for the first nine months of 1996.

            Total return - reported revenues plus the change in net unrealized appreciation - for the 1997 third quarter was $173 million, compared with $165 million in 1996. Total return for the nine month period ended September 30, 1997 was $597 million compared with $360 million for the nine months ended September 30, 1996.

CORPORATE ITEMS

Corporate Items includes revenues and expenses that have not been allocated to the five business sectors, intercompany eliminations, the taxable-equivalent adjustment and the results of sold or discontinued businesses.

            Corporate Items in the third quarter of 1996 included a $71 million special charge related to the formation of a strategic alliance to manage parts of the firm's global technology infrastructure. Corporate Items also includes revenues and expenses of $30 million, in the third quarter of 1996, from custody and cash processing activities, previously exited by Morgan.

            Corporate items for the nine months of 1997 includes $80 million of gains on hedges of anticipated foreign currency revenues and expenses. These gains were partially offset by the impact of exchange rate movements on reported revenues and expenses in the year-to-date period. Corporate items in 1997 also includes a charge of $28 million incurred in connection with the renovation of office space in New York. In addition to the $71 million special charge discussed above, Corporate Items for the nine months of 1996 included revenues and expenses of $106 million and $120 million respectively, related to custody and cash processing activities, previously exited by Morgan.

The following table summarizes revenues by major activity included within each of our business sectors for the three and nine months ended September 30, 1997 and 1996.



                                           Third            Third                              Nine            Nine
                                         Quarter          Quarter        Increase/           Months           Months      Increase/
In millions                                 1997             1996        (Decrease)            1997             1996      (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
Advisory & Underwriting                   $  328          $   189          $   139          $   804          $   589          $ 215
Global Credit                                220              240              (20)             676              682             (6)
------------------------------------------------------------------------------------------------------------------------------------
FINANCE AND ADVISORY                         548              429              119            1,480            1,271            209
------------------------------------------------------------------------------------------------------------------------------------

Fixed Income                                 333              286               47              864            1,019           (155)
Emerging Markets                             111              153              (42)             420              428             (8)
Equities                                     106               58               48              416              283            133
Foreign Exchange                              99               58               41              302              206             96
Commodities                                   20              (10)              30               48               19             29
------------------------------------------------------------------------------------------------------------------------------------
MARKET MAKING                                669              545              124            2,050            1,955             95
------------------------------------------------------------------------------------------------------------------------------------

Asset Management Services *                  259              211               48              758              660             98
Securities and Futures Services              148              119               29              416              366             50
------------------------------------------------------------------------------------------------------------------------------------
ASSET MANAGEMENT AND SERVICING               407              330               77            1,174            1,026            148
------------------------------------------------------------------------------------------------------------------------------------

TOTAL CLIENT-FOCUSED REVENUES              1,624            1,304              320            4,704            4,252            452
------------------------------------------------------------------------------------------------------------------------------------

EQUITY INVESTMENTS                            66               59                7              239              251            (12)
------------------------------------------------------------------------------------------------------------------------------------

PROPRIETARY INVESTING AND TRADING            241              203               38              633              634             (1)
------------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPRIETARY REVENUES                   307              262               45              872              885            (13)
------------------------------------------------------------------------------------------------------------------------------------

Corporate Items                              (15)             (17)               2              (36)             (87)            51
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED REVENUES                      1,916            1,549              367            5,540            5,050            490
------------------------------------------------------------------------------------------------------------------------------------


*  Includes Investment Management and Private Client Services

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

                                                            Europe,                   Total
                               North            Latin   Middle East       Asia      Client-
In millions                  America          America    and Africa    Pacific      Focused
------------------------------------------------------------------------------- ------------
THIRD QUARTER 1997

Revenues                     $   809            $ 142       $   493      $ 180      $ 1,624
Expenses                         633               57           387        133        1,210
------------------------------------------------------------------------------- ------------
Pretax Income                    176               85           106         47          414
------------------------------------------------------------------------------- ------------

THIRD QUARTER 1996

Revenues                         665              140           362        137        1,304
Expenses                         501               45           310        107          963
------------------------------------------------------------------------------- ------------
Pretax Income                    164               95            52         30          341
------------------------------------------------------------------------------- ------------



NINE MONTHS 1997

Revenues                       2,291              450         1,442        521        4,704
Expenses                       1,791              162         1,087        372        3,412
------------------------------------------------------------------------------- ------------
Pretax Income                    500              288           355        149        1,292
------------------------------------------------------------------------------- ------------

NINE MONTHS 1996

Revenues                       2,026              435         1,349        442        4,252
Expenses                       1,501              139           929        317        2,886
------------------------------------------------------------------------------- ------------
Pretax Income                    525              296           420        125        1,366
------------------------------------------------------------------------------- ------------

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

North American client revenues increased 13% in the nine months ended September 30, 1997, compared with the corresponding period of the prior year. Finance and advisory revenues rose on higher advisory services and debt and equity underwriting revenues. Market making revenues increased on strong results from equities and foreign exchange; asset management and servicing revenues also grew.

            Client revenues in Latin America rose 3% for the nine months ended September 30, 1997 versus a year ago, as strong increases in the finance and advisory and asset management and servicing sectors were offset by declines in the market making sector.

            Client revenues in Europe were 7% higher for the year-to-date period ended September 30, 1997, compared with the same 1996 period. Finance and advisory revenues increased on strong advisory and underwriting revenues; asset management and servicing also produced strong results. Offsetting such increases were lower market making revenues as lower fixed income revenues more than offset increases in other market making activities.

            Asia Pacific client revenues grew 18% in the nine months ended September 30, 1997 versus a year ago, driven by increases in the market making and asset management and servicing sectors. The finance and advisory sector's revenues were essentially unchanged.

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

    The following presents the market risk profiles for the firm for the twelve months ended September 30, 1997. The level of market risk, which is measured on a diversified basis, will vary with market factors, the level of client activity, and our expectations of price and market movements.

Aggregate Market Risk Activities

For the twelve months ended September 30, 1997, average DEaR for our aggregate trading and investing activities across all market risks was approximately $29 million and ranged from $22 million to $39 million. For the twelve months ended December 31, 1996, average DEaR for our aggregate trading and investing activities across all market risks was approximately $31 million and ranged from $24 million to $44 million.

Trading Market Risk Activities

For the twelve months ended September 30, 1997, average DEaR for our trading activities was approximately $21 million and ranged from $15 million to $28 million. Such DEaR represented the combination of interest rate risk of approximately $16 million, foreign exchange rate risk of approximately $6 million, equities risk of approximately $7 million, commodity risk of approximately $3 million and all other market risks of approximately $7 million, offset by approximately ($18) million reflecting additional diversification among these risks. For the twelve months ended December 31, 1996, average DEaR for our trading activities was approximately $21 million and ranged from $13 million to $28 million.

    We evaluate the reasonableness of DEaR by comparing DEaR to actual trading results. The number of occurrences where daily revenue fell short of expected daily results by amounts greater than related DEaR estimates was consistent with statistical expectations.

Proprietary Investing Activities

The primary sources of market risk associated with our proprietary investing activities relate to interest rate risk associated with fixed income instruments and spread risk associated with our mortgage-backed securities portfolio. For the twelve month period ended September 30, 1997, average DEaR for proprietary investing activities was approximately $20 million and ranged from $12 million to $28 million. For the twelve months ended December 31, 1996, average DEaR for proprietary investing activities was approximately $22 million and ranged from $10 million to $37 million.

    Due to the longer-term nature of our investing activities, we use a weekly time horizon to evaluate our risk estimates relative to total return. For the twelve month period ended September 30, 1997, the number of occurrences where total return fell short of expected weekly results by amounts greater than related weekly risk estimates was consistent with statistical expectations.

         FINANCIAL REVIEW

         REVENUES

         Revenues were $1.916 billion in the third quarter of 1997, compared with $1.549 billion in the year ago quarter. For the nine months ended September 30, 1997, revenues were $5.540 billion versus $5.050 billion in the same period a year ago.

            Net interest revenue, the aggregate of interest revenue and expense generated from the firm's client-focused and proprietary activities using a variety of asset, liability, and off-balance-sheet instruments, increased 11% to $472 million from the third quarter of 1996. This increase resulted primarily from higher net interest revenue from our market-making and asset management and servicing activities, partially offset by a decline in net interest revenue from proprietary investing and trading positions, as a result of the continuing maturity of higher yielding investments, principally interest rate swaps. For the first nine months of 1997, net interest revenue increased 16% to $1.417 billion from the corresponding 1996 period.

            Trading revenue was $657 million in the third quarter of 1997 compared with $510 million a year ago. Year-to-date trading revenue decreased to $1.831 billion from $1.965 billion for the first nine months of 1996, down 7%. The following table presents trading revenue, disaggregated by principal product groupings, and total trading-related net interest revenue. It does not represent total revenues generated by our activities, and accordingly, does not reflect the integrated nature of our business as described in Business Sector Analysis (see page 19).

                                                                                                       Total        Net
                                          Fixed                   Foreign   Commod-   Proprietary    Trading   Interest    Combined
              In millions                Income    Equities      Exchange    ities        Trading    Revenue    Revenue      Totals
             -----------------------------------------------------------------------------------------------------------------------
              Third Quarter 1997          $ 416        $ 51          $ 78      $17            $95       $657       $118        $775

              Third Quarter 1996            403          43            59      (15)            20        510         65         575

              Nine Months 1997            1,012         332           270       32            185      1,831        399       2,230

              Nine Months 1996            1,267         261           236       24            177      1,965        137       2,102

             -----------------------------------------------------------------------------------------------------------------------

         Fixed income trading revenue increased to $416 million from $403 million in the year-earlier quarter. Trading revenue from equities grew 19% to $51 million. Foreign exchange trading revenue increased 32% to $78 million from a year ago, on strong client demand in active markets. Trading revenue from commodities was $17 million, compared with a loss of $15 million in the 1996 third quarter. Proprietary trading revenue grew to $95 million from $20 million in the year earlier quarter.

            Investment banking revenue rose 37% to $320 million in the third quarter of 1997, reflecting record levels of investment banking activity. Underwriting revenue grew to $132 million from $83 million in the year earlier quarter. Advisory and syndication fees rose to $188 million from $150 million a year ago. Investment banking revenue for the first nine months of 1997 was $840 million, compared with $644 million for the first nine months of 1996. Underwriting revenue for the first nine months of 1997 was $369 million, versus $259 million for the same 1996 period. Advisory and syndication fees for the first nine months were $471 million, compared to $385 million for the same period of 1996.

            Investment management revenue increased 23% to $201 million in the 1997 third quarter from a year ago. Assets under management were $244 billion at September 30, 1997, versus $197 billion at September 30, 1996. Investment management revenue for the first nine months of 1997 increased 18% to $584 million, over the same 1996 period.

Fees and commissions were $164 million, up 20% from $137 million in the year ago quarter, primarily due to higher equity commissions reflecting growing market share on U.S. and European exchanges. For the first nine months of 1997, fees and commissions revenue was $468 million, compared to $430 million in the same 1996 period.

         Investment securities revenue was $67 million in the third quarter of 1997 and $68 million in the prior year quarter. Net gains from positions associated with our Equity Investment activities were $54 million in the current quarter compared to $56 million a year ago. Also included in investment securities revenue were net realized gains of $10 million and $11 million on sales of debt investment securities in the current and year ago quarters, respectively. For the current nine month period, investment securities revenue was $242 million, versus $218 million for the first nine months of 1996.

         Other revenue was $35 million in the third quarter, compared with $12 million a year earlier. Other revenue for the first nine months of 1997 was $158 million, compared with $82 million for the first nine months of 1996. Other revenue includes $12 million and $85 million for the three and nine months ended September 30, 1997, respectively, of gains on hedges of anticipated foreign currency revenues and expenses. These gains were partially offset by the impact of exchange rate movements on reported revenues and expenses in the respective periods.

OPERATING EXPENSES

Operating expenses were $1.326 billion in the 1997 third quarter, compared with $1.137 billion in the third quarter of 1996. Excluding the technology-related special charge of $71 million in last year's third quarter, 1997 third quarter expenses grew 24% from a year earlier. The increase reflects continued spending on investment banking, equities, and asset management capabilities and higher levels of client-related business activity. Also contributing to the rise were expenditures related to initiatives to prepare for the year 2000 and the anticipated conversion to a single European currency. For the nine months ended September 30, 1997, operating expenses were $3.758 billion, versus $3.326 billion a year ago.

         At September 30, 1997, staff totaled 16,525 employees, compared with 15,188 employees at September 30, 1996.

         Income tax expense in the third quarter totaled $194 million, based on an effective tax rate of 33%, the same rate used in the year earlier quarter. For the nine months ended September 30, 1997 and 1996, the effective tax rate was 33%.

ASSET QUALITY

Total assets were $270 billion at September 30, 1997, compared with $250 billion at June 30, 1997. At September 30, 1997 the aggregate allowance for credit losses was $1.096 billion versus $1.110 billion at June 30, 1997. Nonperforming assets decreased to $84 million at September 30, 1997, from $108 million at June 30, 1997, as assets newly classified as nonperforming were more than offset by assets returned to performing status, repayments, and charge-offs. No provision for credit losses was deemed necessary in the 1997 third quarter.

FOREIGN-COUNTRY-RELATED OUTSTANDINGS

Foreign-country-related outstandings represent outstandings to foreign borrowers that are denominated in U.S. dollars or currencies other than the borrower's local currency or, in the case of a guarantee, other than the guarantor's local currency. Outstandings include loans, interest-earning deposits with banks, investment securities, customers' acceptance liability, securities purchased under agreements to resell, trading account securities, accrued interest, and other monetary assets. Outstandings generally are distributed according to the location and category of the borrower. In the case of guaranteed outstandings, or when tangible, liquid collateral is held and realizable outside the obligor's country, distribution is generally made according to the location and category of the guarantor or the location where the collateral is held and realizable. Countries in which J.P. Morgan's outstandings exceeded 1.0% of total assets at September 30, 1997, are listed in the following table.


                                                                    Cross-border
In millions                                                         outstandings
--------------------------------------------------------------------------------
France                                                                    $4,919
United Kingdom                                                             3,810
--------------------------------------------------------------------------------

At September 30, 1997, Cross-border outstandings in Switzerland were $2,424 million, between 0.75% and 1.0% of total assets.

STOCKHOLDERS' EQUITY

Total stockholders' equity was approximately $11.6 billion at September 30, 1997. Stockholders' equity included approximately $598 million of net unrealized appreciation on debt investment securities and marketable equity investment securities, net the related deferred tax liability of $353 million. The net unrealized appreciation on debt investment securities was $343 million at September 30, 1997. The net unrealized appreciation on marketable equity investment securities was $608 million at September 30, 1997. Included in the table below are selected ratios based upon stockholders' equity.


                                            September 30   December 31  September 30
Dollars in billions, except share data              1997          1996          1996
-------------------------------------------------------------------------------------
Total stockholders' equity                        $ 11.6        $ 11.4        $ 11.1

Annualized rate of return on average common
stockholders' equity (a) (b)                        14.3%         15.3%         10.3%
As percent of period-end total
  assets:
  Common equity                                      4.1           4.8           4.9
  Total equity                                       4.3           5.2           5.2

Book value per common share (c)                   $56.83        $54.43        $52.62
-------------------------------------------------------------------------------------


(a) Represents the annualized rate of return on average common stockholders' equity for the three months ended September 30, 1997, December 31, 1996, and September 30, 1996. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 15.0%, 15.9%, and 10.6% for the three months ended September 30, 1997, December 31, 1996, and September 30, 1996, respectively.

(b) The annualized rate of return on average common stockholders' equity for the nine months ended September 30, 1997 and 1996 was 14.7% and 14.8%, respectively. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 15.4% and 15.5% for the nine months ended September 30, 1997 and 1996, respectively.

(c) Excluding the impact of SFAS No. 115, the book value per common share would have been $53.73, $52.08, and $51.01 for the three months ended September 30, 1997, December 31, 1996, and September 30, 1996, respectively.

REGULATORY CAPITAL REQUIREMENTS

The capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators at September 30, 1997. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a "well capitalized" bank holding company and bank, respectively, at September 30, 1997.

As of September 30, 1997, J.P. Morgan and Morgan Guaranty adopted the Federal Reserve Board's new market risk capital guidelines for calculation of risk-based capital ratios, in advance of the mandatory implementation date of January 1, 1998. The new framework amends the existing guidelines by incorporating a measure of market risk for trading positions. In addition, the capital and assets of the Section 20 subsidiary, J.P. Morgan Securities Inc., are no longer excluded from the calculations for J.P. Morgan, the bank holding company. The effect of SFAS No. 115 continues to be excluded. Prior period ratios have not been restated.


                                September 30   December 31   September 30
Dollars in billions                     1997          1996           1996
--------------------------------------------------------------------------------
Risk-based capital
J.P. Morgan
Tier 1 risk-based capital             $ 11.9           (a)            (a)
Total risk-based capital                17.2           (a)            (a)
Risk adjusted assets                   147.7           (a)            (a)

Capital ratios
J.P. Morgan
Tier 1 ratio                             8.1%          (a)            (a)
Total ratio                             11.6           (a)            (a)
Leverage ratio                           4.5           (a)            (a)

Morgan Guaranty
Tier 1 ratio                             7.7%          (b)            (b)
Total ratio                             10.4           (b)            (b)
Leverage ratio                           5.2           (b)            (b)
--------------------------------------------------------------------------------


(a)In accordance with Federal Reserve Board guidelines followed prior to September 30, 1997, the prior period amounts and ratios exclude the equity, assets, and off balance sheet exposures of J.P. Morgan Securities Inc. and the effect of SFAS No. 115. For J.P. Morgan, the tier 1, total, and leverage ratios, computed under former guidelines, were 8.8%, 12.2%, and 5.9%, respectively, at December 31, 1996, and 8.1%, 11.7%, and 6.2%, respectively, at September 30, 1996. The tier 1 capital, total capital and risk adjusted assets amounts, computed under former guidelines, were $10.9 billion, $15.1 billion and $123.9 billion, respectively at December 31, 1996, and $9.9 billion, $14.2 billion and $122.1 billion, respectively at September 30, 1996.

(b)In accordance with Federal Reserve Board guidelines followed prior to September 30, 1997, the tier 1 , total, and leverage ratios, for Morgan Guaranty, were 8.2%, 11.5%, and 5.3%, respectively, at December 31, 1996, and 7.7%, 10.5%, and 5.9%, respectively, at September 30, 1996.

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

-------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates
on a taxable-equivalent basis

                                                                            Three months ended
                                          -------------------------------------------------------------------------------------
                                                     September 30, 1997                        September 30, 1996
                                          -------------------------------------------------------------------------------------
                                          Average                         Average      Average                        Average
                                          balance        Interest           rate       balance       Interest          rate
                                          -------------------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.      $   1,896      $      51          10.67%     $   2,406     $      30          4.96%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                             1,259             23           7.25          1,367            25          7.28
    U.S. state and political
      subdivision                             1,187             35          11.70          1,523            44         11.49
    Other                                    18,274            290           6.30         16,541           273          6.57
Debt investment securities in offices
  outside the U.S. (a)                        3,753             75           7.93          3,740            66          7.02
Trading account assets:
    In offices in the U.S.                   25,364            389           6.08         15,596           240          6.12
    In offices outside the U.S.              38,516            644           6.63         30,369           579          7.58
Securities purchased under agreements
  to resell and federal funds sold,
    In offices in the U.S.                   15,970            225           5.59         25,382           333          5.22
    In offices outside the U.S.              25,457            318           4.96         19,267           236          4.87
Securities borrowed,
    mainly in offices in the U.S.            37,589            457           4.82         26,485           338          5.08
Loans:
    In offices in the U.S.                    5,046             90           7.08          5,633           100          7.06
    In offices outside the U.S.              26,155            431           6.54         21,343           340          6.34
Other interest-earning assets (b):
    In offices in the U.S.                      732             69              *            824            29             *
    In offices outside the U.S.                 525             81              *            933            62             *
-------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets              201,723          3,178           6.25        171,409         2,695          6.25
Allowance for credit losses (c)                (918)                                      (1,114)
Cash and due from banks                         453                                          622
Other noninterest-earning assets             60,856                                       40,535
-------------------------------------------------------------------------------------------------------------------------------
 Total assets                               262,114                                      211,452
-------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended September 30, 1997 and 1996.

(a) For the three months ended September 30, 1997 and 1996, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

(c) Average amount at September 30, 1997 is based on the portions of the aggregate allowance for credit losses related only to loans and trading account assets. See Note 10, Aggregate Allowance for Credit Losses. Average amount at September 30, 1996 is based on the aggregate allowance for credit losses.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates
on a taxable-equivalent basis

                                                                                          Three months ended
                                                                  ------------------------------------------------------------------
                                                                           September 30, 1997             September 30, 1996
                                                                  ------------------------------------------------------------------
                                                                  Average                  Average  Average                  Average
                                                                  balance    Interest       rate    balance    Interest       rate
                                                                  ------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                                        $  9,818   $    140       5.66%   $  3,754   $     48       5.09%
    In offices outside the U.S.                                     46,755        570       4.84      44,029        578       5.22
Trading account liabilities:
    In offices in the U.S.                                          11,813        199       6.68       9,199        154       6.66
    In offices outside the U.S.                                     14,834        224       5.99      11,094        204       7.32
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                                        66,932        888       5.26      62,522        799       5.08
Commercial paper, mainly in offices
    in the U.S.                                                      5,461         71       5.16       4,489         61       5.41
Other interest-bearing liabilities:
    In offices in the U.S.                                          14,034        212       5.99      13,900        196       5.61
    In offices outside the U.S.                                      5,515         61       4.39       2,322         53       9.08
Long-term debt,
    mainly in offices in the U.S.                                   19,959        303       6.02      10,866        157       5.75
Company-obligated mandatorily
    redeemable preferred securities of
    subsidiaries                                                     1,150         21       7.68          --         --         --
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                 196,271      2,689       5.44     162,175      2,250       5.52
Noninterest-bearing deposits:
    In offices in the U.S.                                             926                             1,981
    In offices outside the U.S.                                        589                               437
Other noninterest-bearing
  liabilities                                                       52,888                            35,838
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                  250,674                           200,431
Stockholders' equity                                                11,440                            11,021
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                                           262,114                           211,452
Net yield on interest-earning assets                                                        0.96                              1.03
------------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                             489                               445
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates
on a taxable-equivalent basis

                                                                             Nine months ended
                                          ------------------------------------------------------------------------------------------
                                                     September 30, 1997                          September 30, 1996
                                          ------------------------------------------------------------------------------------------
                                          Average                          Average     Average                        Average
                                          balance        Interest            rate      balance       Interest           rate
                                          ------------------------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.      $   1,944      $     124           8.53%     $   2,006     $      81          5.39%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                             1,321             73           7.39          1,103            62          7.51
    U.S. state and political
      subdivision                             1,295            114          11.77          1,622           140         11.53
    Other                                    17,699            848           6.41         17,632           834          6.32
Debt investment securities in offices
  outside the U.S. (a)                        3,972            216           7.27          4,093           197          6.43
Trading account assets:
    In offices in the U.S.                   23,544          1,103           6.26         15,748           714          6.06
    In offices outside the U.S.              39,850          2,017           6.77         26,745         1,545          7.72

Securities purchased under agreements
  to resell and federal funds sold,
    In offices in the U.S.                   15,757            648           5.50         26,837         1,019          5.07
    In offices outside the U.S.              24,137            854           4.73         17,100           720          5.62
Securities borrowed,
    mainly in offices in  the U.S.           34,625          1,284           4.96         24,441           919          5.02
Loans:
    In offices in the U.S.                    4,955            281           7.58          6,441           326          6.76
    In offices outside the U.S.              24,833          1,206           6.49         21,162         1,000          6.31
Other interest-earning assets (b):
    In offices in the U.S.                      717            131              *          1,030            88             *
    In offices outside the U.S.                 753            238              *          1,095           207             *
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               195,402          9,137           6.25        167,055         7,852          6.28
Allowance for credit losses (c)                (915)                                      (1,122)
Cash and due from banks                         804                                          886
Other noninterest-earning assets             51,943                                       41,864
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                247,234                                      208,683
------------------------------------------------------------------------------------------------------------------------------------


Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S., Trading account assets in offices in the U.S., and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the nine months ended September 30, 1997 and 1996.

(a) For the nine months ended September 30, 1997 and 1996, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

(c) Average amount at September 30, 1997 is based on the portions of the aggregate allowance for credit losses related only to loans and trading account assets. See Note 10, Aggregate Allowance for Credit Losses. Average amount at September 30, 1996 is based on the aggregate allowance for credit losses.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

----------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates
on a taxable-equivalent basis
                                                                                   Nine months ended
                                             -------------------------------------------------------------------------------
                                                            September 30, 1997                    September 30, 1996
                                             -------------------------------------------------------------------------------
                                                    Average                    Average    Average                 Average
                                                    balance    Interest         rate      balance   Interest        rate
                                             -------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits:

    In offices in the U.S.                         $  9,600      $  401         5.58%   $  2,625     $    95        4.83%
    In offices outside the U.S.                      45,793       1,642         4.79      45,181       1,800        5.32
Trading account liabilities:
    In offices in the U.S.                           10,800         549         6.80       8,351         395        6.32
    In offices outside the U.S.                      13,665         629         6.15      10,802         562        6.95
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                         66,703       2,617         5.25      61,381       2,384        5.19
Commercial paper, mainly in offices
    in the U.S.                                       4,444         178         5.36       4,151         169        5.44
Other interest-bearing liabilities:
    In offices in the U.S.                           14,889         663         5.95      13,847         588        5.67
    In offices outside the U.S.                       4,332         171         5.28       2,057         145        9.42
Long-term debt,
    mainly in offices in the U.S.                    16,657         754         6.05       9,976         432        5.78
Company-obligated mandatorily
    redeemable preferred securities of
    subsidiaries                                      1,101          61         7.68           -           -           -
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  187,984       7,665         5.45     158,371       6,570        5.54
Noninterest-bearing deposits:
    In offices in the U.S.                            1,035                                2,441
    In offices outside the U.S.                         403                                  823
Other noninterest-bearing
  liabilities                                        46,498                               36,187

------------------------------------------------------------------------------------------------------------------------
Total liabilities                                   235,920                              197,822
Stockholders' equity                                 11,314                               10,861
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                            247,234                              208,683

Net yield on interest-earning assets                                            1.01                                 1.03
-------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                             1,472                                1,282
-------------------------------------------------------------------------------------------------------------------------

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

         The table below summarizes maturities and weighted-average interest rates to be received and paid on U.S. dollar and non-U.S. dollar interest rate swaps used for purposes other-than-trading at September 30, 1997. The majority of nontrading interest rate swaps, as presented below, are risk-adjusting swaps. Also included in the table are swaps designated as hedges or used to modify the interest rate characteristics of assets and liabilities. Variable rates, which reset at predetermined dates, are generally presented based on the London Interbank Offered Rate (LIBOR) in effect on the swaps at September 30, 1997. The table was prepared under the assumption that these variable interest rates remain constant. The variable interest rates to be received or paid will change to the extent that rates fluctuate. Such changes may be substantial.

         Not included in the table below are other derivatives used for purposes other-than-trading, such as currency swaps, basis swaps, foreign exchange contracts, interest rate futures, forward rate agreements, debt securities forwards, and purchased options, totaling $58.4 billion at September 30, 1997. The contractual maturities of these derivative contracts are primarily less than one year.


By expected maturities                              After one    After two     After three   After four
                                      Within one     year but    years but      years but     years but    After five
Dollars in billions                      year      within two   within three   within four   within five      years          Total
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS - U.S. DOLLAR

Receive fixed
  swaps

Notional amount                         $ 22.6        $  6.1        $  4.2        $  2.2        $  1.2        $ 12.7        $ 49.0

Weighted average:

   Receive rate                            5.9%          6.6%          6.5%          6.3%          6.8%          6.1%          6.2%

   Pay rate                                5.7           5.7           6.0           5.8           5.8           5.8           5.8


Pay fixed swaps

Notional amount                         $ 21.0        $  4.0        $  9.0        $  5.5        $  0.6        $  9.7        $ 49.8

Weighted average:

   Receive rate                            5.7%          5.7%          5.8%          5.8%          5.8%          5.8%          5.7%

   Pay rate                                5.7           6.2           6.3           6.5           6.9           6.8           6.2


INTEREST RATE SWAPS - NON-U.S. DOLLAR

Receive fixed
  swaps

Notional amount                         $ 25.4        $  9.1        $  7.7        $  2.7        $  2.3        $  4.5        $ 51.7

Weighted average:
   Receive rate                            4.6%          4.7%          4.8%          4.6%         5.4%           5.8%          4.8%

   Pay rate                                3.0           3.3           4.2           3.5          3.9            3.6           3.4


Pay fixed swaps

Notional amount                         $ 19.5        $  9.3        $  7.2        $  2.7        $  1.8        $  3.7        $ 44.2

Weighted average:
   Receive rate                           3.4%           3.3%          4.3%          3.6%          3.9%          3.3%          3.6%

   Pay rate                               5.5            4.6           5.0           5.1           5.3           5.9           5.2


----------------------------------------------------------------------------------------------------------------------------------
Total notional amount                   $ 88.5        $ 28.5        $ 28.1        $ 13.1        $  5.9        $ 30.6        $194.7
----------------------------------------------------------------------------------------------------------------------------------

Not included in the table above are $4.2 billion and $6.1 billion of notional amounts related to currency swaps and basis swaps, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           12.  Statement re computation of ratios
                (incorporated by reference to Exhibit 12 to J.P. Morgan's report on Form 8-K, dated October 13, 1997)

           27.   Financial data schedule

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1997:

           July 10, 1997 (Items 5 and 7)

           Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month and six-month periods ended June 30, 1997.

           July 10, 1997 (Item 5)

           Reported the issuance by J.P. Morgan of a press release announcing that Paul A. Allaire and Ellen V. Futter have been elected directors of J.P. Morgan & Co. Incorporated, effective September 1, 1997.

           July 30, 1997 (Item 5)

           Reported the issuance by J.P. Morgan of a press release announcing that it agreed to form a business partnership with American Centuries, Inc. to pursue growth opportunities in asset management and personal financial services.

           September 11, 1997 (Item 5 and 7)

           Amended certain exhibits to a commodity-indexed preferred securities registration statement, previously filed with the Securities and Exchange Commission during 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      J.P. MORGAN & CO. INCORPORATED
                                      ------------------------------
                                               (Registrant)


                                      /s/ DAVID H. SIDWELL
                                      -----------------------------------
                                      NAME:  DAVID H. SIDWELL
                                      TITLE: MANAGING DIRECTOR AND CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)


DATE:  November 14, 1997