Form 10-K
period 1997-12-31
MORGAN J P & CO INC
filed 1998-03-09
CIK 68100

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

     2.5% Commodity-Indexed Preferred                 American Stock Exchange
      Securities (ComPS(SM)), Series A issued
      by J.P. Morgan Index Funding Company I
      and guaranteed by J.P. Morgan & Co.
      Incorporated


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

Yes  X   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by nonaffiliates of J.P. Morgan totaled $21,086,606,481 at February 27, 1998.

      The number of shares outstanding of J.P. Morgan's Common Stock, $2.50 Par Value, at February 27, 1998, totaled 176,456,958 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

      J.P. Morgan's Annual report to Stockholders for the year ended December 31, 1997, is incorporated by reference in response to Part I, Items 1, 2, 3, and 4; Part II, Items 5, 6, 7, 8, and 9; and Part IV, Item 14 of Form 10-K.

      J.P. Morgan's definitive Proxy Statement dated March 9, 1998, is incorporated by reference in response to Part III, Items 10, 11, 12, and 13 of Form 10-K.

                         FORM 10-K CROSS-REFERENCE INDEX


Part I                                                                                           Page No. *
Item 1.         Business
                  Description of business                                                        6-13, 38-39
                  Number of employees                                                            92
                  Financial information about foreign and domestic
                    operations                                                                   11-12, 86-87, 99-101
                  Distribution of assets, liabilities, and
                    stockholders' equity; interest rates and
                    interest differential                                                        94-96
                  Investment portfolio                                                           56-59
                  Loan portfolio                                                                 50-51, 67-69
                  Summary of loan loss experience                                                50-52, 69-70, 97-99
                  Deposits                                                                       94-96, 104
                  Return on equity and assets                                                    92-93
                  Short-term borrowings                                                          105

Item 2.         Properties                                                                       39

Item 3.         Legal proceedings                                                                (a)

Item 4.         Submission of matters to a vote of security holders                              (a)

Part II

Item 5.         Market for registrant's common equity and related
                  stockholder matters                                                            88, 92-93, 106

Item 6.         Selected financial data                                                          92-93

Item 7.         Management's discussion and analysis of financial
                  condition and results of operations                                            1-39

Item 8.         Financial statements and supplementary data
                  Report of independent accountants                                              41
                  J.P. Morgan & Co. Incorporated
                    Consolidated statement of income                                             42
                    Consolidated balance sheet                                                   43
                    Consolidated statement of changes in
                      stockholders' equity                                                       44
                    Consolidated statement of cash flows                                         45
                Morgan Guaranty Trust Company of New York -
                  Consolidated statement of condition                                            46
                Notes to financial statements                                                    47-91
                Selected consolidated quarterly financial data                                   (b)106

Item 9.         Changes in and disagreements with accountants
                  on accounting and financial disclosure                                         (a)

4

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

                2. Financial statement schedules
                   Schedule III - Condensed financial information
                     of J.P. Morgan & Co. Incorporated (parent)                                   89-91

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

10a 1992 stock incentive plan, as amended (incorporated by reference to Exhibit 10a to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10b Director stock plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10c Deferred compensation plan for directors' fees, as amended (incorporated by reference to Exhibit 10c to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1992, File No, 1-5885)

10d 1989 stock incentive plan, as amended (incorporated by reference to Exhibit 10d to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)


10e 1987 stock incentive plan, as amended (incorporated by reference to Exhibit 10e to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

10f   Incentive compensation plan, as amended

10g Stock option award (incorporated by reference to Exhibit 10h to J.P. Morgan's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885)

10h 1995 stock incentive plan, as amended (incorporated by reference to Exhibit 10i to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1996, File No. 1-5885)

10i 1995 executive officer performance plan (incorporated by reference to Exhibit 10j to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1995, File No. 1-5885)

12    Statements re computation of ratios

13 Annual report to stockholders. Only those sections of the annual report to stockholders referenced in the cross-reference index above are incorporated in the report on Form 10-K.

21    Subsidiaries of J.P. Morgan

23    Consent of independent accountants

24    Powers of attorney

27    Financial data schedule

      Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the consolidated financial statements or the notes thereto.

            Reports on Form 8-K

            Report on Form 8-K dated October 13, 1997, was filed with the Securities and Exchange Commission during the quarter ended December 31, 1997, which reported the issuance by J.P. Morgan of a press release reporting its earnings for the three- and nine-month periods ended September 30, 1997. In addition, Form 8-K dated December 10, 1997, was filed announcing a dividend increase, lower results for the first two months of the fourth quarter, and a stock repurchase program.

      *Refers to pages appearing in the J.P. Morgan & Co. Incorporated annual report to stockholders for the year ended December 31, 1997. Such annual report was mailed to stockholders and a copy is attached hereto as Exhibit
      13. The aforementioned pages are incorporated herein by reference in accordance with General Instruction G to Form 10-K. This document shall be deemed to have been "filed" only to the extent of the material incorporated herein by reference.

(a)   Nothing to report.


(b) Fourth quarter 1997 results are incorporated by reference to the report on Form 8-K dated January 15, 1998, filed with the Securities and Exchange Commission.

(c) Incorporated by reference to the definitive Proxy Statement dated March 9, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 9, 1998, on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                     J.P. MORGAN & CO. INCORPORATED

By (SIGNATURE)                   /s/RACHEL F. ROBBINS
                                 -----------------------------
(Name and Title)                 Rachel F. Robbins
                                 Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 1998, by the following persons on behalf of the registrant in the capacities indicated.

By (SIGNATURE)                   /s/JOHN A. MAYER JR.
                                 -----------------------------
(Name and Title)                 John A. Mayer Jr.
                                 Chief Financial Officer
                                 (Principal financial officer)

By (SIGNATURE)                   /s/DAVID H. SIDWELL
                                 -----------------------------
(Name and Title)                 David H. Sidwell
                                 Managing Director and Controller
                                 (Principal accounting officer)

By (SIGNATURE)                   /s/DOUGLAS A. WARNER III *
                                 -----------------------------
(Name and Title)                 Douglas A. Warner III
                                 Chairman of the Board and Director
                                 (Principal executive officer)

By (SIGNATURE)                   /s/PAUL A. ALLAIRE*
                                 -----------------------------
(Name and Title)                 Paul A. Allaire, Director

By (SIGNATURE)                   /s/RILEY P. BECHTEL *
                                 -----------------------------
(Name and Title)                 Riley P. Bechtel, Director

By (SIGNATURE)                   /s/LAWRENCE A. BOSSIDY *
                                 -----------------------------
(Name and Title)                 Lawrence A. Bossidy, Director

By (SIGNATURE)                   /s/MARTIN FELDSTEIN *
                                 -----------------------------
(Name and Title)                 Martin Feldstein, Director

By (SIGNATURE)                   /s/ELLEN V. FUTTER *
                                 -----------------------------
(Name and Title)                 Ellen V. Futter, Director

By (SIGNATURE)                   /s/HANNA H. GRAY *
                                 -----------------------------
(Name and Title)                 Hanna H. Gray, Director

By (SIGNATURE)                   /s/WALTER A. GUBERT
                                 -----------------------------
(Name and Title)                 Walter A. Gubert
                                 Vice Chairman of the Board and Director

By (SIGNATURE)                   /s/JAMES R. HOUGHTON *
                                 -----------------------------
(Name and Title)                 James R. Houghton, Director

By (SIGNATURE)                   /s/JAMES L. KETELSEN *
                                 -----------------------------
(Name and Title)                 James L. Ketelsen, Director

By (SIGNATURE)                   /s/JOHN A. KROL *
                                 -----------------------------
(Name and Title)                 John A. Krol, Director

By (SIGNATURE)                   /s/ROBERTO G. MENDOZA *
                                 -----------------------------
(Name and Title)                 Roberto G. Mendoza
                                 Vice Chairman of the Board and Director

By (SIGNATURE)                   /s/MICHAEL E. PATTERSON *
                                 -----------------------------
(Name and Title)                 Michael E. Patterson
                                 Vice Chairman of the Board and Director

By (SIGNATURE)                   /s/LEE R. RAYMOND *
                                 -----------------------------
(Name and Title)                 Lee R. Raymond, Director

By (SIGNATURE)                   /s/RICHARD D. SIMMONS *
                                 -----------------------------
(Name and Title)                 Richard D. Simmons, Director

By (SIGNATURE)                   /s/KURT F. VIERMETZ *
                                 -----------------------------
(Name and Title)                 Kurt F. Viermetz, Director

By (SIGNATURE)                   /s/DENNIS WEATHERSTONE *
                                 -----------------------------
(Name and Title)                 Dennis Weatherstone, Director

By (SIGNATURE)                   /s/DOUGLAS C. YEARLEY *
                                 -----------------------------
(Name and Title)                 Douglas C. Yearley, Director


* By  /s/JAMES C.P. BERRY
      --------------------------
     James C.P. Berry
     (Attorney-in-fact)

                                LIST OF EXHIBITS

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

      10a 1992 stock incentive plan, as amended (incorporated by reference to Exhibit 10a to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

      10b Director stock plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

      10c Deferred compensation plan for directors' fees, as amended (incorporated by reference to Exhibit 10c to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1992, File No. 1-5885)

      10d 1989 stock incentive plan, as amended (incorporated by reference to Exhibit 10d to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

      10e 1987 stock incentive plan, as amended (incorporated by reference to Exhibit 10e to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

      10f   Incentive compensation plan, as amended

      10g Stock option award (incorporated by reference to Exhibit 10h to J.P. Morgan's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885)

      10h 1995 stock incentive plan, as amended (incorporated by reference to Exhibit 10i to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1996, File No. 1-5885)

      10i 1995 executive officer performance plan (incorporated by reference to Exhibit 10j to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1995, File No. 1-5885)

      12    Statements re computation of ratios

      13 Annual report to stockholders. Only those sections of the annual report to stockholders referenced in the cross-reference index above are incorporated in the report on Form 10-K.

      21    Subsidiaries of J.P. Morgan

      23    Consent of independent accountants

      24    Powers of attorney

      27    Financial data schedule