Form 10-Q
period 1998-03-31
MORGAN J P & CO INC
filed 1998-05-15
CIK 68100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No____

Number of shares outstanding of each of the registrant's classes of common stock at April 30, 1998:

Common Stock, $2.50 Par Value                            178,420,357 Shares

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
The following financial statement information as of and for the three months ended March 31, 1998, is set forth within this document on the pages indicated:

                                                                         Page(s)
     Consolidated statement of income
     J.P. Morgan & Co. Incorporated......................................   3

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated......................................   4

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated......................................   5

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated......................................   6

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York...........................   7

     Notes to consolidated financial statements
     J.P. Morgan & Co. Incorporated......................................  8-18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Financial highlights................................................ 19-20

     Business sector analysis............................................ 21-24

     Financial review.................................................... 25-28

     Risk management..................................................... 29-30

     Asset-quality analysis.............................................. 31-35

     Consolidated average balances and net interest earnings............. 36-37

PART II -- OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  38

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.................................  39

SIGNATURES...............................................................  40

PART I
ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------
In millions, except share data                         Three months ended
                                                 -------------------------------
                                                March 31    March 31   Increase/
                                                    1998        1997  (Decrease)
                                                 ------------------------------
NET INTEREST REVENUE
Interest revenue                                 $ 3,262     $ 2,892    $   370
Interest expense                                   2,926       2,442        484
-------------------------------------------------------------------------------
Net interest revenue                                 336         450       (114)


NONINTEREST REVENUES
Trading revenue                                      896         697        199
Investment banking revenue                           346         226        120
Investment management revenue                        211         184         27
Fees and commissions                                 190         148         42
Investment securities revenue                         43          61        (18)
Other revenue/(loss)                                 (25)         67        (92)
-------------------------------------------------------------------------------
Total noninterest revenues                         1,661       1,383        278

Total revenues, net of interest expense            1,997       1,833        164

OPERATING EXPENSES
Employee compensation and benefits                 1,003         766        237
Net occupancy                                        151          73         78
Technology and communications                        301         203         98
Other expenses                                       177         149         28
-------------------------------------------------------------------------------
Total operating expenses                           1,632       1,191        441

Income before income taxes                           365         642       (277)
Income taxes                                         128         218        (90)
-------------------------------------------------------------------------------
Net income                                           237         424       (187)

PER COMMON SHARE
Net income
     Basic                                       $  1.26     $  2.19    $ (0.93)
     Diluted                                        1.15        2.04      (0.89)
Dividends declared                                  0.95        0.88       0.07
-------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    March 31      December 31
In millions, except share data                                                                          1998             1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                           $    1,113      $     1,758
Interest-earning deposits with banks                                                                   1,506            2,132
Debt investment securities available-for-sale carried at fair value                                   25,425           22,768
Equity investment securities                                                                           1,176            1,085
Trading account assets, net of allowance for credit losses of $350                                   123,325          111,854
Securities purchased under agreements to resell                                                       31,196           39,002
Securities borrowed                                                                                   36,784           38,375
Loans, net of allowance for credit losses of $452 at March 1998 and $546 at December 1997             33,292           31,032
Accrued interest and accounts receivable                                                               6,573            4,962
Premises and equipment, net of accumulated depreciation of $1,368 at March 1998 and $1,379
  at December 1997                                                                                     1,840            1,838
Other assets                                                                                           9,309            7,353
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                         271,539          262,159
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
   In offices in the U.S.                                                                              1,024            1,482
   In offices outside the U.S.                                                                         1,001              744
Interest-bearing deposits:
   In offices in the U.S.                                                                              6,960            9,232
   In offices outside the U.S.                                                                        51,390           47,421
-----------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                        60,375           58,879
Trading account liabilities                                                                           71,652           71,141
Securities sold under agreements to repurchase ($62,595 at March 1998 and $53,202
  at December 1997) and federal funds purchased                                                       65,740           57,804
Commercial paper                                                                                       8,921            6,622
Other liabilities for borrowed money                                                                  14,990           17,176
Accounts payable and accrued expenses                                                                  8,766           10,865
Long-term debt not qualifying as risk-based capital                                                   20,449           18,246
Other liabilities, including allowance for credit losses of $185                                       3,193            4,129
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     254,086          244,862
Liabilities qualifying as risk-based capital:
Long-term debt                                                                                         4,706            4,743
Company-obligated mandatorily redeemable preferred securities of subsidiaries                          1,150            1,150
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    259,942          250,755

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,000,000)
  Adjustable rate cumulative preferred stock, $100 par value (issued and outstanding: 2,444,300)         244              244
  Variable cumulative preferred stock, $1,000 par value (issued and outstanding: 250,000)                250              250
  Fixed cumulative preferred stock, $500 par value (issued and outstanding: 400,000)                     200              200
Common stock, $2.50 par value (authorized shares: 500,000,000; issued: 200,805,567
  at March 1998 and 200,692,673 at December 1997)                                                        502              502
Capital surplus                                                                                        1,351            1,360
Common stock issuable under stock award plans                                                          1,241            1,185
Retained earnings                                                                                      9,447            9,398
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                            433              432
  Foreign currency translation, net of taxes                                                             (29)             (22)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      13,639           13,549
Less: treasury stock (22,872,153 shares at March 1998 and 24,374,944 shares
  at December 1997) at cost                                                                            2,042            2,145
-----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                            11,597           11,404
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                           271,539          262,159
-----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated

                                                                                       1998                          1997
                                                                             -------------------------     -------------------------
                                                                                               Compre-                       Compre-
                                                                             Stockholders'     hensive     Stockholders'     hensive
In millions: Three months ended March 31                                           Equity       Income           Equity       Income
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Adjustable rate cumulative preferred stock balance, January 1 and March 31       $    244                      $    244
Variable cumulative preferred stock balance, January 1 and March 31                   250                           250
Fixed cumulative preferred stock, January 1 and March 31                              200                           200
------------------------------------------------------------------------------------------------------------------------------------
Total preferred stock, March 31                                                       694                           694
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1 and March 31                                                       502                           502
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                                  1,360                         1,446
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and conversion of debentures
     and income tax benefits associated with stock options                             (9)                          (33)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                   1,351                         1,413
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                                  1,185                           838
Deferred stock awards, net                                                             56                            42
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                   1,241                           880
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                                  9,398                         8,635
Net income                                                                            237     $    237              424    $    424
Dividends declared on preferred stock                                                  (9)                           (9)
Dividends declared on common stock                                                   (169)                         (160)
Dividend equivalents on common stock issuable                                         (10)                           (7)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                   9,447                         8,883
------------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized gains on investment securities:
Balance, net of taxes, January 1                                                      432                           464
                                                                                 --------                      --------
     Net unrealized holding gains (losses) arising during the period,
        before taxes ($10 in 1998 and ($28) in 1997, net of taxes)                     33                           (68)
     Reclassification adjustment for net gains included in net
        income, before taxes ($13 in 1998 and $14 in 1997, net of taxes)              (35)                          (36)
                                                                                 --------                      --------
Change in net unrealized gains on investment securities, before taxes                  (2)                         (104)
Deferred income tax benefit                                                             3                            42
                                                                                 --------                      --------
Change in net unrealized gains on investment securities, net of taxes                   1            1              (62)        (62)
                                                                                 --------                      --------
Balance, net of taxes, March 31                                                       433                           402
                                                                                 --------                      --------
Foreign currency translation:
Balance, net of taxes, January 1                                                      (22)                          (12)
                                                                                 --------                      --------
Translation adjustment arising during the period, before taxes                        (11)                           (6)
Deferred income tax benefit                                                             4                             2
                                                                                 --------                      --------
Translation adjustment arising during the period, net of taxes                         (7)          (7)              (4)         (4)
                                                                                 --------                       --------
Balance, net of taxes, March 31                                                       (29)                          (16)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME,
     NET OF TAXES, MARCH 31                                                           404                           386
------------------------------------------------------------------------------------------------------------------------------------
LESS:  TREASURY STOCK
Balance, January 1                                                                  2,145                         1,135
Purchases                                                                             135                           734
Shares issued/distributed, primarily related to various employee benefit plans       (238)                         (267)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                   2,042                         1,602
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                         11,597                        11,156
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                         231                          358
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated
-----------------------------------------------------------------------------------------------------------------------------------
In millions                                                                                         Three months ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            March 31                   March 31
                                                                                                1998                       1997
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                $      237                 $      424
Adjustments to reconcile to cash used in operating activities:
   Noncash items: depreciation, amortization, deferred income taxes,
       stock award plans, and write-downs on investment securities                               150                        211
   Net (increase) decrease in assets:
       Trading account assets                                                                (11,536)                     1,537
       Securities purchased under agreements to resell                                         7,805                     (2,584)
       Securities borrowed                                                                     1,591                     (4,050)
       Accrued interest and accounts receivable                                               (1,611)                     1,198
   Net increase (decrease) in liabilities:
       Trading account liabilities                                                               504                      4,401
       Securities sold under agreements to repurchase                                          9,392                       (673)
       Accounts payable and accrued expenses                                                  (2,022)                    (1,073)
   Other changes in operating assets and liabilities, net                                     (1,241)                       486
   Net investment securities gains included in cash flows from investing activities              (47)                       (64)
-----------------------------------------------------------------------------------------------------------------------------------
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              3,222                       (187)
-----------------------------------------------------------------------------------------------------------------------------------
Net (increase) decrease in interest-earning deposits with banks                                  626                        (48)
Debt investment securities:
     Proceeds from sales                                                                       3,273                     10,367
     Proceeds from maturities, calls, and mandatory redemptions                                1,761                      1,095
     Purchases                                                                                (7,879)                   (10,362)
Net (increase) in federal funds sold                                                              --                        (24)
Net (increase) in loans                                                                       (2,220)                    (1,349)
Payments for premises and equipment                                                              (63)                       (29)
Other changes, net                                                                            (1,941)                       204
-----------------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                             (6,443)                      (146)
-----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) in noninterest-bearing deposits                                                  (201)                      (184)
Net increase in interest-bearing deposits                                                      1,694                      1,020
Net (decrease) in federal funds purchased                                                     (1,457)                      (605)
Net increase (decrease) in commercial paper                                                    2,299                       (109)
Other liabilities for borrowed money proceeds                                                  4,859                      4,794
Other liabilities for borrowed money payments                                                 (5,963)                    (5,294)
Long-term debt proceeds                                                                        4,520                      3,256
Long-term debt payments                                                                       (2,271)                    (1,204)
Proceeds from issuance of Company-obligated mandatorily redeemable preferred
     securities of subsidiaries                                                                   --                        400
Capital stock issued or distributed                                                              166                        132
Capital stock purchased                                                                         (135)                      (734)
Dividends paid                                                                                  (177)                      (171)
Other changes, net                                                                              (759)                      (670)
-----------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                          2,575                        631
-----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                                         1                        (30)
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and due from banks                                                  (645)                       268
Cash and due from banks at December 31, 1997 and 1996                                          1,758                        906
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at March 31, 1998 and 1997                                             1,113                      1,174
-----------------------------------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                             $    3,212                 $    2,414
     Income taxes                                                                                173                        300
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York
-------------------------------------------------------------------------------------------------------------------------
                                                                                               March 31      December 31
In millions, except share data                                                                     1998             1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                      $    1,077       $    1,663
Interest-earning deposits with banks                                                              1,488            2,195
Debt investment securities available-for-sale carried at fair value                              13,618           20,539
Trading account assets, net of allowance for credit losses of $350                               94,798           88,995
Securities purchased under agreements to resell                                                  22,175           28,045
Securities borrowed                                                                              10,662           13,831
Loans, net of allowance for credit losses of $450 at March 1998 and $545 at December 1997        33,103           30,851
Accrued interest and accounts receivable                                                          6,124            4,534
Premises and equipment, net of accumulated depreciation of $1,193 at March 1998 and
  $1,208 at December 1997                                                                         1,668            1,669
Other assets                                                                                      4,789            4,096
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                    189,502          196,418
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                                          1,032            1,492
  In offices outside the U.S.                                                                     1,014              752
Interest-bearing deposits:
  In offices in the U.S.                                                                          6,971           10,156
  In offices outside the U.S.                                                                    52,922           48,343
-------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                   61,939           60,743
Trading account liabilities                                                                      63,179           61,562
Securities sold under agreements to repurchase and federal funds purchased                       21,944           26,017
Other liabilities for borrowed money                                                              8,304           10,433
Accounts payable and accrued expenses                                                             5,837            7,160
Long-term debt not qualifying as risk-based capital (includes $1,323 at March 1998 and
  $1,267 at December 1997 of notes payable to J.P. Morgan)                                       12,789           14,320
Other liabilities, including allowance for credit losses of $185                                  1,951            2,713
-------------------------------------------------------------------------------------------------------------------------
                                                                                                175,943          182,948
Long-term debt qualifying as risk-based capital (includes $2,777 at March 1998 and
  $2,878 at December 1997 of notes payable to J.P. Morgan)                                        2,897            3,037
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                               178,840          185,985

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares: 2,500,000)                                      --                --
Common stock, $25 par value (authorized shares: 11,000,000; issued and
  outstanding 10,599,027)                                                                          265               265
Surplus                                                                                          3,305             3,155
Undivided profits                                                                                7,056             6,927
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                       65               108
  Foreign currency translation, net of taxes                                                       (29)              (22)
-------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                       10,662           10,433
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                      189,502          196,418
-------------------------------------------------------------------------------------------------------------------------

Member of the Federal Reserve System and the Federal Deposit Insurance Corporation.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J.P. Morgan & Co. Incorporated (J.P. Morgan), a global financial services firm, is the holding company for a group of subsidiaries that provide a range of financial services, including:

-   advisory
-   underwriting
-   financing
-   market making
-   asset management
-   brokerage

We serve a broad client base that includes corporations, governments, institutions, and individuals. We also use our expertise and resources to enter into proprietary transactions for our own account.

J.P. Morgan and our subsidiaries, including Morgan Guaranty Trust Company of New York (Morgan Guaranty), use accounting and reporting policies and practices that conform with U.S. generally accepted accounting principles.

Basis of presentation

The consolidated financial statements include the accounts of J.P. Morgan and subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The financial information as of and for the periods ended March 31, 1998 and 1997 is unaudited. All adjustments which, in the opinion of management, are necessary for a fair presentation have been made and were of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements included in J.P. Morgan's Annual report on Form 10-K for the year ended December 31, 1997. The nature of J.P. Morgan's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform with the current presentation.

2. ACCOUNTING CHANGES

Accounting for transfers of assets and servicing of financial assets and extinguishments of liabilities

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers of Assets and Servicing of Financial Assets and Extinguishments of Liabilities, which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, and extinguishments of liabilities. In December 1996, FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. This statement deferred the provisions of SFAS No. 125 for transfers involving repurchase agreements, securities borrowing/lending transactions, and financial assets provided as collateral until January 1, 1998. Effective January 1, 1998, we adopted the provisions of SFAS No. 127. The adoption of this standard did not have a material impact on our consolidated financial statements.

Reporting comprehensive income

Effective for the first quarter 1998, we adopted SFAS No. 130, Reporting Comprehensive Income, which establishes the concept of comprehensive income and provides standards for reporting it. Comprehensive income is defined as the change in equity of an entity excluding such transactions with stockholders as the issuance of common stock or preferred stock, payment of dividends, and purchase of treasury shares. Comprehensive income has two major components: net income, as reported in the consolidated statement of income, and other comprehensive income. Other comprehensive income includes such items as unrealized gains and losses on available-for-sale securities and foreign currency translation. This standard is limited to issues of reporting and presentation, and does not address recognition or measurement. Its adoption, therefore, did not affect our earnings, liquidity, or capital resources.

3. RESTRUCTURING OF BUSINESS ACTIVITIES

The 1998 first quarter includes a pretax charge of $215 million ($129 million after tax) incurred in connection with the restructuring of certain sales and trading functions in Europe, the refocus of our investment banking and equities business in Asia, and the rationalization of resources throughout the firm. The charge primarily reflects severance-related costs of $140 million recorded in Employee compensation and benefits associated with staff reductions of approximately 900; $70 million in Net occupancy related to real estate write-offs; and $5 million in Technology and communications, related to equipment write-offs.

4. INVESTMENT IN AMERICAN CENTURY COMPANIES, INC.

In January 1998, we completed the purchase of a 45% economic interest in American Century Companies, Inc. (American Century) for $965 million. American Century is a no-load U.S. mutual fund company selling directly to individuals. The investment is accounted for under the equity method of accounting and recorded in Other assets. The excess of our investment over our share of equity (i.e., goodwill) in American Century is approximately $795 million. This amount is being amortized on a straight-line basis over a period of 25 years. Our share of equity income or loss in American Century and the amortization of goodwill related to this investment is recorded in Other revenue.

5. SALE OF GLOBAL TRUST AND AGENCY BUSINESS

In December 1997, we reached an agreement in principle to sell our global trust and agency services businesses to Citibank. We expect that the transaction will be completed by the second quarter of 1998 and will not have a material effect on our ongoing earnings.

6. INTEREST REVENUE AND EXPENSE

The following table presents an analysis of interest revenue and expense obtained from on- and off-balance sheet financial instruments. Interest revenue and expense associated with derivative financial instruments is included with related balance sheet instruments. These derivative financial instruments are used as hedges or to modify the interest rate characteristics of assets and liabilities and include swaps, forwards, futures, options, and debt securities forwards.

                                                                                                             First quarter
                                                                                                   ------------------------------
In millions
                                                                                                      1998               1997
----------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks                                                                                 $     70           $     27
Debt investment securities(a)                                                                            378                412
Trading account assets                                                                                 1,184              1,071
Securities purchased under agreements to resell and federal funds sold                                   505                455
Securities borrowed                                                                                      496                383
Loans                                                                                                    546                465
Other sources, primarily risk adjusting swaps in 1997                                                     83                 79
----------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                                                 3,262              2,892
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                                                                 790                663
Trading account liabilities                                                                              455                357
Securities sold under agreements to repurchase and federal funds purchased                               932                876
Other borrowed money                                                                                     395                351
Long-term debt                                                                                           354                195
----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                                 2,926              2,442
----------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                                                     336                450
----------------------------------------------------------------------------------------------------------------------------------

(a) Interest revenue from debt investment securities included taxable revenue of $356 million and revenue exempt from U.S. income taxes of $22 million for the three months ended March 31, 1998. Interest revenue from debt investment securities included taxable revenue of $385 million and revenue exempt from U.S. income taxes of $27 million for the three months ended March 31, 1997.

Net interest revenue associated with derivatives used for purposes other-than-trading was approximately $32 million and $35 million for the three months ended March 31, 1998 and 1997, respectively. At March 31, 1998, approximately $271 million of net deferred losses on closed derivative contracts used for purposes other-than-trading were recorded on the consolidated balance sheet. These amounts are primarily net deferred losses on closed hedge contracts, which are included in the amortized cost of the debt investment portfolio as of March 31, 1998. The amount of net deferred gains or losses on closed derivative contracts changes from period to period, primarily due to the amortization of such amounts to Net interest revenue. These changes are also influenced by the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred losses (gains) on closed derivative contracts as of March 31, 1998 of $271 million, are expected to amortize into Net interest revenue as follows:
$52 million - remainder of 1998; $85 million in 1999; $86 million in 2000; $44 million in 2001; $8 million in 2002; ($1) million in 2003; and approximately ($3) million thereafter.

7. TRADING REVENUE

Trading revenue, disaggregated by principal product grouping for the three months ended March 31, 1998 and 1997, is presented in the following table. For additional information, see the Trading revenue discussion in Financial review.

                                                                 First Quarter
                                                               -----------------
In millions                                                     1998     1997
--------------------------------------------------------------------------------
Fixed income                                                    $641     $346
Equities                                                          57      111
Foreign exchange                                                  65      120
Commodities                                                       10       13
Proprietary trading                                              123      107
--------------------------------------------------------------------------------
Total trading revenue                                            896      697
--------------------------------------------------------------------------------

8. INVESTMENT SECURITIES

DEBT INVESTMENT SECURITIES

Our debt investment securities portfolio is classified as available-for-sale. Available-for-sale securities are measured at fair value and unrealized gains or losses are reported as a net amount within the stockholders' equity account, Net unrealized gains on investment securities, net of taxes.

The following table presents the gross unrealized gains and losses and a comparison of the cost, and the fair and carrying value of our available-for-sale debt investment securities at March 31, 1998. The gross unrealized gains or losses on each debt investment security include the effects of any related hedge. See Note 10, Off-balance sheet financial instruments, for additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities.

                                                                                       Gross             Gross           Fair and
                                                                                  unrealized        unrealized           carrying
In millions: March 31, 1998                                          Cost              gains            losses              value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                                  $      791             $  110           $     1         $      900
U.S. government agency, principally mortgage-backed                21,227                140               110             21,257
U.S. state and political subdivision                                1,248                181                11              1,418
U.S. corporate and bank debt                                          369                  -                 1                368
Foreign government (a)                                                448                  4                 6                446
Foreign corporate and bank debt                                     1,044                  -               119                925
Other                                                                 111                  -                 -                111
------------------------------------------------------------------------------------------------------------------------------------
Total debt investment securities                                   25,238                435               248             25,425
------------------------------------------------------------------------------------------------------------------------------------

(a) Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development

The table below presents net debt investment securities gains during the three months ended March 31, 1998 and 1997. These amounts are recorded in Investment securities revenue.

                                                              First quarter
                                                        ------------------------
In millions                                               1998           1997
--------------------------------------------------------------------------------
Gross realized gains from sales of securities           $   47         $   38
Gross realized losses from sales of securities             (32)           (26)
--------------------------------------------------------------------------------
Net debt investment securities gains                        15             12
--------------------------------------------------------------------------------

EQUITY INVESTMENT SECURITIES

Equity investment securities include both marketable and nonmarketable securities.

Marketable available-for-sale equity investment securities

Marketable equity investment securities, which are classified as available-for-sale, are recorded at fair value. Unrealized gains and losses are reported as a net amount within the stockholders' equity account, Net unrealized gains on investment securities, net of taxes. Gross unrealized gains and losses, as well as a comparison of the cost, and fair and carrying value of marketable available-for-sale equity investment securities as of March 31, 1998 are shown in the following table.

In millions: March 31, 1998
--------------------------------------------------------------------------------
Cost                                                                   $  202
--------------------------------------------------------------------------------
Gross unrealized gains                                                    510
Gross unrealized losses                                                   (11)
--------------------------------------------------------------------------------
Net unrealized gains(a)                                                   499
--------------------------------------------------------------------------------
Fair and carrying value                                                   701
--------------------------------------------------------------------------------

(a) Primarily relates to investments in the insurance industry.

Nonmarketable and other equity securities

Nonmarketable equity investment securities are carried at cost on the balance sheet. Securities held in subsidiaries registered as Small Business Investment Companies (SBICs) are carried at fair value on the balance sheet, with changes in fair value recorded currently in Investment securities revenue. The following table presents the carrying and fair value, as well as the net unrealized gains, on nonmarketable and other equity securities.

In millions: March 31, 1998
--------------------------------------------------------------------------------
Carrying value                                                           $  475
Net unrealized gains on nonmarketable securities(a)                         124
--------------------------------------------------------------------------------
Fair value                                                                  599
--------------------------------------------------------------------------------

(a) Primarily relates to investments in the telecommunications and financial services industries.


Realized gains and write-downs

The following table presents gross realized gains and write-downs for other-than-temporary impairments in value related to our equity investments portfolio, excluding securities in SBICs, for the three months ended March 31, 1998 and 1997. These amounts are recorded in Investment securities revenue.

                                                                                                 First Quarter
                                                                                           -------------------------
In millions                                                                                 1998               1997
--------------------------------------------------------------------------------------------------------------------
Gross realized gains from marketable available-for-sale securities                         $  25              $  26
Gross realized gains from nonmarketable and other equity securities                            7                 26
Write-downs for other-than-temporary impairments in value                                    (14)                (9)
--------------------------------------------------------------------------------------------------------------------
Net equity investment securities realized gains                                               18                 43
--------------------------------------------------------------------------------------------------------------------

9. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets - before taking into consideration the allowance for credit losses - and trading account liabilities at March 31, 1998. It also includes the average balance for the three months ended March 31, 1998.

                                                        Carrying       Average
In millions: March 31, 1998                                value       balance
--------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
 U.S. Treasury                                         $  10,688     $  12,948
 U.S. government agency                                    9,680        10,191
 Foreign government                                       33,257        31,752
 Corporate debt and equity                                22,005        20,124
 Other securities                                          5,894         9,122
 Interest rate and currency swaps                         21,720        19,816
 Foreign exchange contracts                                4,500         5,726
 Interest rate futures and forwards                          176           274
 Commodity and equity contracts                            2,168         1,708
 Purchased option contracts                               13,587        11,857
--------------------------------------------------------------------------------
 Total trading account assets                            123,675       123,518
--------------------------------------------------------------------------------
 TRADING ACCOUNT LIABILITIES
 U.S. Treasury                                             6,894        10,482
 Foreign government                                       13,897        14,971
 Corporate debt and equity                                10,114         8,190
 Other securities                                          2,822         3,122
 Interest rate and currency swaps                         16,566        16,375
 Foreign exchange contracts                                4,662         6,635
 Interest rate futures and forwards                          895         1,013
 Commodity and equity contracts                            2,510         1,932
 Written option contracts                                 13,292        11,926
--------------------------------------------------------------------------------
 Total trading account liabilities                        71,652        74,646
--------------------------------------------------------------------------------

10. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

Derivatives

Derivatives may be used either for trading or other-than-trading purposes. Other-than-trading purposes are primarily related to our investing activities. Accordingly, the notional amounts presented in the following table have been identified as relating to either trading or other-than-trading purposes, based on management's intent and ongoing usage. A summary of the on-balance sheet credit exposure, which is represented by the positive fair value associated with derivatives, is also included in the following table. Our on-balance sheet exposure takes into consideration $65.7 billion of master netting agreements in effect at March 31, 1998.

In billions: March 31, 1998                                     Notional amounts      Credit exposure
---------------------------------------------------------------------------------------------------------
Interest rate and currency swaps
  Trading                                                               $2,495.4
  Other-than-trading(a)(b)(c)                                               86.7
---------------------------------------------------------------------------------------------------------
  Total interest rate and currency swaps                                 2,582.1                $21.7
---------------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and futures contracts
  Trading                                                                  642.7
  Other-than-trading(a)(b)                                                  43.9
---------------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward, and futures
  contracts                                                                686.6                  4.5
---------------------------------------------------------------------------------------------------------
Interest rate futures, forward rate agreements,
  and debt securities forwards
  Trading                                                                1,103.0
  Other-than-trading                                                        16.3
---------------------------------------------------------------------------------------------------------
  Total interest rate futures, forward rate agreements,
  and debt securities forwards                                           1,119.3                  0.2
---------------------------------------------------------------------------------------------------------
Commodity and equity swaps, forward,
  and futures contracts, all trading                                       100.9                  2.2
---------------------------------------------------------------------------------------------------------
Purchased options(d)
  Trading                                                                  932.2
  Other-than-trading(a)                                                      0.5
---------------------------------------------------------------------------------------------------------
  Total purchased options                                                  932.7                 13.6
---------------------------------------------------------------------------------------------------------
Written options, all trading(e)                                          1,116.5
---------------------------------------------------------------------------------------------------------
Total on-balance sheet credit exposure                                                           42.2
---------------------------------------------------------------------------------------------------------

(a) The majority of J.P. Morgan's derivatives used for purposes other-than-trading are transacted with independently managed J.P. Morgan derivatives dealers who function as intermediaries for credit and administrative purposes.

(b) The notional amounts of derivative contracts used for purposes other-than-trading, conducted in the foreign exchange markets, primarily forward contracts, amounted to $48.2 billion at March 31, 1998, and were primarily denominated in the following currencies: Italian lira $8.1 billion, Japanese yen $6.8 billion, German deutsche mark $6.2 billion, Swiss franc $4.8 billion, French franc $3.6 billion, and Spanish peseta $2.6 billion.

(c) All swaps previously classified as risk-adjusting (approximately
$162.2 billion) were marked to market on January 1, 1998, resulting in an immaterial impact to the consolidated statement of income. These swaps were then either linked to a related non-trading asset or liability (to modify the interest rate characteristics of a particular non-trading instrument), reclassified as trading (as part of our proprietary trading portfolio), or terminated. This resulted from the reduced usage of these swaps to meet longer-term investment objectives.

(d) At March 31, 1998, purchased options used for trading purposes included $679.2 billion of interest rate options, $196.2 billion of foreign exchange options, and $57.3 billion of commodity and equity options. Only interest rate options are used for purposes other-than-trading. Purchased options executed on an exchange amounted to $189.7 billion and those negotiated over-the-counter amounted to $743.0 billion at March 31, 1998.

(e) At March 31, 1998, written options included $831.3 billion of interest rate options, $222.0 billion of foreign exchange options, and $63.2 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $335.1 billion and those negotiated over-the-counter amounted to $781.4 billion at March 31, 1998.


Derivatives used for purposes other-than-trading
In our own investing strategies, we use derivative instruments including:

-   interest rate and currency swap contracts
-   foreign exchange forward contracts
-   interest rate futures and debt securities forward contracts
-   option contracts

We use derivatives to hedge our exposure to interest rate and currency fluctuations, primarily on or related to debt investment securities. We also use them to modify the characteristics of interest rate-related balance sheet instruments such as loans, short-term borrowings, and long-term debt.

Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $632 million at March 31, 1998. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt and deposits. Gross unrealized gains and gross unrealized losses associated with open derivative contracts at March 31, 1998, are as follows:

                                                  Gross           Gross                 Net
                                             unrealized      unrealized          unrealized
In millions: March 31, 1998                       gains        (losses)      gains (losses)
--------------------------------------------------------------------------------------------
Long-term debt                                     $569           ($83)                $486
Debt investment securities                           41            (83)                 (42)
Deposits                                            201            (19)                 182
Other financial instruments                         173           (167)                   6
--------------------------------------------------------------------------------------------
Total                                               984           (352)                 632
--------------------------------------------------------------------------------------------

Credit-related financial instruments

Credit-related financial instruments include commitments to extend credit, standby letters of credit and guarantees, and indemnifications related to securities lending activities. The contractual amounts of these instruments represent the amount at risk should the contract be fully drawn upon, the client default, and the value of their collateral become worthless.

The total contractual amount of credit-related financial instruments does not represent the future liquidity requirements since we expect a significant amount of commitments to expire or mature without being drawn. The credit risk associated with these instruments varies depending on the client's creditworthiness and the value of any collateral held. Commitments to extend credit generally require clients to meet certain credit-related terms and conditions before drawdown. We require collateral in connection with securities lending indemnifications. Market risk for commitments to extend credit and standby letters of credit and guarantees, while not significant, may exist as availability of and access to credit markets change.

The following table summarizes the contractual amount of credit-related financial instruments as of March 31, 1998.

In billions: March 31, 1998
--------------------------------------------------------------------------------
Commitments to extend credit                                              $ 90.3
Standby letters of credit and guarantees                                    15.6
Securities lending indemnifications (a)                                      7.5
--------------------------------------------------------------------------------

(a) At March 31, 1998, J.P. Morgan held cash and other collateral in support of securities lending indemnifications.

Included in Fees and Commissions are credit-related fees of $40 million and $37 million for the three months ended March 31, 1998 and 1997, respectively. They are primarily earned from commitments to extend credit, standby letters of credit and guarantees, and securities lending indemnifications.

Other

Amounts receivable and payable for securities that have not reached their contractual settlement dates are recorded net in the consolidated balance sheet. This is consistent with industry practice. Amounts payable for securities purchased of $33.9 billion was netted against amounts receivable for securities sold of $32.5 billion. This produced a net trade date payable of $1.4 billion, recorded in Accounts payable and accrued expenses as of March 31, 1998.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of
Financial Instruments, we estimate the fair value of all on-balance sheet and off-balance sheet financial instruments. At March 31, 1998, we estimate that the SFAS No. 107 aggregate net fair value of all financial instruments exceeded associated net carrying values on our consolidated balance sheet by $0.8 billion, compared with an excess of $1.0 billion at December 31, 1997. The decrease from December 31, 1997 primarily related to net loans.

The SFAS No. 107 fair value of a financial instrument is the current amount that would be exchanged between willing parties (other than in a forced sale or liquidation), and is best evidenced by a quoted market price, if one exists. Where quoted market prices are not available for financial instruments, fair values are estimated using internal valuation techniques including pricing models and discounted cash flows which may not be indicative of net realizable value. Derivative contracts classified as nonperforming are included at their recorded carrying value in these disclosures. The use of other valuation techniques may produce results that are different than those obtained under current fair value methodologies. For example, using credit derivative prices to estimate the fair value of loans rather than discounting loans using current market rates may result in fair values that are lower.

12. NONPERFORMING ASSETS

Total nonperforming assets - net of charge offs - at March 31, 1998 are presented in the following table.

--------------------------------------------------------------------------------
In millions: March 31, 1998
--------------------------------------------------------------------------------
Nonperforming loans:
  Commercial and industrial                                                $ 52
  Banks and other financial institutions                                      4
  Other                                                                      26
--------------------------------------------------------------------------------
Total nonperforming loans                                                    82
--------------------------------------------------------------------------------
Other nonperforming assets,
  primarily swaps with certain Asian financial institutions                 568
--------------------------------------------------------------------------------
Total nonperforming assets                                                  650
--------------------------------------------------------------------------------

13. AGGREGATE ALLOWANCE FOR CREDIT LOSSES

We maintain an aggregate allowance for credit losses to absorb losses inherent in our extensions of credit. Such extensions include loans and unused loan commitments, payments made on behalf of clients (e.g., standby letters of credit and guarantees), and all other credit exposures, including derivatives. Refer to the Credit risk section of Risk management in the 1997 Annual report for further details. The following table presents an analysis of the aggregate allowance for credit losses.

                                                                 First Quarter
In millions                                                               1998
--------------------------------------------------------------------------------
 BALANCE, JANUARY 1                                                     $1,081
--------------------------------------------------------------------------------
 Recoveries                                                                 15
 Charge offs:
   Commercial and industrial                                               (43)
   Banks and other financial institutions                                  (40)
   Losses on sale of loans, primarily banks
      and other financial institutions                                     (26)
--------------------------------------------------------------------------------
 Net charge-offs                                                           (94)
--------------------------------------------------------------------------------
 BALANCE, MARCH 31                                                         987
--------------------------------------------------------------------------------

14. INVESTMENT BANKING REVENUE

In the first quarter of 1998 and 1997, investment banking revenue of $346 million and $226 million includes $155 million and $97 million, respectively, of underwriting revenue.

15. OTHER REVENUE (LOSS) AND OTHER EXPENSES

While immaterial in the 1998 first quarter, Other revenue (loss) in the 1997 first quarter includes $64 million ($59 million in Corporate items) of gains on hedges of anticipated foreign currency revenues and expenses. These gains were partially offset by the impact of exchange rate movements on reported revenues and expenses in the quarter.

Other expenses
The following table presents the major components of Other expenses.

                                                                  First Quarter
                                                            --------------------------
In millions                                                   1998               1997
--------------------------------------------------------------------------------------
Professional services                                         $ 28               $ 26
Marketing and business development                              46                 44
Other                                                          103                 79
--------------------------------------------------------------------------------------
Total other expenses                                           177                149
--------------------------------------------------------------------------------------

16. INCOME TAXES

The effective tax rate for the three months ended March 31, 1998 and 1997 was 35% and 34%, respectively. Income tax expense related to net realized gains and write-downs for other-than-temporary impairments in value on debt and equity investment securities, excluding securities in SBICs, was approximately $12 million and $20 million for the three months ended March 31, 1998 and 1997, respectively. The applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities was approximately 37% for the three months ended March 31, 1998 and 1997.

17. COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets on the consolidated balance sheet of approximately $91.3 billion at March 31, 1998, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

18. EARNINGS PER SHARE

Effective December 31, 1997, we adopted SFAS No. 128, Earnings per Share, which established new standards for computing and presenting earnings per share (EPS). All EPS amounts have been restated to conform to the new requirements.

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding, which includes contingently issuable shares where all necessary conditions for issuance have been satisfied. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares that were outstanding during the period.

The computation of basic and diluted EPS for the three months ended March 31, 1998 and 1997 is presented in the following table.

                                                                       First Quarter
                                                             ---------------------------------
Dollars in millions, except share data                               1998                 1997
----------------------------------------------------------------------------------------------
Net Income                                                           $237                 $424
Preferred stock dividends and other                                    (9)                  (9)
----------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings
     per share - income available to
     common stockholders                                             $228                 $415
----------------------------------------------------------------------------------------------
Denominator for basic earnings per share -
     weighted-average shares                                  181,795,950          189,350,841
Effect of dilutive securities:
     Options (a)                                                6,687,569            6,812,130(b)
     Other stock awards (c)                                     9,634,103            6,898,796
     4.75% convertible debentures                                  71,836               75,831
----------------------------------------------------------------------------------------------
                                                               16,393,508           13,786,757
----------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
     weighted-average number of common
     shares and dilutive potential common
     shares                                                   198,189,458          203,137,598
----------------------------------------------------------------------------------------------
Basic earnings per share                                            $1.26                $2.19
Diluted earnings per share                                           1.15                 2.04
----------------------------------------------------------------------------------------------

(a) The dilutive effect of stock options was computed using the treasury stock method. This method computes the number of incremental shares by assuming the issuance of outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price of our common stock for the period. The related tax benefits are also considered.

(b) Options to purchase 500,000 shares of our common stock at $104.92 per share were outstanding at March 31, 1997, but were not included in the computation of diluted EPS. The inclusion of such options using the treasury stock method would have an antidilutive effect on the diluted EPS calculation because the options' exercise price was greater than the average market price of our common shares for 1997. These options expire on October 13, 2006.

(c) Weighted-average incremental shares for other stock awards include restricted stock and stock bonus awards.

19. CAPITAL REQUIREMENTS

J.P. Morgan, our subsidiaries, and certain foreign branches of our bank subsidiary, Morgan Guaranty Trust Company of New York, are subject to regulatory capital requirements of U.S. and foreign regulators. Our primary federal banking regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board), establishes minimum capital requirements for J.P. Morgan, the consolidated bank holding company, and some of our subsidiaries, including Morgan Guaranty. These requirements ensure banks and bank holding companies meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. Failure to meet these requirements can result in actions by regulators that could have a direct material impact on our financial statements. The capital of J.P. Morgan and our principal subsidiaries, Morgan Guaranty and J.P. Morgan Securities Inc. (JPMSI), exceeded the minimum requirements set by each regulator at March 31, 1998.

Capital ratios and amounts

The following table indicates the risk-based capital and leverage ratios and amounts for J.P. Morgan and Morgan Guaranty under the Federal Reserve Board's new market risk capital guidelines as of March 31, 1998. The new framework amends the existing guidelines by incorporating a measure of market risk for trading positions. Under the new capital guidelines, the published capital ratios of J.P. Morgan are calculated including the equity, assets, and off-balance sheet exposures of JPMSI. In accordance with Federal Reserve Board guidelines, the risk-based capital and leverage amounts and ratios exclude the effect of SFAS No. 115.

Dollars in millions                                    Amounts       Ratios(b)
--------------------------------------------------------------------------------
Tier 1 capital(a)
   J.P.Morgan                                         $11,237            7.5%
   Morgan Guaranty                                     10,577            7.9%
--------------------------------------------------------------------------------
Total risk-based capital(a)
   J.P.Morgan                                         $16,728           11.1%
   Morgan Guaranty                                     14,250           10.7%
--------------------------------------------------------------------------------
Leverage
   J.P.Morgan                                                            4.0%
   Morgan Guaranty                                                       5.3
--------------------------------------------------------------------------------

(a) For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum tier 1 capital of $6.0 billion and $5.3 billion, respectively. For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum total risk-based capital of $12.0 billion and $10.7 billion, respectively.

(b) Pursuant to Federal Reserve Board guidelines, the minimum tier 1 capital, total risk-based capital, and leverage ratios are 4%, 8%, and 3%, respectively, for bank holding companies and banks.

Capital categories

Bank regulators use five capital category definitions for regulatory supervision purposes. The categories range from well capitalized to critically undercapitalized. A bank is considered well capitalized if it has minimum tier 1 capital, total capital, and leverage ratios of 6%, 10%, and 5%, respectively, under standards provided by the regulatory framework for prompt corrective action and the Federal Reserve Board.

Bank holding companies also have guidelines which determine the capital levels at which it shall be considered well capitalized. Pursuant to these guidelines, the Federal Reserve Board considers a bank holding company who has adopted the new market risk rules to be well capitalized if it has minimum tier 1 capital, total capital, and leverage ratios of 6%, 10%, and 3%, respectively.

At March 31, 1998, the ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards required for a well capitalized bank holding company and bank. Management is aware of no conditions or events that have occurred since March 31, 1998, that would change J.P. Morgan's and Morgan Guaranty's well capitalized status.

20. INTERNATIONAL OPERATIONS

For financial reporting purposes, our operations are divided into domestic and international components. We believe that the method we have chosen to allocate our results among domestic and international sources, while inexact, is appropriate.

Because our operations are highly integrated, we need to make estimates and assumptions to identify revenues and expenses by geographic region. The following is a summary of these assumptions:

- Client-focused revenues are assigned to the region managing the client relationship for a particular product. For finance and advisory products, this is the client's head office; for most other products, it is the location where the activity is transacted.

- Market making revenues that cannot be specifically attributed to individual clients (for example, gains or losses from positions taken to facilitate client transactions) are generally allocated based on the proportion of regional revenues.

- Revenues from proprietary investing and trading activities are based on the location of the risk-taker.

- Expenses are allocated based on the estimated cost associated with servicing the regions' client base.

- Earnings on stockholders' equity are mainly allocated based on each region's proportion of regional revenue, and adjustments are made for differences between domestic and international tax rates.

The results for the quarters ended March 31, 1998 and 1997 were distributed among domestic and international operations, as presented in the following table.

---------------------------------------------------------------------------------------------------------------
                                                 Client-                                        Income
                                                 focused      Total        Total      Pretax       Tax      Net
In millions                                     revenues   revenues(a)  expenses      income   expense   income
---------------------------------------------------------------------------------------------------------------
FIRST QUARTER 1998
Europe(b)                                         $  575     $  647       $  567(c)   $   80    $   32   $   48
Asia Pacific                                         260        189          164(c)       25        10       15
Latin America(d)                                     135        201           75         126        50       76
---------------------------------------------------------------------------------------------------------------
Total international operations                       970      1,037          806         231        92      139
Domestic operations(e)                               915        960          826(c)      134        36       98
---------------------------------------------------------------------------------------------------------------
Total                                              1,885      1,997        1,632         365       128      237
---------------------------------------------------------------------------------------------------------------
FIRST QUARTER 1997
Europe(b)                                            477        602          358         244        98      146
Asia Pacific                                         211        288          127         161        64       97
Latin America(d)                                     136        154           59          95        38       57
---------------------------------------------------------------------------------------------------------------
Total international operations                       824      1,044          544         500       200      300
Domestic operations(e)                               735        789          647         142        18      124
---------------------------------------------------------------------------------------------------------------
Total                                              1,559      1,833        1,191         642       218      424
---------------------------------------------------------------------------------------------------------------

(a) Includes net interest revenue and noninterest revenues.

(b) Includes the Middle East and Africa.

(c) Total expenses include a $215 million pretax charge related to the restructuring of business activities which was recorded as follows: $116 million in Europe, $15 million in Asia Pacific, and $84 million in Domestic operations.

(d) Includes Mexico, Central America, and South America.

(e) Includes the United States, Canada, and the Caribbean. Results relate substantially to United States operations for both years.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan reported income for the 1998 first quarter of $366 million, or $1.80 per share, up 35% from the 1997 fourth quarter, excluding the effect of a charge related to previously reported restructuring of business activities. The $215 million charge ($129 million after tax, or $0.65 per share) is expected to generate savings of about $250 million annually.

Net income including the charge was $237 million, or $1.15 per share. In the first quarter a year ago, net income was $424 million, or $2.04 per share.

OTHER HIGHLIGHTS OF THE QUARTER:

    - Revenues were up 9% from a year ago, led by robust gains in mergers and acquisitions, debt and equity underwriting, and market making. Compared with the fourth quarter, revenues rose 19%.

    - Operating expenses including the $215 million charge were $1.632 billion, compared with $1.191 billion a year ago and $1.308 billion in the fourth quarter. Excluding the charge, expenses rose 19% from the year-earlier period and 8% from the fourth quarter.

    - Emerging Asian exposures were reduced by 25% from year-end, to $4.6 billion from $6.1 billion.

    FIRST QUARTER 1998 RESULTS AT A GLANCE

                                                                                           Fourth
                                                                   First quarter          quarter
         ----------------------------------------------------------------------------------------
         In millions of dollars, except per share data           1998           1997         1997
         ----------------------------------------------------------------------------------------
         Revenues                                             $ 1,997        $ 1,833      $ 1,680
         Operating expenses, including charge of $215          (1,632)        (1,191)      (1,308)
         Income taxes                                            (128)          (218)        (101)
         ----------------------------------------------------------------------------------------
         Net income                                               237            424          271
         Net income per share                                 $  1.15        $  2.04      $  1.33
         ----------------------------------------------------------------------------------------
         Dividends declared per share                         $  0.95        $  0.88      $  0.95

     IN OTHER DEVELOPMENTS, J.P. Morgan held a briefing on May 5, 1998 in New York for institutional investors and securities analysts. Executives of J.P. Morgan discussed the firm's strategy for generating superior long-term returns for stockholders, asserting that the firm has reached the stage where it can convert its drive for strategic transformation to an uncompromising drive for superior performance. The meeting focused on several key business initiatives:

    - Integration of lending and fixed income activities and the significant potential to increase the firm's return on equity through transformation of its credit business. With leading credit, distribution, derivatives, and securitization skills, J.P. Morgan is well positioned to assist clients in accessing credit in new ways as rapid changes in the global capital and credit markets gather momentum. There are significant opportunities to increase revenues; to reduce by an estimated $1.5 billion over the next two years the capital employed in credit activities; and to redeploy capital for higher returns.

    - Rapid growth of J.P. Morgan's equity business. The firm has more than recouped its $1.8 billion investment in building its equities capabilities since the early 1990s, with roughly 80% of the investment completed. Gains in market share and operating leverage are expected to continue to improve margins, with revenues estimated to grow 25% annually over the next several years and costs to rise at less than half that rate.

    - Plans to expand margins and increase assets under management in the global institutional investment business. Annual growth in assets under management (excluding market appreciation) is estimated at 15% to 20% over the next three years from the year-end level of $257 billion, with expenses rising at 5% to 7% over the same period. J.P. Morgan's recently completed two-year investment program to strengthen its investment platform includes its business partnership with American Century Companies Inc. The firm noted that efforts to market jointly (with American Century Companies Inc.) highly competitive defined-contribution pension plan services have met with early success. J. P. Morgan also reported on recent innovative mutual fund alliances in Europe and said similar alliances are being actively explored in Japan and other markets of strategic importance.

    - Improving the firm's productivity through specific cost-control initiatives. The objective is to identify $300 million to $500 million of savings annually in 1998 and 1999 (including the $250 million announced in this year's first quarter) to fund business growth, and to improve the firm's efficiency ratio (the ratio of expenses to revenues) over the next few years from 71% currently to the mid-sixties range.

BUSINESS SECTOR ANALYSIS

For the purposes of reporting our results, we divide our business activities into five sectors: Finance and Advisory, Market Making, Asset Management and Servicing, Equity Investments, and Proprietary Investing and Trading.

The first three sectors - Finance and Advisory, Market Making, and Asset Management and Servicing - comprise the services we provide to clients. Equity Investments and Proprietary Investing and Trading represent the activities we undertake exclusively for our own account. For a complete description of our business sectors, refer to the J.P. Morgan & Co. Incorporated 1997 Annual report. Presented below are the summary results for each sector for the three months ended March 31, 1998 and 1997.

                                                   Asset       TOTAL
                            Finance           Management     CLIENT-               Proprietary        TOTAL
                                and   Market         and     FOCUSED       Equity    Investing  PROPRIETARY  Corporate
In millions                Advisory   Making   Servicing  ACTIVITIES  Investments  and Trading   ACTIVITIES      Items  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
FIRST QUARTER 1998

Total revenues              $   564  $   919     $   402     $ 1,885      $    25      $   238      $   263      ($151)     $ 1,997
Total expenses                  355      608         343       1,306            7           49           56        270*       1,632
-----------------------------------------------------------------------------------------------------------------------------------
Pretax income                   209      311          59         579           18          189          207       (421)         365
------------------------------------------------------------------------------------------------------------------------------------

FIRST QUARTER 1997

Total revenues                  451      733         375       1,559           49          276          325        (51)       1,833
Total expenses                  302      474         300       1,076            7           46           53         62        1,191
------------------------------------------------------------------------------------------------------------------------------------
Pretax income                   149      259          75         483           42          230          272       (113)         642
------------------------------------------------------------------------------------------------------------------------------------

INCREASE/(DECREASE), FIRST QUARTER 1998 VS. FIRST QUARTER 1997

Total revenues                  113      186          27         326          (24)         (38)         (62)      (100)         164
Total expenses                   53      134          43         230           --            3            3        208          441
------------------------------------------------------------------------------------------------------------------------------------
Pretax income                    60       52         (16)         96          (24)         (41)         (65)      (308)        (277)
------------------------------------------------------------------------------------------------------------------------------------

* First quarter 1998 includes a pretax charge of $215 million related to the restructuring of business activities.

METHODOLOGY:

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

The following table summarizes revenues by major activity included within each of our business sectors for the three months ended March 31, 1998 and 1997.

                                             First         First
                                           Quarter       Quarter      Increase/
In millions                                   1998          1997     (Decrease)
--------------------------------------------------------------------------------
 REVENUES
 Advisory & Underwriting                      $340          $221          $119
 Credit                                        224           230            (6)
---------------------------------------------------------------------------------
 FINANCE AND ADVISORY                          564           451           113
---------------------------------------------------------------------------------
 Fixed Income                                  460           264           196
 Emerging Markets                              237           186            51
 Equities                                      116           152           (36)
 Foreign Exchange                               92           119           (27)
 Commodities                                    14            12             2
--------------------------------------------------------------------------------
 MARKET MAKING                                 919           733           186
--------------------------------------------------------------------------------
 Asset Management Services                     251           243             8
 Securities and Futures Services               151           132            19
--------------------------------------------------------------------------------
 ASSET MANAGEMENT AND SERVICING                402           375            27
--------------------------------------------------------------------------------
 TOTAL CLIENT-FOCUSED
 REVENUES                                    1,885         1,559           326
--------------------------------------------------------------------------------
 EQUITY INVESTMENTS                             25            49           (24)
--------------------------------------------------------------------------------
 PROPRIETARY INVESTING AND
 TRADING                                       238           276           (38)
--------------------------------------------------------------------------------
 TOTAL PROPRIETARY REVENUES                    263           325           (62)
--------------------------------------------------------------------------------
 CORPORATE ITEMS                              (151)          (51)         (100)
--------------------------------------------------------------------------------
 CONSOLIDATED REVENUES                       1,997         1,833           164
--------------------------------------------------------------------------------

The activities of our Fixed Income, Emerging Markets, and Equities businesses are reflected across several sectors.

Aggregate revenues for these businesses for the three months ended March 31 follows: Fixed Income - $607 million (1998) and $385 million (1997); Emerging Markets - $303 million (1998) and $228 million (1997); and, Equities - $194 million (1998) and $208 million (1997).

REVENUES were $1.997 billion in the first quarter of 1998, up 9% from a year earlier.

Revenues from client-focused activities, which are reported in the Finance and Advisory, Market Making, and Asset Management and Servicing sectors, totaled $1.885 billion in the first quarter of 1998, rising 21% from $1.559 billion in the year-ago quarter. Revenues from Equity Investments and Proprietary Investing and Trading activities were $263 million versus $325 million in the 1997 first quarter.

FINANCE AND ADVISORY

The Finance and Advisory sector includes results of our advisory, debt and equity underwriting, and credit activities. Revenues were $564 million in the first quarter of 1998, up 25% from the 1997 first quarter.

Revenues from advisory services and debt and equity underwriting rose 54% to $340 million in the quarter. The market for advisory and underwriting activity was robust, particularly in Europe and the Americas, and we assisted clients around the globe in a number of the quarter's most notable transactions.

For the first quarter of 1998, Securities Data Co. ranked J.P. Morgan fourth in completed mergers and acquisitions worldwide, up from fifth in the year-ago quarter; market share advanced to 15.4% from 10.6%. In U.S. equity lead underwriting, we ranked seventh with a market share of 6.4%, compared with 14th and a market share of 1.2% in the 1997 first quarter.

Finance and Advisory expenses in the first quarter of 1998 were $355 million compared with $302 million in the first quarter of 1997. This sector includes all of the costs associated with our global network of client relationship managers who market the full spectrum of our capabilities and provide the link between our clients' needs and our capital raising, advisory, asset management, market making, and risk management products and services.

The Finance and Advisory sector recorded pretax income of $209 million in the first quarter of 1998 compared with $149 million a year ago.

MARKET MAKING

The Market Making sector includes results of our fixed income, emerging markets, equities, foreign exchange, and commodities activities. Revenues totaled $919 million in the first quarter, up 25% from a year earlier.

Fixed income revenues in developed markets rose nearly 75% to $460 million in the first quarter of 1998. Revenues from swaps and other derivatives were sharply higher, reflecting increases from more profitable, customized transactions as well as gains on positions arising from client-related activity.

In emerging markets, market-making revenues were $237 million in the first quarter, up 27% from $186 million a year ago, reflecting strong results from local-market activities, particularly in Latin America, and increased diversification across products and regions. Short-term positioning gains also contributed to the increase.

Market-making revenues in equities were $116 million in the first quarter of 1998, down 24% from revenues of $152 million a year ago. Equity commissions posted strong results, reflecting growing market share and volumes. While lower than the strong 1997 first quarter, equity derivatives revenues rebounded significantly from the fourth quarter of 1997, when results were adversely affected during a period of significant market volatility.

Foreign exchange revenues declined 23% to $92 million in the first quarter, reflecting lower client demand. Commodities revenues were $14 million in the first quarter of 1998, up from $12 million in the year-ago quarter.

Market making expenses were $608 million versus $474 million in the first quarter of 1997.

The Market Making sector recorded pretax income of $311 million in the first quarter of 1998, compared with $259 million in the first quarter of 1997.

ASSET MANAGEMENT AND SERVICING

The Asset Management and Servicing sector includes results of institutional investment management and mutual funds, services for private clients, and securities and futures services activities. Total revenues were up 7% to $402 million in the first quarter from a year ago.

Revenues generated from asset management services increased 3% to $251 million in the first quarter of 1998. Assets under management grew 35% to $288 billion at March 31, 1998, compared with $214 billion at March 31, 1997, reflecting net new business and market appreciation. Our partnership with and investment in American Century Companies Inc. produced a net revenue reduction of $17 million in the quarter, primarily related to funding charges and goodwill amortization.

Private clients accounted for approximately $170 million of revenues from the firm's client-focused activities in the first quarter of 1998, up 26% from the year-ago quarter. Of this amount, approximately $55 million is recorded in the Finance and Advisory and Market Making sectors.

Revenues from securities and futures services grew 14% in the quarter versus a year ago.

Asset Management and Servicing expenses were $343 million in the first quarter of 1998, compared with $300 million in the first quarter of 1997.

The Asset Management and Servicing sector recorded pretax income of $59 million in the first quarter of 1998, compared with $75 million in the year-earlier period.

EQUITY INVESTMENTS

The Equity Investments sector includes results from our proprietary equity investments portfolio management activities. Total reported revenues were $25 million in the first quarter, compared with $49 million a year ago. Included in reported revenues were net gains of $20 million in the current quarter versus net gains of $33 million a year ago. Equity Investments recorded pretax income of $18 million in the first quarter of 1998, compared with $42 million in the first quarter of 1997.

Total return revenues for Equity Investments, which combines reported revenues with the change in net unrealized appreciation, was $85 million in the 1998 first quarter, and reflected appreciation of investments in the insurance industry. This compares with a loss of $25 million in the first quarter of 1997.

PROPRIETARY INVESTING AND TRADING

The Proprietary Investing and Trading sector includes results from our market and credit risk positioning and capital and liquidity management activities. Revenues totaled $238 million for the 1998 first quarter, compared with $276 million a year ago. The Proprietary Investing and Trading sector recorded pretax income of $189 million in the first quarter of 1998, compared with $230 million in the same period a year ago.

Total return - reported revenues plus the change in net unrealized appreciation
- for the 1998 first quarter decreased to $180 million from $365 million in the same period a year ago. The 1997 first quarter reflected exceptionally strong returns across all activities, particularly in mortgage-backed investment securities.

CORPORATE ITEMS

Corporate Items includes revenues and expenses not allocated to business sectors, intercompany eliminations, equity in earnings of certain affiliates, taxable-equivalent adjustments, and results of sold or discontinued businesses. While immaterial in the 1998 first quarter, hedges of anticipated foreign currency revenues and expenses resulted in revenue gains of $59 million in the 1997 first quarter. 1998 first quarter Corporate Items expenses include a pretax charge of $215 million related to the restructuring of business activities.

FINANCIAL REVIEW

REVENUES

Revenues were $1.997 billion in the first quarter of 1998, compared with $1.833 billion in the year ago quarter.

Net interest revenue, the aggregate of interest revenue and expense generated from the firm's client-focused and proprietary activities using a variety of asset, liability, and off-balance-sheet instruments, decreased 25% to $336 million from the first quarter of 1997. This decrease resulted primarily from lower net interest revenue from our proprietary investing positions.

Trading revenue, excluding trading-related net interest revenue, was $896 million in the first quarter of 1998 compared with $697 million a year ago. The following table presents trading revenue, disaggregated by principal product groupings across all our activities, and total trading-related net interest revenue. This revenue reflects only a portion of the total revenues generated by our activities, and excludes other important sources of revenue, including fees and commissions. As a result, this table does not reflect the integrated nature of our business as described in Business Sector Analysis (see pages 21-24).

                                                                                                    Total          Net
                                  Fixed                   Foreign     Commod-     Proprietary     Trading     Interest     Combined
 In millions                     Income     Equities     Exchange       ities         Trading     Revenue      Revenue        Total
------------------------------------------------------------------------------------------------------------------------------------
 First Quarter 1998             $   641      $    57      $    65     $    10         $   123     $   896      $   109      $ 1,005
 First Quarter 1997                 346          111          120          13             107         697          122          819
 Fourth Quarter 1997                126         (142)         202          32              88         306          110          416
------------------------------------------------------------------------------------------------------------------------------------

Fixed income trading revenue increased to $641 million from $346 million in the year-earlier quarter. Revenues from swaps and other derivatives were sharply higher, reflecting increases from more profitable, customized transactions as well as gains on positions arising from client-related activity. Trading revenue from equities declined to $57 million, primarily on lower results from equity derivatives. Foreign exchange trading revenue decreased to $65 million from $120 million a year ago. Trading revenue from commodities was $10 million, down from $13 million in the 1997 first quarter. Proprietary trading revenue grew to $123 million from $107 million in the year earlier quarter.

Investment banking revenue rose 53% to $346 million in the first quarter of 1998. The market for advisory and underwriting activity was robust, particularly in Europe and the Americas, and we assisted clients around the globe in a number of the quarter's most notable transactions. Underwriting revenue grew to $155 million from $97 million in the year earlier quarter. Advisory and syndication fees rose to $191 million from $129 million a year ago.

Investment management revenue increased 15% to $211 million in the 1998 first quarter from a year ago. Assets under management grew 35% to $288 billion at March 31, 1998, compared with $214 billion at March 31, 1997, reflecting net new business and market appreciation.

Fees and commissions were $190 million, up 28% from $148 million in the year ago quarter, primarily due to higher equity commissions reflecting growing market share and volumes.

Investment securities revenue was $43 million in the first quarter of 1998 and $61 million in the prior year quarter. Net gains from positions associated with our Equity Investment activities were $20 million in the current quarter compared to $33 million a year ago. Also included in investment securities revenue were net realized gains of $15 million and $12 million on sales of debt investment securities in the current and year ago quarters, respectively.

Other revenue/(loss) was a $25 million loss in the 1998 first quarter, compared with $67 million of revenue a year earlier. While immaterial in the 1998 first quarter, Other revenue/(loss) in the 1997 first quarter includes $64 million ($59 million in Corporate items) of gains on hedges of anticipated foreign currency revenues and expenses.

OPERATING EXPENSES

Operating expenses were $1.632 billion in the 1998 first quarter, compared with $1.191 billion from the first quarter of last year. The 1998 first quarter includes a charge of $215 million in connection with previously reported restructuring initiatives. Excluding this charge, operating expenses rose 19%. Contributing to the rise were costs of $55 million to prepare for the Year 2000 and European Economic and Monetary Union, as well as an increase of approximately $50 million related to prior years' employee stock awards. The value of these awards is finalized each year based on a January stock price pursuant to compensation plan provisions. Continued spending on client business capabilities and higher levels of business activity also added to the expense growth.

The charge of $215 million was incurred in the quarter in connection with the restructuring of certain sales and trading functions in Europe, the refocus of our investment banking and equities business in Asia, and the rationalization of resources throughout the firm. The charge primarily reflects severance-related costs of $140 million associated with staff reductions of approximately 900, and real estate and equipment write-offs of $75 million.

Savings related to these initiatives are expected to approximate $250 million annually, starting in the second quarter, and will be reinvested in strategic growth to capitalize on leadership in global markets, increase investment banking market share, integrate credit with fixed income activities, and build our asset management business. As we invest to create long-term value for shareholders, we aim systematically to increase the revenue-generation capability of our people, the efficiency of our infrastructure, and our operating margins.

At March 31, 1998, staff totaled 16,534 employees, compared with 15,483 employees at March 31, 1997, and 16,943 employees at December 31, 1997.

Income-tax expense in the first quarter totaled $128 million, based on an effective tax rate of 35%, compared with an effective rate of 34% in the year-earlier quarter.

ASSETS

Total assets were $272 billion at March 31, 1998, compared with $262 billion at December 31, 1997.

CREDIT-RELATED ITEMS

During the quarter we reduced exposures to counterparties in Indonesia, Malaysia, the Philippines, South Korea, and Thailand by 25%, to $4.6 billion at March 31, 1998, from $6.1 billion at year-end. The reductions were achieved through a combination of principal repayments, loan and investment securities sales, the purchase of credit protection through derivatives, and charge-offs. Exposures primarily consist of loans and derivatives and, to a lesser extent, trading account securities and debt investment securities. Exposures arising from derivatives, trading account securities, and debt investment securities will fluctuate with market movements. The firm will continue to actively manage its exposures in light of evolving events in the region.

Exposures of $4.6 billion at March 31, 1998 are based upon management's view of total exposures to counterparties in Indonesia, Malaysia, the Philippines, South Korea, and Thailand. By country, our exposures were as follows:


By financial instrument
----------------------------------------------------------------------------------------------------
                                                          March 31,1998
----------------------------------------------------------------------------------------------------  -------------
                                                                      Credit                          December 31,
                                           Deriva-   Other out-      deriva-   Commit-      Total             1997
In billions                        Loans     tives    standings   tives, net     ments   exposure            Total
----------------------------------------------------------------------------------------------------  -------------
Indonesia                        $   0.2   $   0.1      $   0.1           --   $ 0.1     $  0.5          $   0.8
Malaysia                             0.1       0.1          0.1           --      --        0.3              0.4
Philippines                          0.1       0.2          0.1           --      --        0.4              0.3
South Korea                          1.0       1.3          0.7        ($0.3)    0.2        2.9              3.5
Thailand                             0.1       0.2          0.2           --      --        0.5              1.1
----------------------------------------------------------------------------------------------------  -------------
Total                                1.5       1.9          1.2         (0.3)    0.3        4.6(a)           6.1
----------------------------------------------------------------------------------------------------  -------------

By counterparty
------------------------------------------------------------------------------------------------------
In billions                                     Govern-                       Commit-
March 31, 1998                       Banks        ments         Other           ments           Total
------------------------------------------------------------------------------------------------------
Indonesia                          $   0.1      $   0.1       $   0.2         $   0.1       $   0.5
Malaysia                               0.1           --           0.2              --           0.3
Philippines                            0.1          0.1           0.2              --           0.4
South Korea                            1.5          0.6           0.6             0.2           2.9
Thailand                               0.4           --           0.1              --           0.5
------------------------------------------------------------------------------------------------------
Total exposure March 31, 1998          2.2          0.8           1.3             0.3           4.6(a)
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Total, December 31, 1997               3.2          0.8           1.7             0.4           6.1
------------------------------------------------------------------------------------------------------

(a) Bank regulatory reporting rules, which are established by the Federal Financial Institutions Examination Council (FFIEC), exclude certain items which management believes are appropriate in determining exposures, including trading account securities sold short of issuers in the above countries and credit derivatives with highly rated counterparties in non-emerging Asian countries. Refer to page 33 for the regulatory reporting view.

Nonperforming assets at March 31, 1998, were essentially unchanged at $650 million, compared with $659 million at December 31, 1997. Assets newly classified as nonperforming were offset by a combination of charge-offs, assets returned to performing status, and repayments during the quarter. Nonperforming assets consist primarily of swaps with certain Asian counterparties. Net charge-offs were $94 million in the quarter and related primarily to counterparties in South Korea and Indonesia.

At March 31, 1998, the aggregate allowance for credit losses was $987 million, compared with $1.081 billion at December 31, 1997. Of exposures to Indonesia, Malaysia, the Philippines, South Korea, and Thailand, approximately $3.5 billion at March 31, 1998, were eligible for coverage by the aggregate allowance for credit losses, compared with $4.9 billion at year-end. Credit losses relating to the remaining exposures, primarily trading account securities (issuer positions) and investment securities, will be recognized in the income statement. We consider approximately 55% of the aggregate allowance for credit losses to relate to these countries as of March 31, 1998. The aggregate allowance, however, remains available to absorb losses inherent in our existing portfolio of loans, as well as other undertakings to extend credit or make payments, and all other credit exposures, including derivatives. In management's judgment, as of March 31, 1998, the aggregate allowance for credit losses remains at an adequate level.

CAPITAL

STOCKHOLDERS' EQUITY

Total stockholders' equity was approximately $11.6 billion at March 31, 1998. Stockholders' equity included approximately $433 million of net unrealized appreciation on debt investment securities and marketable equity investment securities, net the related deferred tax liability of $253 million. The net unrealized appreciation on debt investment securities was $187 million at March 31, 1998. The net unrealized appreciation on marketable equity investment securities was $499 million at March 31, 1998. Included in the table below are selected ratios based upon stockholders' equity.

                                                        March 31      December 31     March 31
Dollars in billions, except share data                      1998             1997         1997
------------------------------------------------------------------------------------------------
Total stockholders' equity                              $  11.6           $  11.4     $  11.2

Annualized rate of return on average common
stockholders' equity (a)                                    8.6%(b)           9.7%       15.7%

As percent of period-end total assets:
  Common equity                                             4.0%              4.1%        4.6%
  Total equity                                              4.3%              4.4%        4.9%

Book value per common share (c)                         $ 56.55           $ 55.99     $ 54.05
------------------------------------------------------------------------------------------------

(a) Represents the annualized rate of return on average common stockholders' equity for the three months ended March 31, 1998, December 31, 1997, and March 31, 1997. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 8.9%,10.2%, and 16.5% for the three months ended March 31, 1998, December 31, 1997, and March 31, 1997, respectively.

(b) Excluding the 1998 first quarter after tax charge of $129 million ($215 million before tax) related to the restructuring of business activities, the annualized rate of return on average common stockholders' equity was 13.4% (including the impact of SFAS 115) and 14.0% (excluding the impact of SFAS 115) for the three months ended March 31, 1998.

(c) Excluding the impact of SFAS No. 115, the book value per common share would have been $54.30, $53.74, and $51.98, at March 31, 1998, December 31, 1997, and
March 31, 1997, respectively.


During the first quarter, the firm purchased approximately 1.2 million shares of its common stock, pursuant to the Board of Directors' December 1997 authorization to purchase up to 7 million shares of J.P. Morgan common stock, to lessen the dilutive impact on earnings per share of the firm's employee benefit plans. These purchases may be made in 1998 or beyond in the open market or through privately negotiated transactions.

REGULATORY CAPITAL REQUIREMENTS

The capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators at March 31, 1998. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a well capitalized bank holding company and bank, respectively, at March 31, 1998.

At March 31, 1998, under the new Federal Reserve Board market risk capital guidelines for calculation of risk-based capital ratios, J.P. Morgan's tier 1 and total risk-based capital ratios were 7.5% and 11.1%, respectively; the leverage ratio was 4.0%. These ratios do not include the impact of certain portfolio risk-reducing transactions which are under review by the Federal Reserve for recognition in calculating risk-based capital ratios. Including these transactions, tier 1 and total risk-based capital ratios would have been 7.7% and 11.5%, respectively, at March 31, 1998. At December 31, 1997, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.0% and 11.9%, respectively, and the leverage ratio was 4.4%. Refer to note 19, Capital Requirements, for further information.

Risk-adjusted assets represent the total of all on- and off-balance sheet exposures adjusted for risk-based factors as prescribed by the Federal Reserve Board. J.P. Morgan's risk adjusted assets as of March 31, 1998, were $150.6 billion compared with $148.5 billion at December 31, 1997.

FORWARD-LOOKING STATEMENTS

Certain sections of our Form 10-Q contain forward-looking statements. We use words such as "expects," "believe," and "estimates" or similar expressions to identify forward-looking statements. Our statements are subject to certain risks and uncertainties, as discussed in the Business environment and other information and Risk management sections of the 1997 Annual report. These risks and uncertainties could cause actual results to differ materially from our statements.

RISK MANAGEMENT

The major risks associated with our business are:

-   Market risk - the risk of loss due to movements in market prices and rates
- Liquidity risk - the risk of being unable to fund our portfolio of assets at reasonable rates and to appropriate maturities
- Credit risk - represents the possibility that corporations, non-bank financial institutions, governments, banks, and individuals (collectively referred to as counterparties) will default on their obligations to us
- Operating risk - the potential for loss arising from breakdowns in our policies and controls for ensuring the proper functioning of our people, systems, and facilities.

We have developed comprehensive risk management processes to facilitate, control, and monitor risk taking. These processes are built on a foundation of early identification and measurement. They continually evolve as our business activities change in response to market, credit, product, and other developments. We constantly seek to strengthen our risk monitoring process, particularly by investing in technology and training. Periodic reviews by internal auditors, regulators, and independent accountants subject our practices to additional scrutiny and further strengthen our process. Please refer to our 1997 Annual report for a detailed discussion of how we manage risk.

MARKET RISK

Market risk profiles

Market risk arises from trading and investing activities undertaken by both client-related and proprietary businesses. Our primary tool for measuring and monitoring market risk is referred to as Daily Earnings at Risk (DEaR). DEaR is an estimate, at a 95% confidence level, of the worst expected loss in the value of our portfolios over a one-day time horizon. The DEaR measure takes into account numerous variables that may cause a change in the value of our portfolios, including interest rates, foreign exchange rates, securities and commodities prices, and their volatilities, as well as correlations among these variables (a variance/covariance methodology).

The following presents the market risk profiles for the firm as of and for the twelve month periods ended March 31, 1998 and December 31, 1997. The level of market risk, which is measured on a diversified basis, will vary with market factors, the level of client activity, and price and market movements.

Aggregate DEaR

Average aggregate DEaR was $32 million for the twelve months ended March 31, 1998 and ranged from $22 million to $49 million. For the twelve months ended December 31, 1997, average aggregate DEaR was $29 million and ranged from $22 million to $37 million. At March 31, 1998, aggregate DEaR was $39 million versus $31 million at December 31, 1997. The increase in aggregate DEaR primarily reflects an increase in proprietary activities.

DEaR for trading activities

Average DEaR for trading activities was $27 million and ranged from $15 million to $45 million for the twelve months ended March 31, 1998. For the twelve months ended December 31, 1997, average DEaR for trading activities was $23 million and ranged from $15 million to $35 million. The twelve month average and period-end DEaR for March 31, 1998 and December 31, 1997, segregated by type of market risk exposure associated with our trading activities, is presented in the table below.

-------------------------------------------------------------------------------------------
                                          Twelve months ended
                                         ----------------------
                                         March 31   December 31
                                             1998          1997    March 31    December 31
In millions                               Average       Average        1998           1997
-------------------------------------------------------------------------------------------
Interest rate risk                          $  23         $  20       $  28          $  26
Foreign exchange risk                          10             7          19             12
Equity price risk                               9             8          14             13
Commodity price risk                            3             3           3              4
Diversification effects                       (18)          (15)        (30)           (27)
-------------------------------------------------------------------------------------------
Total                                          27            23          34             28
-------------------------------------------------------------------------------------------

As of March 31, 1998, our primary risk exposures to interest rates originate from trading activities in sovereign and corporate bond markets across most markets, and interest rate derivative markets. They also include yield curve, vega, and basis risk primarily concentrated in our European and American trading activities. With respect to our foreign exchange risk, our exposure is diversified across a range of G-7 and emerging market countries. Our primary risk exposure for equities price risk is associated with our European equity derivatives portfolios. Given the nature of our business, we expect frequent changes to our primary risk exposures over the course of the year. Our approach to managing market risk considers this expectation.

We evaluate the reasonableness of DEaR for our trading activities by comparing DEaR to actual trading results. The number of occurrences where actual daily revenue fell short of average daily revenue by amounts greater than related DEaR estimates was consistent with statistical expectations.

DEaR for proprietary investing activities

The primary sources of market risk associated with our proprietary investing activities related to interest rate risk associated with fixed income securities and spread risk associated with our mortgage-backed securities portfolio. For the twelve months ended March 31, 1998, average DEaR was $17 million and ranged from $10 million to $28 million. This compares with average DEaR of $16 million and a range from $10 million to $25 million for the twelve months ended December 31, 1997. At March 31, 1998 and December 31, 1997, DEaR for our proprietary investing activities was $20 million and $15 million, respectively.

Due to the longer-term nature of our investing activities, we use a weekly time horizon to evaluate our risk estimates relative to total return. For the twelve month period ended March 31, 1998, the number of times weekly total return fell short of expected weekly results by amounts greater than related weekly risk estimates was consistent with statistical expectations.

ASSET-QUALITY ANALYSIS

NONPERFORMING ASSETS

The following table presents nonperforming assets - net of charge offs - organized by the location of the counterparty. Approximately $550 million in banks and other financial institutions at March 31, 1998 relate primarily to swaps with certain Asian counterparties; the remainder of the amounts included in the table primarily represent nonperforming loans.

--------------------------------------------------------------------------------
In millions: March 31                                                      1998
--------------------------------------------------------------------------------
COUNTERPARTIES IN THE U.S.
Commercial and industrial                                                  $ 12
Other                                                                        16
--------------------------------------------------------------------------------
                                                                             28
--------------------------------------------------------------------------------
COUNTERPARTIES OUTSIDE THE U.S.
Commercial and industrial                                                    57
Banks and other financial institutions                                      554
Other                                                                        11
--------------------------------------------------------------------------------
                                                                            622
--------------------------------------------------------------------------------
TOTAL NONPERFORMING ASSETS                                                  650
--------------------------------------------------------------------------------

The following table presents an analysis of the changes in nonperforming assets.

--------------------------------------------------------------------------------
                                                                  First Quarter
In millions                                                                1998
--------------------------------------------------------------------------------
NONPERFORMING ASSETS, JANUARY 1                                           $ 659
--------------------------------------------------------------------------------
Additions to nonperforming assets                                           163
Less:
     Repayments of principal, net of
          additional advances                                               (10)
     Nonperforming assets returning to
          accrual status                                                    (50)
     Charge offs:
          Commercial and industrial                                         (43)
          Banks and other financial institutions                            (40)
          Losses on sales of loans, primarily banks and
            other financial institutions                                    (26)
     Interest and other credits                                              (3)
--------------------------------------------------------------------------------
NONPERFORMING ASSETS, MARCH 31                                              650
--------------------------------------------------------------------------------

AGGREGATE ALLOWANCE FOR CREDIT LOSSES

We maintain an aggregate allowance for credit losses to absorb losses inherent in our extensions of credit. Such extensions include loans and unused loan commitments, payments made on behalf of clients (e.g., standby letters of credit and guarantees), and all other credit exposures, including derivatives.

The following table summarizes the activity of the aggregate allowance for credit losses.

--------------------------------------------------------------------------------
                                                                  First Quarter
In millions                                                                1998
--------------------------------------------------------------------------------
BALANCE, JANUARY 1                                                       $1,081
--------------------------------------------------------------------------------
Recoveries:
     Counterparties in the U.S., primarily
          commercial and industrial                                          10
     Counterparties outside the U.S.                                          5
--------------------------------------------------------------------------------
                                                                             15
--------------------------------------------------------------------------------
Charge offs:
     Counterparties in the U.S., primarily
          commercial and industrial                                          (2)
     Counterparties outside the U.S.:
          Commercial and industrial                                         (41)
          Banks and other financial
               institutions                                                 (40)
          Losses on sale of loans, primarily banks and
           other financial institutions                                     (26)
--------------------------------------------------------------------------------
                                                                           (109)
--------------------------------------------------------------------------------
Net charge offs                                                             (94)
--------------------------------------------------------------------------------
BALANCE, MARCH 31                                                           987
--------------------------------------------------------------------------------

ALLOCATION OF THE AGGREGATE ALLOWANCE FOR CREDIT LOSSES

Allocation to specific risk

In reaching its judgment as to an adequate aggregate allowance, the Asset Quality Review Committee estimates what amount is necessary to provide for losses relating to specific counterparties. Although we currently consider these outstandings to be collectible, there is a greater-than-normal risk that some portion of them may become uncollectible due to a number of factors including, but not limited to, the willingness or ability of the counterparty to meet its obligations and business and economic conditions.

Allocation to general risk

In addition to specific risk, we consider the probability that there are inherent losses in our existing portfolio of outstandings that cannot yet be identified. The allocation to general risk addresses these unidentified inherent losses in our portfolio. The general risk allocation includes the portion of the aggregate allowance related to outstandings to restructuring countries and countries subject to International Monetary Fund support programs. The portion of the aggregate allowance related to these countries is based on overall concerns about the willingness or ability of certain countries to make timely payments on their obligations and does not result in allocations of the allowance being made against specific counterparties.

The following table displays how the aggregate allowance for credit losses is allocated between specific and general risk categories at March 31, 1998. Amounts allocated to general risk and any unabsorbed portion of the specific allocations are available to absorb credit losses in our extensions of credit.

--------------------------------------------------------------------------------
In millions: March 31                                                      1998
--------------------------------------------------------------------------------
Specific allocations(a):
     To counterparties in the U.S.                                         $ 24
     To counterparties outside the U.S.                                     284
--------------------------------------------------------------------------------
Total specific allocations                                                  308
--------------------------------------------------------------------------------
General allocation:
     Countries subject to IMF support
          programs or restructuring                                         248
     Other allocation to general risk                                       431
--------------------------------------------------------------------------------
Total allocation to general risk                                            679
--------------------------------------------------------------------------------
AGGREGATE ALLOWANCE FOR CREDIT LOSSES                                       987
--------------------------------------------------------------------------------

(a) Specific allocations at March 31, 1998 primarily related to financial institutions in countries subject to IMF support programs.

CROSS-BORDER AND LOCAL OUTSTANDINGS

The following table presents our cross-border and local outstandings under the regulatory basis established by the Federal Financial Institutions Examination Council (FFIEC).

In accordance with regulatory rules, cross-border outstandings include, regardless of currency:

- all claims of our U.S. offices against foreign residents
- all claims of our foreign offices against residents of other foreign countries

Local outstandings include all claims of our foreign offices with residents of the same foreign country, net of local funding.

All outstandings are based on the location of the ultimate counterparty, that is, if collateral or a formal guarantee exists, the country presented is determined by the location where the collateral is held and realizable, or the location of the guarantor. Cross-border and local outstandings include the following: interest-earning deposits with banks; investment securities; trading account assets including derivatives; securities purchased under agreements to resell; loans; accrued interest; investments in affiliates; and other monetary assets. Commitments include all cross-border commitments to extend credit, standby letters of credit, guarantees, and securities lending indemnifications.

The following table shows each country where cross-border and local outstandings exceed 0.75% of total assets, as of March 31, 1998, under the regulatory basis established by the FFIEC.

                                                                                                                Total out-
                                                                                                                 standings
                                                          Net local        Total       % of                            and
In millions                      Govern-                       out-         out-      Total       Commit-          commit-
March 31, 1998        Banks        ments     Other(a)     standings    standings     assets         ments            ments
--------------        -----      -------     --------     ---------    ---------     ------       -------       ----------
Germany              $6,636       $3,392       $  871                    $10,899       4.01%       $1,405          $12,304
United Kingdom        4,274           10        6,196                     10,480       3.86         2,709           13,189
France                5,619        1,501        1,711                      8,831       3.25         1,941           10,772
Japan                 2,005        3,561        2,506                      8,072       2.97         1,938           10,010
Italy                 1,938        4,356          579       $   942        7,815       2.88            54            7,869
Netherlands           4,261          990        1,737                      6,988       2.57           484            7,472
Belgium               1,941        1,847        1,918                      5,706       2.10         5,354           11,060
Cayman Islands            3           22        5,117                      5,142       1.89           192            5,334
Brazil                  329        1,076        1,329         2,373        5,107       1.88            16            5,123
Switzerland           2,626          323        1,382                      4,331       1.59         1,318            5,649
Canada                1,160        2,121          866           141        4,288       1.58         1,719            6,007
Spain                 1,205        2,203          666                      4,074       1.50           199            4,273
South Korea           1,338          703        1,074                      3,115       1.15           164            3,279
South Africa            989        1,252          141             9        2,391       0.88           164            2,555
Argentina               138        1,168          778           104        2,188       0.81           --             2,188

(a) Includes nonbank financial institutions and commercial and industrial entities.

CROSS-BORDER AND LOCAL OUTSTANDINGS TO ASIAN COUNTRIES

The following table represents our cross-border and local outstandings to certain Asian countries, by financial instrument, as of March 31, 1998, under the regulatory basis established by the FFIEC.

                                                                                Total out-
                                                                                 standings
                                                                                       and
In millions                   Deriva-   Other out-   Total out-      Commit-       commit-
March 31, 1998     Loans        tives    standings    standings        ments         ments
--------------     -----      -------   ----------   ----------      -------    ----------
Japan             $    1       $2,729       $5,342       $8,072       $1,938       $10,010
South Korea        1,030        1,315          770        3,115          164         3,279
Hong Kong          1,013          450          371        1,834          273         2,107
Thailand             112          237          126          475           --           475
Indonesia            177          143           90          410          118           528
Singapore              5          539            4          548            3           551
China                118          201           44          363            3           366
Malaysia              59           58           69          186           --           186
Philippines           87          140          142          369           --           369
Taiwan                27            5           31           63           75           138
------------------------------------------------------------------------------------------

The following table represents our cross-border and local outstandings to certain Asian countries, by counterparty, as of March 31, 1998, under the regulatory basis established by the FFIEC.

                                                                                Total out-
                                                                                 standings
                                                                                       and
In millions                   Govern-                Total out-      Commit-       commit-
March 31, 1998     Banks        ments        Other    standings        ments         ments
--------------     -----      -------        -----   ----------      -------    ----------
Japan             $2,005       $3,561       $2,506       $8,072       $1,938       $10,010
South Korea        1,338          703        1,074        3,115          164         3,279
Hong Kong            514           25        1,295        1,834          273         2,107
Thailand             379           31           65          475           --           475
Indonesia            201           56          153          410          118           528
Singapore            136          322           90          548            3           551
China                 68          187          108          363            3           366
Malaysia             125           22           39          186           --           186
Philippines           90           62          217          369           --           369
Taiwan                16           26           21           63           75           138
------------------------------------------------------------------------------------------


The following table summarizes changes during the first quarter of 1998 in our cross-border outstandings and commitments to South Korea, which in total exceeds 1% of assets at March 31, 1998.

In millions
--------------------------------------------------------------------------------------------
Cross-border outstandings and commitments, December 31, 1997                          $3,462
Loans and guarantees:
     Maturities                                                          (299)
     Sales                                                               (197)
     Additions(a)                                                         178           (318)
                                                                       -------

Derivatives, net(a)                                                                      (91)
Other outstandings, net                                                                  226
                                                                                     -------
Cross-border outstandings and commitments, March 31, 1998                              3,279
--------------------------------------------------------------------------------------------

(a) Approximately $150 million of swap contracts were converted to loans during the first quarter of 1998.

EXCHANGE AGREEMENT WITH SOUTH KOREA

On January 28, 1998, an agreement in principle was reached between the Republic of Korea (South Korea) and a group of international banks (including J.P. Morgan) on a plan to extend the maturities of short-term credits to the Korean banking system. Under the plan, Korean banks offered to exchange their short-term, non-trade credits for new loans, with maturities of one to three years, guaranteed by the Republic of Korea and bearing a floating rate of interest at specified rates over the six-month London Interbank Offering Rate (LIBOR). On April 8, 1998, J.P. Morgan exchanged approximately $410 million of debt pursuant to the agreement.

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

----------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                         Three months ended
on a taxable-equivalent basis            -----------------------------------------------------------------------
                                                   March 31, 1998                        March 31, 1997
                                         -----------------------------------------------------------------------
                                          Average                  Average       Average                 Average
                                          balance      Interest       rate       balance     Interest       rate
                                         -----------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.     $   2,045     $      64     12.69%    $   1,916    $      27       5.72%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                              809            15      7.52         1,429           26       7.38
    U.S. state and political
      subdivision                            1,214            35     11.69         1,466           42      11.62
    Other                                   19,683           297      6.12        17,781          285       6.50
Debt investment securities in offices
  outside the U.S. (a)                       2,394            43      7.28         4,776           75       6.37
Trading account assets:
    In offices in the U.S.                  30,458           517      6.88        21,910          351       6.50
    In offices outside the U.S.             38,508           668      7.04        41,125          721       7.11
Securities purchased under agreements
  to resell and federal funds sold,
    In offices in the U.S.                  16,819           210      5.06        14,557          195       5.43
    In offices outside the U.S.             23,181           295      5.16        23,265          260       4.53
Securities borrowed,
    mainly in offices in the U.S.           40,204           496      5.00        30,878          383       5.03
Loans:
    In offices in the U.S.                   6,518           118      7.34         4,978           97       7.90
    In offices outside the U.S.             26,022           430      6.70        23,724          371       6.34
Other interest-earning assets (b):
    In offices in the U.S.                   1,038            34         *           764           20          *
    In offices outside the U.S.                886            55         *           947           59          *
----------------------------------------------------------------------------------------------------------------
Total interest-earning assets              209,779         3,277      6.34       189,516        2,912       6.23
Allowance for credit losses                   (863)                                 (915)
Cash and due from banks                      1,172                                 1,203
Other noninterest-earning assets            69,569                                46,275
----------------------------------------------------------------------------------------------------------------
Total assets                               279,657                               236,079
----------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended March 1998 and 1997.

(a) For the three months ended March 31, 1998 and 1997, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

---------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                                                                 Three months ended
Interest and average rates                                -----------------------------------------------------------------------
on a taxable-equivalent basis                                        March 31, 1998                        March 31, 1997
                                                          -----------------------------------------------------------------------
                                                             Average                Average      Average                 Average
                                                             balance     Interest      rate      balance     Interest       rate
                                                          -----------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                                $   10,346       $  140      5.49%   $   8,825    $    120        5.51%
    In offices outside the U.S.                               51,243          650      5.14       46,025         543        4.78
Trading account liabilities:
    In offices in the U.S.                                    10,791          229      8.61        9,365         164        7.10
    In offices outside the U.S.                               14,783          226      6.20       11,804         193        6.63
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                                  67,432          932      5.61       67,857         876        5.24
Commercial paper, mainly in offices
    in the U.S.                                                8,924          124      5.64        4,297          58        5.47
Other interest-bearing liabilities:
    In offices in the U.S.                                    16,398          219      5.42       16,431         242        5.97
    In offices outside the U.S.                                2,370           52      8.90        3,656          51        5.66
Long-term debt,
    mainly in offices in the U.S.                             23,580          354      6.09       13,799         195        5.73
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                           205,867        2,926      5.76      182,059       2,442        5.44
Noninterest-bearing deposits:
    In offices in the U.S.                                       996                               1,217
    In offices outside the U.S.                                  869                                 126
Other noninterest-bearing
    liabilities                                               60,435                              41,282
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                            268,167                             224,684
Stockholders' equity                                          11,490                              11,395
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                                     279,657                             236,079
Net yield on interest-earning assets                                                   0.68                                 1.01
---------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                         351                                470
---------------------------------------------------------------------------------------------------------------------------------

Part II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SUMMARY OF J.P. MORGAN'S ANNUAL MEETING

The 1998 annual meeting of stockholders of J.P. Morgan & Co. Incorporated was held on Wednesday, April 8, 1998 at the company's 60 Wall Street headquarters; 86.62% of the 177,618,171 shares of common stock outstanding and eligible to be voted was represented either in person or by proxy, constituting a quorum. Douglas A. Warner III, Chairman of the Board, presided.

The stockholders took the following actions:

1. Elected all 17 nominees to one-year terms as members of the Board of Directors. The directors are:

                                                                                         Percent
                                                                                              of
                                                           Percent of         Shares      shares
Director                             Shares in favor    shares voting       Withheld      voting
------------------------------------------------------------------------------------------------
Douglas A. Warner III*                   151,331,641           98.36%      2,519,266       1.64%
Paul A. Allaire                          151,483,809           98.46%      2,367,098       1.54%
Riley P. Bechtel                         151,412,645           98.41%      2,438,262       1.59%
Lawrence A. Bossidy                      151,499,385           98.47%      2,351,522       1.53%
Martin Feldstein                         151,478,754           98.46%      2,372,153       1.54%
Ellen V. Futter                          151,410,081           98.41%      2,440,826       1.59%
Hanna H. Gray                            151,321,310           98.36%      2,529,597       1.64%
Walter A. Gubert**                       151,433,361           98.43%      2,417,546       1.57%
James R. Houghton                        151,456,685           98.44%      2,394,222       1.56%
James L. Ketelsen                        151,358,548           98.38%      2,492,359       1.62%
John A. Krol                             151,452,184           98.44%      2,398,723       1.56%
Roberto G. Mendoza**                     151,354,200           98.38%      2,496,707       1.62%
Michael E. Patterson**                   151,450,424           98.44%      2,400,483       1.56%
Lee R. Raymond                           151,436,671           98.43%      2,414,236       1.57%
Richard D. Simmons                       151,479,104           98.46%      2,371,803       1.54%
Kurt F. Viermetz                         151,379,712           98.39%      2,471,195       1.61%
Douglas C. Yearley                       151,463,035           98.45%      2,387,872       1.55%

*  Chairman of the Board
** Vice Chairman of the Board

2. Approved the appointment of Price Waterhouse LLP as independent accountants to perform auditing functions during 1998. There were 152,837,874 shares in favor, or 99.34% of shares voting; 246,981 shares against, or 0.16% of shares voting; 766,052 shares abstained; and no shares reflecting broker nonvotes.

3. Defeated the stockholder proposal relating to lending criteria. There were 121,164,589 shares against, or 93.49% of shares voting; 3,272,555 shares for, or 2.53% of shares voting; 5,161,296 shares abstained; and 24,252,467 shares reflecting broker nonvotes.

4. Defeated the stockholder proposal relating to political contributions. There were 120,833,493 shares against, or 93.24% of shares voting; 2,732,452 shares for, or 2.11% of shares voting; 6,035,692 shares abstained; and 24,249,270 shares reflecting broker nonvotes.

5. Defeated the stockholder proposal relating to cumulative voting. There were 94,280,759 shares against, or 72.75% of shares voting; 32,922,030 shares for, or 25.40% of shares voting; 2,395,478 shares abstained; and 24,252,640 shares reflecting broker nonvotes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        12. Statement re computation of ratios (incorporated by reference to Exhibit 12 to J.P. Morgan's report on Form 8-K, dated May 5, 1998)

        27a. Financial data schedule for the three-months ended March 31, 1998.

        27b. Restated Financial data schedule for the year ended December 31, 1997.

        27c. Restated Financial data schedule for the nine-months ended
             September 30, 1997.

        27d. Restated Financial data schedule for the six-months ended
             June 30, 1997.

        27e. Restated Financial data schedule for the three-months ended
             March 31, 1997

        27f. Restated Financial data schedule for the year ended December 31, 1996.

        27g. Restated Financial data schedule for the nine-months ended
             September 30, 1996.

        27h. Restated Financial data schedule for the six-months ended June 30, 1996.

        27i. Restated Financial data schedule for the three-months ended
             March 31, 1996.

        27j. Restated Financial data schedule for the year ended December 31, 1995.



    (b) Reports on Form 8-K

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998:

        January 15, 1998 (Items 5 and 7)

        Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month and twelve-month periods ended December 31, 1997.
        Reported the issuance by J.P. Morgan of a press release announcing that Lawrence A. Bossidy has been elected a director of J.P. Morgan & Co. Incorporated, effective February 1, 1998.
        Disclosed the statement of consolidated average balances and net interest earnings for the three-month and twelve-month periods ended December 31, 1997.

        February 19, 1998 (Items 5 and 7)

        Reported the issuance by J.P. Morgan of a press release announcing that Walter A. Gubert has been elected a vice-chairman of the firm and a member of its Board of Directors, effective March 1, 1998.

        March 27, 1998 (Item 5)

        Amended certain exhibits to a commodity-indexed preferred securities registration statement, previously filed with the Securities and Exchange Commission during 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    J.P. MORGAN & CO. INCORPORATED
                                    -----------------------------------
                                             (Registrant)


                                    /s/ DAVID H. SIDWELL
                                    -----------------------------------
                                    NAME:  DAVID H. SIDWELL
                                    TITLE: MANAGING DIRECTOR AND CONTROLLER
                                          (PRINCIPAL ACCOUNTING OFFICER)


DATE: May 15, 1998

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                            Description
------                           -----------


  12 Statement re computation of ratios (incorporated by reference to Exhibit 12 to J.P. Morgan's report on Form 8-K, dated May 5, 1998)

  27a        Financial data schedule for the three-months ended March 31, 1998.

  27b Restated Financial data schedule for the year ended December 31, 1997.

  27c Restated Financial data schedule for the nine-months ended September 30, 1997.

  27d        Restated Financial data schedule for the six-months ended
             June 30, 1997.

  27e        Restated Financial data schedule for the three-months ended
             March 31, 1997

  27f Restated Financial data schedule for the year ended December 31, 1996.

  27g Restated Financial data schedule for the nine-months ended September 30, 1996.

  27h Restated Financial data schedule for the six-months ended June 30, 1996.

  27i        Restated Financial data schedule for the three-months ended
             March 31, 1996.

  27j Restated Financial data schedule for the year ended December 31, 1995.