Form 10-Q
period 1998-06-30
MORGAN J P & CO INC
filed 1998-08-14
CIK 68100

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

          (Mark one)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Yes..X..      No.....

 Number of shares outstanding of each of the registrant's classes of common stock at July 31, 1998:

Common Stock, $2.50 Par Value                              176,560,120 Shares

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
The following financial statement information as of and for the three and six months ended June 30, 1998, is set forth within this document on the pages indicated:

                                                                                                                        Page(s)
     Three-month Consolidated statement of income
     J.P. Morgan & Co. Incorporated .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   .  .  .  .  . 3

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

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   5

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   6

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    7

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   8

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  ..  .  .  .   9-22

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Financial highlights .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   23

     Business sector analysis .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  24-28

     Financial review.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . .  .  .  .  .  .  .  .   29-33

     Risk management.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . .  . .  .  .  .  34-36

     Asset-quality analysis.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    .  .  .  .  .   37-40

     Consolidated average balances and net interest earnings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  41-44

PART II -- OTHER INFORMATION

Item 5. OTHER INFORMATION .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    .  .  .  .  .    45

Item 6. EXHIBITS AND REPORTS ON FORM 8-K  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . .  .  .   45

SIGNATURES .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   46

PART I
ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated

---------------------------------------------------------------------------------------------------------------------
In millions, except share data                                                  Three months ended
                                                           ----------------------------------------------------------
                                                           June 30                    June 30              Increase/
                                                              1998                       1997             (Decrease)
                                                           ----------------------------------------------------------

NET INTEREST REVENUE
Interest revenue                                            $3,106                     $3,029                 $  77
Interest expense                                             2,816                      2,534                   282
--------------------------------------------------------------------------------------------------------------------
Net interest revenue                                           290                        495                  (205)


NONINTEREST REVENUES
Trading revenue                                                877                        477                    400
Investment banking revenue                                     362                        294                     68
Investment management revenue                                  226                        199                     27
Fees and commissions                                           197                        156                     41
Investment securities revenue                                   68                        114                    (46)
Other revenue                                                  133                         56                     77
--------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                   1,863                      1,296                    567

Total revenues, net of interest expense                      2,153                      1,791                    362

OPERATING EXPENSES
Employee compensation and benefits                             862                        734                    128
Net occupancy                                                   78                        104                    (26)
Technology and communications                                  293                        240                     53
Other expenses                                                 183                        163                     20
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                     1,416                      1,241                    175

Income before income taxes                                     737                        550                    187
Income taxes                                                   256                        176                     80
--------------------------------------------------------------------------------------------------------------------
Net income                                                     481                        374                    107

PER COMMON SHARE
Net income
     Basic                                                   $2.57                      $1.98                  $0.59
     Diluted                                                  2.36                       1.85                   0.51
Dividends declared                                            0.95                       0.88                   0.07
--------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated

---------------------------------------------------------------------------------------------------------------------
In millions, except share data                                                  Six months ended
                                                           ----------------------------------------------------------
                                                           June 30                    June 30              Increase/
                                                              1998                       1997             (Decrease)
                                                           ----------------------------------------------------------

NET INTEREST REVENUE
Interest revenue                                            $6,368                     $5,921                  $447
Interest expense                                             5,742                      4,976                   766
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                                           626                        945                  (319)


NONINTEREST REVENUES
Trading revenue                                              1,773                      1,174                    599
Investment banking revenue                                     708                        520                    188
Investment management revenue                                  437                        383                     54
Fees and commissions                                           387                        304                     83
Investment securities revenue                                  111                        175                    (64)
Other revenue                                                  108                        123                    (15)
---------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                   3,524                      2,679                    845

Total revenues, net of interest expense                      4,150                      3,624                    526

OPERATING EXPENSES
Employee compensation and benefits                           1,865                      1,500                    365
Net occupancy                                                  229                        177                     52
Technology and communications                                  594                        443                    151
Other expenses                                                 360                        312                     48
---------------------------------------------------------------------------------------------------------------------
Total operating expenses                                     3,048                      2,432                    616

Income before income taxes                                   1,102                      1,192                    (90)
Income taxes                                                   384                        394                    (10)
----------------------------------------------------------------------------------------------------------------------
Net income                                                     718                        798                    (80)

PER COMMON SHARE
Net income
     Basic                                                   $3.82                      $4.17                 $(0.35)
     Diluted                                                  3.51                       3.89                  (0.38)
Dividends declared                                            1.90                       1.76                   0.14
---------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------
                                                                                                     June 30      December 31
In millions, except share data                                                                          1998             1997
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                           $    1,522      $     1,758
Interest-earning deposits with banks                                                                   2,804            2,132
Debt investment securities available-for-sale carried at fair value                                   23,698           22,768
Equity investment securities                                                                           1,012            1,085
Trading account assets, net of allowance for credit losses of $327 at June 1998 and $350
  at December 1997                                                                                   123,475          111,854
Securities purchased under agreements to resell                                                       36,537           39,002
Securities borrowed                                                                                   40,215           38,375
Loans, net of allowance for credit losses of $392 at June 1998 and $546 at December 1997              31,029           31,032
Accrued interest and accounts receivable                                                               7,536            4,962
Premises and equipment, net of accumulated depreciation of $1,389 at June 1998 and $1,379
  at December 1997                                                                                     1,855            1,838
Other assets                                                                                          11,094            7,353
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                         280,777          262,159
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
   In offices in the U.S.                                                                                982            1,482
   In offices outside the U.S.                                                                         1,254              744
Interest-bearing deposits:
   In offices in the U.S.                                                                              6,316            9,232
   In offices outside the U.S.                                                                        48,474           47,421
------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                        57,026           58,879
Trading account liabilities                                                                           74,997           71,141
Securities sold under agreements to repurchase ($67,319 at June 1998 and $53,202
  at December 1997) and federal funds purchased                                                       69,891           57,804
Commercial paper                                                                                      12,738            6,622
Other liabilities for borrowed money                                                                  16,788           17,176
Accounts payable and accrued expenses                                                                  8,268           10,865
Long-term debt not qualifying as risk-based capital                                                   21,301           18,246
Other liabilities, including allowance for credit losses of $185                                       2,223            4,129
------------------------------------------------------------------------------------------------------------------------------
                                                                                                     263,232          244,862
Liabilities qualifying as risk-based capital:
Long-term debt                                                                                         4,679            4,743
Company-obligated mandatorily redeemable preferred securities of subsidiaries                          1,150            1,150
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    269,061          250,755

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,000,000)
  Adjustable rate cumulative preferred stock, $100 par value (issued and outstanding: 2,444,300)         244              244
  Variable cumulative preferred stock, $1,000 par value (issued and outstanding: 250,000)                250              250
  Fixed cumulative preferred stock, $500 par value (issued and outstanding: 400,000)                     200              200
Common stock, $2.50 par value (authorized shares: 500,000,000; issued: 200,807,317
  at June 1998 and 200,692,673 at December 1997)                                                         502              502
Capital surplus                                                                                        1,306            1,360
Common stock issuable under stock award plans                                                          1,342            1,185
Retained earnings                                                                                      9,743            9,398
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                            376              432
  Foreign currency translation, net of taxes                                                             (44)             (22)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      13,919           13,549
Less: treasury stock (24,148,710 shares at June 1998 and 24,374,944 shares
  at December 1997) at cost                                                                            2,203            2,145
------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                            11,716           11,404
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                           280,777          262,159
------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated

                                                                                     1998                            1997
                                                                            ------------------------        -----------------------
                                                                                            Compre-                         Compre-
                                                                            Stockholders'  hensive          Stockholders'  hensive
In millions: Six months ended June 30                                             Equity    Income                Equity    Income
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Adjustable rate cumulative preferred stock balance, January 1
     and June 30                                                             $    244                          $    244
Variable cumulative preferred stock balance, January 1 and
     June 30                                                                      250                               250
Fixed cumulative preferred stock, January 1 and June 30                           200                               200
-----------------------------------------------------------------------------------------------------------------------------------
Total preferred stock, June 30                                                    694                               694
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1 and June 30                                                    502                               502
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                              1,360                             1,446
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and conversion of debentures
     and income tax benefits associated with stock options                        (54)                             (44)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                1,306                             1,402
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                              1,185                               838
Deferred stock awards, net                                                        157                               144
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                1,342                               982
-----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                              9,398                             8,635
Net income                                                                        718        $  718                 798        $798
Dividends declared on preferred stock                                             (18)                              (18)
Dividends declared on common stock                                               (337)                             (318)
Dividend equivalents on common stock issuable                                     (18)                              (12)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                9,743                             9,085
-----------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized gains on investment securities:
Balance, net of taxes, January 1                                                  432                               464
                                                                        --------------                      ------------
     Net unrealized holding gains arising during the period,
        before taxes ($14 in 1998 and $115 in 1997, net of taxes)                  19                               184
     Reclassification adjustment for net gains included in net income,
        before taxes ($64 in 1998 and $56 in 1997, net of taxes)                 (100)                              (88)
                                                                        --------------                      -------------
Change in net unrealized gains on investment securities, before taxes             (81)                               96
Deferred income tax benefit/(expense)                                              25                               (42)
                                                                        --------------                      -------------
Change in net unrealized gains on investment securities, net of taxes             (56)          (56)                 54          54

Balance, net of taxes, June 30                                                    376                               518
                                                                        --------------                      -------------
Foreign currency translation:
Balance, net of taxes, January 1                                                  (22)                              (12)
                                                                        --------------                      ------------
Translation adjustment arising during the period, before taxes                    (34)                               (3)
Income tax benefit                                                                 12                                 1
                                                                        --------------                      ------------
Translation adjustment arising during the period, net of taxes                    (22)          (22)                 (2)         (2)
                                                                        --------------                      ------------
Balance, net of taxes, June 30                                                    (44)                              (14)
-----------------------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income,
     net of taxes, June 30                                                        332                               504
-----------------------------------------------------------------------------------------------------------------------------------
LESS:  TREASURY STOCK
Balance, January 1                                                              2,145                             1,135
Purchases                                                                         446                             1,016
Shares issued/distributed, primarily related to various employee
     benefit plans                                                               (388)                             (330)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                2,203                             1,821
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     11,716                            11,348
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                      640                             850
-----------------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

J.P. Morgan & Co. Incorporated
-----------------------------------------------------------------------------------------------------------
     In millions                                                                        Six months ended
-----------------------------------------------------------------------------------------------------------
                                                                                     June 30        June 30
                                                                                      1998            1997
                                                                                   --------        --------
NET INCOME                                                                         $    718        $    798
Adjustments to reconcile to cash provided by (used in) operating activities:
   Noncash items: depreciation, amortization, deferred income taxes,
       stock award plans, and write-downs on investment securities                      473             381
   Gain on sale of global trust and agency services business                           (79)             --
   Net (increase) decrease in assets:
       Trading account assets                                                      (11,567)        (14,891)
       Securities purchased under agreements to resell                                2,493         (3,980)
       Securities borrowed                                                          (1,840)         (9,906)
       Accrued interest and accounts receivable                                     (2,568)           1,378
   Net increase (decrease) in liabilities:
       Trading account liabilities                                                    3,932           8,485
       Securities sold under agreements to repurchase                                14,141           8,197
       Accounts payable and accrued expenses                                        (2,514)           1,067
   Other changes in operating assets and liabilities, net                           (2,417)           2,305
   Net investment securities gains included in cash flows from investing
         activities                                                                   (127)           (192)
-----------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         645         (6,358)
-----------------------------------------------------------------------------------------------------------
Net (increase) in interest-earning deposits with banks                                (669)           (147)
Debt investment securities:
     Proceeds from sales                                                              7,077          13,229
     Proceeds from maturities, calls, and mandatory redemptions                       4,197           1,918
     Purchases                                                                     (12,513)        (15,389)
Net decrease in federal funds sold                                                       --              50
Net decrease (increase) in loans                                                         69         (1,208)
Payments for premises and equipment                                                   (113)            (72)
Investment in American Century Companies, Inc.                                        (965)              --
Other changes, net                                                                  (2,159)             642
-----------------------------------------------------------------------------------------------------------

CASH (USED IN) INVESTING ACTIVITIES                                                 (5,076)           (977)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in noninterest-bearing deposits                                  11           (333)
Net (decrease) increase in interest-bearing deposits                                (1,805)           4,568
Net (decrease) in federal funds purchased                                           (2,030)         (2,170)
Net increase in commercial paper                                                      6,117             157
Other liabilities for borrowed money proceeds                                         6,912          11,915
Other liabilities for borrowed money payments                                       (6,748)        (13,615)
Long-term debt proceeds                                                               7,289           7,552
Long-term debt payments                                                             (4,199)         (1,433)
Proceeds from issuance of Company-obligated mandatorily redeemable preferred
     securities of subsidiaries                                                         --              400
Capital stock issued or distributed                                                     219             181
Capital stock purchased                                                               (446)         (1,016)
Dividends paid                                                                        (355)           (340)
Other changes, net                                                                    (759)           1,337
-----------------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                 4,206           7,203
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                             (11)            (22)
-----------------------------------------------------------------------------------------------------------
(DECREASE) IN CASH AND DUE FROM BANKS                                                 (236)           (154)
Cash and due from banks at December 31, 1997 and 1996                                 1,758             906
-----------------------------------------------------------------------------------------------------------
Cash and due from banks at June 30, 1998 and 1997                                     1,522             752
-----------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                      $  5,658        $  4,745
     Income taxes                                                                       370             479
-----------------------------------------------------------------------------------------------------------

       See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York

-------------------------------------------------------------------------------------------------------------------------
                                                                                                June 30      December 31
In millions, except share data                                                                     1998             1997
-------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                                       $   1,491       $    1,663
Interest-earning deposits with banks                                                              2,736            2,195
Debt investment securities available-for-sale carried at fair value (see note 8)                  3,891           20,539
Trading account assets, net of allowance for credit losses of $327 at June 1998
  and $350 at December 1997                                                                      96,070           88,995
Securities purchased under agreements to resell                                                  24,183           28,045
Securities borrowed                                                                              13,802           13,831
Loans, net of allowance for credit losses of $390 at June 1998 and $545 at December 1997         30,847           30,851
Accrued interest and accounts receivable                                                          6,934            4,534
Premises and equipment, net of accumulated depreciation of $1,209 at June 1998 and
  $1,208 at December 1997                                                                         1,685            1,669
Other assets                                                                                      6,298            4,096
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                    187,937          196,418
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                                            991            1,492
  In offices outside the U.S.                                                                     1,262              752
Interest-bearing deposits:
  In offices in the U.S.                                                                          6,328           10,156
  In offices outside the U.S.                                                                    50,112           48,343
-------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                   58,693           60,743
Trading account liabilities                                                                      64,903           61,562
Securities sold under agreements to repurchase and federal funds purchased                       21,413           26,017
Other liabilities for borrowed money                                                             10,453           10,433
Accounts payable and accrued expenses                                                             6,413            7,160
Long-term debt not qualifying as risk-based capital (includes $820 at June 1998 and
  $1,267 at December 1997 of notes payable to J.P. Morgan)                                       11,164           14,320
Other liabilities, including allowance for credit losses of $185                                    780            2,713
-------------------------------------------------------------------------------------------------------------------------
                                                                                                173,819          182,948
Long-term debt qualifying as risk-based capital (includes $3,152 at June 1998 and
  $2,878 at December 1997 of notes payable to J.P. Morgan)                                        3,287            3,037
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                               177,106          185,985

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares: 2,500,000)                                        -                -
Common stock, $25 par value (authorized shares: 11,000,000; issued and
  outstanding 10,599,027)                                                                           265              265
Surplus                                                                                           3,305            3,155
Undivided profits                                                                                 7,178            6,927
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                       127              108
  Foreign currency translation, net of taxes                                                        (44)             (22)
-------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                       10,831           10,433
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                      187,937          196,418
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

Basis of presentation
The consolidated financial statements include the accounts of J.P. Morgan and subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The financial information as of and for the periods ended June 30, 1998 and 1997 is unaudited. All adjustments which, in the opinion of management, are necessary for a fair presentation have been made and were of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements included in J.P. Morgan's Annual report on Form 10-K for the year ended December 31, 1997, as well as with information included in J.P. Morgan's unaudited quarterly report on Form 10-Q for the three months ended March 31, 1998. The nature of J.P. Morgan's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform with the current presentation.

The following provides certain supplemental information regarding our Accounting policies.

Aggregate allowance for credit losses
We maintain an aggregate allowance for credit losses to absorb losses inherent in our extensions of credit that we believe are probable of occurring and that can be reasonably estimated. Such extensions include:

-        loans and unused loan commitments
- payments made on behalf of clients (e.g., standby letters of credit and guarantees)
-        all other credit exposures, including derivatives

The size and adequacy of our Aggregate allowance for credit losses is based on an assessment by the firm's Asset Quality Review (AQR) Committee at each reporting period of the following components:

- Specific counterparty allocations - an estimate of probable losses related to specific counterparties.
- Specific industry allocations - an estimate of probable losses related to exposures to counterparties in industries undergoing financial and structural distress. Industry allocations exclude exposures addressed in specific counterparty allocations.
- Specific country allocations - an estimate of probable losses resulting from exposures to counterparties in countries experiencing political and transfer risk, country-wide economic distress, or issues regarding the legal enforceability of contracts. Included in this allocation are reserve requirements, if any, that are mandated by the Federal Reserve Board. Specific country allocations exclude exposures addressed in specific counterparty allocations.
- Expected loss allocations - an estimate based on statistical modeling of the amount that is probable we will lose over the life of our existing performing portfolio of traditional credit products, net of recoveries. Our traditional credit product portfolio includes loans, standby letters of credit, guarantees and other commitments to extend credit. The expected loss allocation excludes exposures covered by the specific allocations discussed above, and is intended to recognize probable losses on a portfolio basis that have not yet been specifically identified. The expected loss allocation is based on our Annual Expected Loss calculation which represents the amount of probable losses to the firm in each year, on average, over the life of our existing portfolio.

- General allocations - a judgmental assessment of probable losses not adequately captured by specific allocations or by the expected loss allocation with regards to our existing portfolio of credit extensions. Probable losses not specifically identified include those related to our derivative and settlement activities (including situations where the counterparty is unwilling to meet its obligations). In addition, the allocation attempts to compensate for the inherent imperfections in our expected loss models, including the fact that default and recovery statistics are based almost exclusively on U.S. corporate experience which does not completely match our global book of risk, our view of future economic trends versus the historical determination of the models, and the impact of using averages versus actual occurrences.

The firm's AQR process forms the basis for determining the above components comprising the allowance. The AQR Committee determines, using their judgment and experience, the appropriate actions (placement on nonperforming status, specific allocation or charge-off) that should be taken with regards to specific counterparties, industries and countries. The senior members of the AQR Committee then consider appropriate actions to be taken in addition to the specific risk decisions, including a review of the following: expected loss calculations of the existing performing portfolio; the level and history of charge-offs and nonperforming assets; the estimated sale prices of certain exposures; the level of counterparties on the special review list; business and economic conditions; regulatory requirements; our historical experience; concentrations of risk by country, industry, product and client; and the relative size of many of our credit exposures given our wholesale orientation. Based on this review, each quarter, the senior members of the AQR Committee recommend the provision, if any, needed to adjust the aggregate allowance, so that the combination of the general allocation together with the specific and expected loss allocations remains at an appropriate level.

In accordance with the American Institute of Certified Public Accountants Banks and Savings Institutions Audit and Accounting Guide, we allocate for financial reporting purposes our aggregate allowance across balance sheet captions based upon the nature of the underlying exposure and management's judgment. Accordingly, we display our aggregate allowance as a reduction of Loans, a reduction of Trading account assets (relating to derivatives), and as Other liabilities (relating to off-balance sheet items such as standby letters of credit, guarantees, and commitments). We expect that portions of the aggregate allowance may be reclassified from time to time among Loans, Trading account assets, and Other liabilities due to the global and diverse nature of our business; expected shifts in the relative level of credit risk among instruments; and necessary changes in estimates and assumptions needed to calculate the allocated amounts. Such allowance reclassifications across balance sheet captions, starting June 30, 1998, will be reflected as provisions or reversals of provisions in the Consolidated statement of income.

Company-obligated mandatorily redeemable preferred securities of subsidiaries Dividends (or distributions) on company-obligated mandatorily redeemable preferred securities of subsidiaries (trust preferred securities) are treated as interest and expensed on an accrual basis. Interest related to the trust preferred securities is included in the interest expense caption in our consolidated statement of income.

2.   ACCOUNTING CHANGES AND DEVELOPMENTS

Accounting for transfers of assets and servicing of financial assets and extinguishments of liabilities
In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers of Assets and Servicing of Financial Assets and Extinguishments of Liabilities, which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, and extinguishments of liabilities. In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. This statement deferred the provisions of SFAS No. 125 for transfers involving repurchase agreements, securities borrowing/lending transactions, and financial assets provided as collateral until January 1, 1998. Effective January 1, 1998, we adopted the provisions of SFAS No. 127. The adoption of this standard did not have a material impact on our consolidated financial statements.

Reporting comprehensive income
Effective January 1, 1998, we adopted SFAS No. 130, Reporting Comprehensive Income, which establishes the concept of comprehensive income and provides standards for reporting it. Comprehensive income is defined as the change in equity of an entity excluding such transactions with stockholders as the issuance of common stock or preferred stock, payment of dividends, and purchase of treasury shares. Comprehensive income has two major components: net income, as reported in the consolidated statement of income, and other comprehensive income. Other comprehensive income includes such items as unrealized gains and losses on available-for-sale securities and foreign currency translation. This standard is limited to issues of reporting and presentation, and does not address recognition or measurement. Its adoption, therefore, did not affect our earnings, liquidity, or capital resources.

Disclosures about segments of an enterprise and related information
In 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard establishes the criteria for determining an operating segment and the required financial information to be disclosed. SFAS No. 131 also establishes standards for disclosing related information regarding products and services, geographic areas and major customers. This standard supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. We are required to adopt this standard starting with our consolidated financial statements for the year ended December 31, 1998. This standard is limited to issues of reporting and presentation and does not address recognition or measurement. Its adoption, therefore, will not affect our earnings, liquidity, or capital resources. We are currently in the process of evaluating SFAS No. 131 and have not yet determined what impact the adoption of this standard will have on our existing segments which are currently included in the Business sector analysis section of Management's discussion and analysis of financial condition and results of operations (MD&A).

Employer's disclosures about pensions and other postretirement benefits
In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, which revises employer's disclosures about pensions and other postretirement benefits. This standard supersedes the disclosure requirements for pension and other benefits of SFAS No. 87, Employer's Accounting for Pensions; SFAS No.88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits; and SFAS No. 106, Employer's Accounting for Postretirement Benefits Other than Pensions. The standard requires additional information on the changes in the benefit obligations and plan assets and eliminates certain disclosures to facilitate the financial analysis of these plans. We are required to adopt this standard starting with our financial statements for the year ended December 31, 1998. This standard is limited to issues of reporting and presentation and does not address recognition or measurement. Therefore, its adoption will not affect our earnings, liquidity or capital resources.

Accounting for the costs of computer software developed or obtained for internal use
In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. We are required to adopt SOP 98-1 starting in the first quarter of 1999. Restatement of previously issued financial statements is not allowed. We are currently in the process of evaluating SOP 98-1 and have not yet determined what the impact of its adoption will have on our earnings or financial position.

Accounting for derivative instruments and hedging activities
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted starting with our financial statements for the quarter ended March 31, 2000. The standard permits early adoption as of the beginning of any fiscal quarter after its issuance. The standard will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. If the change in fair value of a derivative designated as a hedge is not effectively offset, as defined, by the change in value of the item it is hedging, this difference will be immediately recognized in earnings. We are currently in the process of evaluating SFAS No. 133 and have not yet determined what impact the adoption of the standard will have on our earnings and financial position.

3.   RESTRUCTURING OF BUSINESS ACTIVITIES

The six months ended June 30, 1998 includes a first quarter 1998 pretax charge of $215 million ($129 million after tax) incurred in connection with the restructuring of certain sales and trading functions in Europe, the refocus of our investment banking and equities business in Asia, and the rationalization of resources throughout the firm. The charge reflected severance-related costs of $140 million recorded in Employee compensation and benefits associated with staff reductions of approximately 900; $70 million in Net occupancy related to real estate write-offs; and $5 million in Technology and communications, related to equipment write-offs. As of June 30, 1998, approximately $130 million of the first quarter charge was accrued in Other liabilities, of which $80 million related to severance and the remainder primarily related to real estate. The majority of this remaining reserve is expected to be utilized by year-end.

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

5. SALE OF GLOBAL TRUST AND AGENCY SERVICES BUSINESS
In June 1998, we completed the sale of our global trust and agency services business to Citibank, resulting in a net gain of $131 million ($79 million after tax) recorded in Other revenue. The sale will not have a material effect on our ongoing earnings.

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

                                                                          Second quarter                         Six months
                                                                   -----------------------------        ---------------------------
In millions                                                           1998               1997              1998               1997
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks                                               $     65           $     46         $     129           $     73
Debt investment securities (a)                                         328                387               706                799
Trading account assets                                               1,126              1,014             2,310              2,085
Securities purchased under agreements
  to resell and federal funds sold                                     455                504               960                959
Securities borrowed                                                    514                444             1,010                827
Loans                                                                  544                494             1,090                959
Other sources, primarily risk adjusting swaps in 1997                   74                140               163                219
-----------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                               3,106              3,029             6,368              5,921
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                               703                670             1,493              1,333
Trading account liabilities                                            377                398               832                755
Securities sold under agreements to
  repurchase and federal funds purchased                               937                853             1,869              1,729
Other borrowed money                                                   408                357               803                708
Long-term debt                                                         391                256               745                451
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                               2,816              2,534             5,742              4,976
-----------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                   290                495               626                945
-----------------------------------------------------------------------------------------------------------------------------------

 (a) Interest revenue from debt investment securities included taxable revenue of $298 million and $654 million and revenue exempt from U.S. income taxes of $30 million and $52 million for the three months and six months ended June 30, 1998, respectively. Interest revenue from debt investment securities included taxable revenue of $364 million and $749 million and revenue exempt from U.S. income taxes of $23 million and $50 million for the three months and six months ended June 30, 1997.

Net interest revenue associated with derivatives used for purposes other-than-trading was approximately $39 million and $71 million for the three and six months ended June 30, 1998, respectively, compared with approximately $75 million and $110 million for the three months and six months ended June 30, 1997, respectively. At June 30, 1998, approximately $282 million of net deferred losses on closed derivative contracts used for purposes other-than-trading were recorded on the Consolidated balance sheet. These amounts are primarily net deferred losses on closed hedge contracts, which are included in the amortized cost of the debt investment portfolio as of June 30, 1998. The amount of net deferred gains or losses on closed derivative contracts changes from period to period, primarily due to the amortization of such amounts to Net interest revenue. These changes are also influenced by the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred losses (gains) on closed derivative contracts as of June 30, 1998 of $282 million, are expected to amortize into Net interest revenue as follows: $50 million - remainder of 1998; $98 million in 1999; $91 million in 2000; $47 million in 2001; $2 million in 2002; ($2) million in 2003; and approximately ($4) million thereafter.

7.   TRADING REVENUE
We disaggregate trading revenue by principal product grouping across all of our business sector activities within the following groupings:

-      fixed income
-      equities
-      foreign exchange
-      commodities
-      proprietary trading

Our Fixed income trading revenue includes the results of making markets in both developed and emerging countries in government securities, U.S. government agency securities, corporate debt securities, money market instruments, interest rate and currency swaps, and options and other derivatives.

Our Equities trading revenue includes the results of making markets in global equity securities and equity derivatives such as swaps, options, futures, and forward contracts.

Our Foreign exchange trading revenue includes the results of making markets in spot, options, and short-term interest rate products in order to help clients manage their foreign currency exposure.

Our Commodities trading revenue includes the results from transactions in spot, forwards, options and swaps.

Our Proprietary trading revenue reflects results from transactions we enter into for our own account across all markets. Instruments utilized in our Proprietary trading activities include fixed income securities, foreign exchange, equity securities, and related derivatives.

The following table presents trading revenue for the three and six months ended June 30, 1998 and 1997. This revenue reflects only a portion of the total revenues generated by our activities and excludes other important sources of revenues, including fees and commissions. As a result, this table does not reflect the integrated nature of our business. Refer to the Business sector analysis in MD&A for more information.

                                                                         Second quarter          Six months
                                                                        -----------------      ----------------
In millions                                                              1998    1997           1998     1997
---------------------------------------------------------------------------------------------------------------
Fixed income                                                             $532    $250         $1,173   $  596
Equities                                                                  109     170            166      281
Foreign exchange                                                          170      72            235      192
Commodities                                                                40       2             50       15
Proprietary trading                                                        26     (17)           149       90
---------------------------------------------------------------------------------------------------------------
Total trading revenue                                                     877     477          1,773    1,174
---------------------------------------------------------------------------------------------------------------

8.   INVESTMENT SECURITIES
DEBT INVESTMENT SECURITIES
Our debt investment securities portfolio is classified as available-for-sale. Available-for-sale securities are measured at fair value and unrealized gains or losses are reported as a net amount within the stockholders' equity account, Net unrealized gains on investment securities, net of taxes.

The following table presents the gross unrealized gains and losses and a comparison of the cost, and the fair and carrying value of our available-for-sale debt investment securities at June 30, 1998. The gross unrealized gains or losses on each debt investment security include the effects of any related hedge. See Note 10, Off-balance sheet financial instruments, for additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities.

                                                                                       Gross             Gross           Fair and
                                                                                  unrealized        unrealized           carrying
In millions: June 30, 1998                                           Cost              gains            losses              value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                                    $  1,140             $  126           $     1          $   1,265
U.S. government agency, principally mortgage-backed                19,438                 93                68             19,463
U.S. state and political subdivision                                1,382                167                11              1,538
U.S. corporate and bank debt                                          235                  1                 2                234
Foreign government (a)                                                344                  4                 8                340
Foreign corporate and bank debt                                       803                  -                64                739
Other                                                                 119                  -                 -                119
------------------------------------------------------------------------------------------------------------------------------------
Total debt investment securities                                   23,461                391               154             23,698
------------------------------------------------------------------------------------------------------------------------------------

(a) Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development

The table below presents gains, losses, and write-downs of debt investment securities during the three and six months ended June 30, 1998 and 1997. These amounts are recorded in Investment securities revenue.


                                                                            Second quarter                     Six  months
                                                                        -------------------------      -------------------------
In millions                                                               1998           1997              1998         1997
--------------------------------------------------------------------------------------------------------------------------------
Gross realized gains from sales of securities                           $   11          $   8            $   58       $   46
Gross realized losses from sales of securities                             (52)            (7)              (84)         (33)
Write-downs for other-than-temporary impairments in value                   (2)           (15)               (2)         (15)
--------------------------------------------------------------------------------------------------------------------------------
Net debt investment securities losses                                      (43)           (14)              (28)          (2)
--------------------------------------------------------------------------------------------------------------------------------

Morgan Guaranty
In the Morgan Guaranty consolidated statement of condition on page 8, the balance for Debt investment securities available-for-sale carried at fair value decreased from $20.5 billion at December 31, 1997 to $3.9 billion at June 30, 1998, reflecting Morgan Guaranty's sale of approximately $18 billion of debt investment securities to an affiliated J.P. Morgan entity during the first six months of 1998.


EQUITY INVESTMENT SECURITIES
Equity investment securities include both marketable and nonmarketable securities.

Marketable available-for-sale equity investment securities
Marketable equity investment securities, which are classified as available-for-sale, are recorded at fair value. Unrealized gains and losses are reported as a net amount within the stockholders' equity account, Net unrealized gains on investment securities, net of taxes. Gross unrealized gains and losses, as well as a comparison of the cost, and fair and carrying value of marketable available-for-sale equity investment securities as of June 30, 1998 are shown in the following table.


In millions: June 30, 1998
--------------------------------------------------------------------------
Cost                                                             $  122
--------------------------------------------------------------------------
Gross unrealized gains                                              377
Gross unrealized losses                                              (7)
--------------------------------------------------------------------------
Net unrealized gains(a)                                             370
--------------------------------------------------------------------------
Fair and carrying value                                             492
--------------------------------------------------------------------------

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

In millions: June 30, 1998
----------------------------------------------------------------------
Carrying value                                                 $  520
Net unrealized gains on nonmarketable securities(a)                97
----------------------------------------------------------------------
Fair value                                                        617
----------------------------------------------------------------------

(a) Primarily relates to investments in the telecommunications and financial services industries.

Realized gains and write-downs
The following table presents gross realized gains and write-downs for other-than-temporary impairments in value related to our equity investments portfolio, excluding securities in SBICs, for the three and six months ended June 30, 1998 and 1997. These amounts are recorded in Investment securities revenue.

                                                                              Second quarter                   Six months
                                                                         -----------------------        ------------------------
In millions                                                                1998            1997            1998            1997
--------------------------------------------------------------------------------------------------------------------------------
Gross realized gains from marketable available-for-sale securities       $  117           $  66          $  142           $  92
Gross realized gains from nonmarketable and other equity securities           4              61              11              87
Write-downs for other-than-temporary impairments in value                   (20)             (3)            (34)            (12)
--------------------------------------------------------------------------------------------------------------------------------
Net equity investment securities realized gains                             101             124             119             167
--------------------------------------------------------------------------------------------------------------------------------

9.   TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets - before taking into consideration the allowance for credit losses - and trading account liabilities at June 30, 1998. It also includes the average balance for the three and six months ended June 30, 1998.

                                                                   Carrying                       Average
                                                                      value                       balance
                                                       ------------------------ -----------------------------------------------
                                                                    June 30            Second quarter            Six months
 In millions:                                                          1998                     1998                   1998
-------------------------------------------------------------------------------------------------------------------------------
 TRADING ACCOUNT ASSETS
 U.S. Treasury                                                     $  6,061                 $  8,635              $  10,765
 U.S. government agency                                              11,800                   10,320                 10,256
 Foreign government                                                  30,627                   34,023                 32,908
 Corporate debt and equity                                           24,949                   23,763                 21,954
 Other securities                                                     8,447                    9,993                  9,560
 Interest rate and currency swaps                                    18,365                   20,944                 20,387
 Foreign exchange contracts                                           4,348                    3,565                  4,634
 Interest rate futures and forwards                                     251                      159                    215
 Commodity and equity contracts                                       2,803                    1,922                  1,808
 Purchased option contracts                                          16,151                   13,941                 12,909
-------------------------------------------------------------------------------------------------------------------------------
 Total trading account assets                                       123,802                  127,265                125,396
-------------------------------------------------------------------------------------------------------------------------------
 TRADING ACCOUNT LIABILITIES
 U.S. Treasury                                                        9,487                    9,301                  9,888
 Foreign government                                                  12,768                   15,994                 15,485
 Corporate debt and equity                                           12,431                   11,337                  9,772
 Other securities                                                     1,470                    3,454                  3,290
 Interest rate and currency swaps                                    14,126                   17,537                 16,962
 Foreign exchange contracts                                           4,573                    3,819                  5,213
 Interest rate futures and forwards                                     803                      824                    917
 Commodity and equity contracts                                       2,862                    2,342                  2,133
 Written option contracts                                            16,477                   11,850                 11,892
-------------------------------------------------------------------------------------------------------------------------------
 Total trading account liabilities                                   74,997                   76,458                 75,552
-------------------------------------------------------------------------------------------------------------------------------

10.   OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Derivatives
In general, derivatives are contracts or agreements whose values are derived from changes in interest rates, foreign exchange rates, prices of securities, or financial or commodity indices. The timing of cash receipts and payments for derivatives is generally determined by contractual agreement. Derivatives may be used for trading or other-than-trading purposes. Other-than-trading purposes are primarily related to our investing activities.

Derivatives used for trading purposes include:
-      interest rate and currency swap contracts
- interest rate futures, forward rate agreements, and interest rate option contracts
-      foreign exchange spot, forward, futures and option contracts
-      equity swap, futures and option contracts
-      commodity swap, forward and option contracts

In our investing activities we use derivative instruments including:
-      interest rate and currency swap contracts
-      foreign exchange forward contracts
-      interest rate futures and debt securities forward contracts
-      option contracts

Interest rate swaps are contractual agreements to exchange periodic interest payments at specified intervals. The notional amounts of interest rate swaps are not exchanged; they are used solely to calculate the periodic interest payments. Currency swaps generally involve exchanging principal (the notional amount) and periodic interest payments in one currency for principal and periodic interest payments in another currency.

Foreign exchange contracts involve an agreement to exchange one country's currency for another at an agreed upon price and settlement date. The contracts reported in the following table primarily include forward contracts.

Interest rate futures are standardized exchange-traded agreements to receive or deliver a specific financial instrument at a specific future date and price. Forward rate agreements provide for the payment or receipt of the difference between a specified interest rate and a reference rate at a future settlement date. Debt security forwards include to-be-announced and when-issued securities contracts.

Commodity and equity swaps, forward, and futures contracts include swaps and futures in the commodity and equity markets and commodity forward agreements. Equity swaps are contractual agreements to receive the appreciation or depreciation in value based on a specific strike price on an equity instrument in return for paying another rate, which is usually based upon equity index movements or interest rates. Commodity swaps are contractual commitments to exchange the fixed price of a commodity for a floating price. Equity and commodity futures are exchange-traded agreements to receive or deliver a financial instrument or commodity at a specific future date and price. Equity and commodity forwards are over-the-counter agreements to purchase or sell a specific amount of a financial instrument or commodity at an agreed upon price and settlement date.

An option provides the option purchaser, for a fee, the right - but not the obligation - to buy or sell a security at a fixed price on or before a specified date. The option writer is obligated to buy or sell the security if the purchaser chooses to exercise the option. These options include contracts in the interest rate, foreign exchange, equity and commodity markets. Interest rate options include caps and floors.

A summary of the on-balance sheet credit exposure, which is represented by the positive fair value associated with derivatives, is included in the following table. Our on-balance sheet exposure takes into consideration $71.1 billion of master netting agreements in effect at June 30, 1998.

In billions: June 30, 1998                                   Notional amounts   Credit exposure
-----------------------------------------------------------------------------------------------
Interest rate and currency swaps
  Trading                                                            $2,891.3
  Other-than-trading(a)(b)                                               77.9
-----------------------------------------------------------------------------------------------
  Total interest rate and currency swaps                              2,969.2            $18.3
-----------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and futures contracts
  Trading                                                               643.4
  Other-than-trading(a)(b)                                               33.6
-----------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward, and futures
  contracts                                                             677.0              4.3
-----------------------------------------------------------------------------------------------
Interest rate futures, forward rate agreements,
  and debt securities forwards
  Trading                                                             1,416.5
  Other-than-trading                                                      2.4
-----------------------------------------------------------------------------------------------
  Total interest rate futures, forward rate agreements,
  and debt securities forwards                                        1,418.9              0.3
-----------------------------------------------------------------------------------------------
Commodity and equity swaps, forward,
  and futures contracts, all trading                                    102.0              2.8
-----------------------------------------------------------------------------------------------
Purchased options(c)
  Trading                                                             1,043.0
  Other-than-trading(a)                                                   0.5
-----------------------------------------------------------------------------------------------
  Total purchased options                                             1,043.5             16.2
-----------------------------------------------------------------------------------------------
Written options, all trading(d)                                       1,257.4
-----------------------------------------------------------------------------------------------
Total on-balance sheet credit exposure                                                    41.9
-----------------------------------------------------------------------------------------------

(a) The majority of J.P. Morgan's derivatives used for purposes other-than-trading are transacted with independently managed J.P. Morgan derivatives dealers who function as intermediaries for credit and administrative purposes.

(b) The notional amounts of derivative contracts used for purposes other-than-trading, conducted in the foreign exchange markets, primarily forward contracts, amounted to $38.2 billion at June 30, 1998, and were primarily denominated in the following currencies: Japanese yen $4.5 billion, Swiss franc $3.9 billion, Italian lira $3.8 billion, French franc $3.6 billion, Spanish peseta $2.4 billion, and Belgian franc $2.3 billion.

(c) At June 30, 1998, purchased options used for trading purposes included $720.5 billion of interest rate options, $248.9 billion of foreign exchange options, and $73.6 billion of commodity and equity options. Only interest rate options are used for purposes other-than-trading. Purchased options executed on an exchange amounted to $143.1 billion and those negotiated over-the-counter amounted to $900.4 billion at June 30, 1998.

(d) At June 30, 1998, written options included $929.9 billion of interest rate options, $253.7 billion of foreign exchange options, and $73.8 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $344.8 billion and those negotiated over-the-counter amounted to $912.6 billion at June 30, 1998.

As part of our other-than-trading activities, we use derivatives to hedge our exposure to interest rate and currency fluctuations, primarily on or related to debt investment securities. We also use them to modify the characteristics of interest rate-related balance sheet instruments such as loans, short-term borrowings, and long-term debt.

Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $805 million at June 30, 1998. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt and deposits. Gross unrealized gains and gross unrealized losses associated with open derivative contracts at June 30, 1998, are as follows:

                                              Gross         Gross                Net
                                         unrealized    unrealized         unrealized
In millions: June 30, 1998                    gains      (losses)     gains (losses)
-------------------------------------------------------------------------------------
Long-term debt                                $577        ($113)              $464
Debt investment securities                      12          (17)                (5)
Deposits                                       263          (13)               250
Other financial instruments                    194          (98)                96
-------------------------------------------------------------------------------------
Total                                        1,046         (241)               805
-------------------------------------------------------------------------------------

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

The following table summarizes the contractual amount of credit-related financial instruments as of June 30, 1998.


In billions: June 30, 1998
-------------------------------------------------------------------
Commitments to extend credit                                  $78.2
Standby letters of credit and guarantees                       16.1
Securities lending indemnifications (a)                         9.2
-------------------------------------------------------------------

(a) At June 30, 1998, J.P. Morgan held cash and other collateral in support of securities lending indemnifications.

Included in Fees and Commissions are credit-related fees of $39 million and $79 million for the three and six months ended June 30, 1998, respectively, and $40 million and $77 million for the three and six months ended June 30, 1997, respectively. They are primarily earned from commitments to extend credit, standby letters of credit and guarantees, and securities lending indemnifications.

Other
Amounts receivable and payable for securities that have not reached their contractual settlement dates are recorded net in the Consolidated balance sheet. This is consistent with industry practice. Amounts receivable for securities sold of $34.4 billion was netted against amounts payable for securities purchased of $33.5 billion. This produced a net trade date receivable of $0.9 billion, recorded in Accrued interest and accounts receivable as of June 30, 1998.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we estimate the fair value of all on-balance sheet and off-balance sheet financial instruments. At June 30, 1998, we estimate that the SFAS No. 107 aggregate net fair value of all financial instruments exceeded associated net carrying values on our consolidated balance sheet by $0.8 billion, compared with an excess of $1.0 billion at December 31, 1997. The decrease from December 31, 1997 primarily related to net loans.

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

12.   NONPERFORMING ASSETS
Total nonperforming assets - net of charge-offs - at June 30, 1998 are presented in the following table.

---------------------------------------------------------------------
In millions: June 30, 1998
---------------------------------------------------------------------
Nonperforming loans:
  Commercial and industrial                                     $ 25
  Banks and other financial institutions                           2
  Other, primarily individuals                                    28
---------------------------------------------------------------------
Total nonperforming loans                                         55
---------------------------------------------------------------------
Other nonperforming assets,
  primarily swaps with certain Asian financial institutions      533
---------------------------------------------------------------------
Total nonperforming assets                                       588
---------------------------------------------------------------------

13. AGGREGATE ALLOWANCE FOR CREDIT LOSSES
We maintain an aggregate allowance for credit losses to absorb losses inherent in our extensions of credit. Such extensions include loans and unused loan commitments, payments made on behalf of clients (e.g., standby letters of credit and guarantees), and all other credit exposures, including derivatives. Refer to the Credit risk section of Risk management in the 1997 Annual report and Note 1, Summary of significant accounting policies, in this quarterly report for further details.

The following tables summarize the activity of the aggregate allowance for credit losses.

                                                    Second quarter
In millions                                                   1998
-------------------------------------------------------------------
 BALANCE, APRIL 1                                             $987
-------------------------------------------------------------------
 Recoveries                                                      -
 Charge-offs:
   Commercial and industrial                                   (15)
   Banks and other financial institutions                      (16)
   Losses on sale of loans, primarily banks
      and other financial institutions                         (52)
-------------------------------------------------------------------
 Net charge-offs                                               (83)
-------------------------------------------------------------------
 BALANCE, JUNE 30                                              904
-------------------------------------------------------------------

For the three months ended June 30, 1998, charge-offs of $60 million related to loans and $23 million related to trading account assets.

                                                          Six months
In millions                                                     1998
---------------------------------------------------------------------
 BALANCE, JANUARY 1                                           $1,081
---------------------------------------------------------------------
 Recoveries                                                       15
 Charge-offs:
   Commercial and industrial                                     (58)
   Banks and other financial institutions                        (56)
   Losses on sale of loans, primarily banks
      and other financial institutions                           (78)
---------------------------------------------------------------------
 Net charge-offs                                                (177)
---------------------------------------------------------------------
 BALANCE, JUNE 30                                                904
---------------------------------------------------------------------

For the six months ended June 30, 1998, charge-offs of $113 million related to loans and $79 million related to trading account assets. Recoveries for the six months ended June 30, 1998 of $9 million related to loans and $6 million related to trading account assets.

14.   INVESTMENT BANKING REVENUE
In the second quarter of 1998 and 1997, investment banking revenue of $362 million and $294 million includes $164 million and $140 million, respectively, of underwriting revenue. For the six months ended June 30, 1998 and 1997, investment banking revenue of $708 million and $520 million includes $319 million and $237 million, respectively, of underwriting revenue.

15.   OTHER REVENUE AND OTHER EXPENSES
In the 1998 second quarter, Other revenue includes the $131 million net gain on the sale of the firm's global trust and agency services business. See Note 5, Sale of global trust and agency services business, for additional information.

Other expenses
The following table presents the major components of Other expenses.

                                                           Second quarter        Six months
                                                           --------------      -------------
   In millions                                             1998      1997      1998     1997
   -----------------------------------------------------------------------------------------
   Professional services                                   $ 31      $ 32      $ 59     $ 58
   Marketing and business development                        43        49        89       93
   Other                                                    109        82       212      161
   -----------------------------------------------------------------------------------------
   Total other expenses                                     183       163       360      312
   -----------------------------------------------------------------------------------------

16.   INCOME TAXES
The effective tax rate for the three months ended June 30, 1998 and 1997 was 35% and 32%, respectively. For the six months ended June 30, 1998 and 1997, the effective tax rate was 35% and 33%, respectively. Income tax expense related to net realized gains and write-downs for other-than-temporary impairments in value on debt and equity investment securities, excluding securities in SBICs, was approximately $19 million and $31 million for the three and six months ended June 30, 1998, respectively, and $41 million and $61 million for the three and six months ended June 30, 1997, respectively. The applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities was approximately 33% and 34%, respectively, for the three and six months ended June 30, 1998. The applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities for the three and six months ended June 30, 1997, was approximately 37%.

17.   COMMITMENTS AND CONTINGENT LIABILITIES
Excluding mortgaged properties, assets on the consolidated balance sheet of approximately $92.4 billion at June 30, 1998, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

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

The computation of basic and diluted EPS for the three and six months ended June 30, 1998 and 1997 is presented in the following table.

                                                                     Second quarter                          Six months
                                                         -----------------------------------    --------------------------------
Dollars in millions, except share data                        1998                1997               1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $481                $374               $718               $798
Preferred stock dividends and other                               (9)                 (8)               (18)               (17)
--------------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings
     per share - income available to
     common stockholders                                        $472                $366               $700               $781
--------------------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share -
     weighted-average shares                             183,469,787         184,992,888        183,138,853        187,159,288
Effect of dilutive securities:
     Options (a)                                           7,260,936           6,134,413(b)(c)    6,974,253          6,473,272(b)
     Other stock awards (d)                                9,264,175           6,946,457          9,449,139          6,922,627
     4.75% convertible debentures                             69,309              75,165             70,565             75,496
--------------------------------------------------------------------------------------------------------------------------------
                                                          16,594,420          13,156,035         16,493,957         13,471,395
--------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
     weighted-average number of common
     shares and dilutive potential common
     shares                                              200,064,207         198,148,923        199,632,810        200,630,683
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                       $2.57               $1.98              $3.82              $4.17
Diluted earnings per share                                      2.36                1.85               3.51               3.89
--------------------------------------------------------------------------------------------------------------------------------

(a) The dilutive effect of stock options was computed using the treasury stock method. This method computes the number of incremental shares by assuming the issuance of outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price of our common stock for the period. The related tax benefits are also considered.

(b) Options to purchase 500,000 shares of our common stock at $104.92 per share were outstanding at June 30, 1997, but were not included in the computation of diluted EPS for the three and six months ended June 30, 1997. The inclusion of such options using the treasury stock method would have an antidilutive effect on the diluted EPS calculation because the options' exercise price was greater than the average market price of our common shares for the three and six months ended June 30, 1997. These options expire on October 13, 2006.

(c) Options to purchase 142,000 shares of our common stock at $103.44 per share were outstanding at June 30, 1997, but were not included in the computation of diluted EPS for the three months ended June 30, 1997. The inclusion of such options using the treasury stock method would have an antidilutive effect on the diluted EPS calculation because the options' exercise price was greater than the average market price of our common shares for the three months ended June 30, 1997. These options expire on January 15, 2010.

(d) Weighted-average incremental shares for other stock awards include restricted stock and stock bonus awards.

Consistent with our normal annual grant schedule, we granted stock option awards in July 1998. The total number of stock options granted was 5,135,000 with an average exercise price of $130.94.

19. CAPITAL REQUIREMENTS
J.P. Morgan, our subsidiaries, and certain foreign branches of our bank subsidiary, Morgan Guaranty Trust Company of New York, are subject to regulatory capital requirements of U.S. and foreign regulators. Our primary federal banking regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board), establishes minimum capital requirements for J.P. Morgan, the consolidated bank holding company, and some of our subsidiaries, including Morgan Guaranty. These requirements ensure banks and bank holding companies meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. Failure to meet these requirements can result in actions by regulators that could have a direct material impact on our financial statements. The capital of J.P. Morgan and our principal subsidiaries, Morgan Guaranty and J.P. Morgan Securities Inc. (JPMSI), exceeded the minimum requirements set by each regulator at June 30, 1998.

Capital ratios and amounts
The following table indicates the risk-based capital and leverage ratios and amounts as of June 30, 1998 for J.P. Morgan and Morgan Guaranty under the Federal Reserve Board's market risk capital guidelines. These guidelines incorporate a measure of market risk for trading positions. Under the market risk capital guidelines, the published capital ratios of J.P. Morgan are calculated including the equity, assets, and off-balance sheet exposures of JPMSI. In accordance with Federal Reserve Board guidelines, the risk-based capital and leverage amounts and ratios exclude the effect of SFAS No. 115.

Dollars in millions                                   Amounts     Ratios(b)
---------------------------- -----------------------------------------------
Tier 1 capital(a)
   J.P. Morgan                                       $11,424         7.7%
   Morgan Guaranty                                    10,684         8.2
-------------------------------- -------------------------------------------
Total risk-based capital(a)
   J.P. Morgan                                       $16,820        11.3%
   Morgan Guaranty                                    14,697        11.3
---------------------------- -----------------------------------------------
Leverage
   J.P. Morgan                                                        4.1%
   Morgan Guaranty                                                    5.6%
---------------------------- -----------------------------------------------

(a) For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum tier 1 capital of $6.0 billion and $5.2 billion, respectively. For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum total risk-based capital of $11.9 billion and $10.4 billion, respectively.

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

Bank holding companies also have guidelines which determine the capital levels at which it shall be considered well capitalized. Pursuant to these guidelines, the Federal Reserve Board considers a bank holding company who has adopted the market risk rules to be well capitalized if it has minimum tier 1 capital, total capital, and leverage ratios of 6%, 10%, and 3%, respectively.

At June 30, 1998, the ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards required for a well capitalized bank holding company and bank. Management is aware of no conditions or events that have occurred since June 30, 1998, that would change J.P. Morgan's and Morgan Guaranty's well capitalized status.

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

Because our operations are highly integrated, we need to make estimates and assumptions to identify revenues and expenses by geographic region. The following is a summary of these assumptions:

- Client-focused revenues are assigned to the region managing the client relationship for a particular product. For finance and advisory products, this is the client's head office; for most other products, it is the location where the activity is transacted.
- Market making revenues that cannot be specifically attributed to individual clients (e.g., gains or losses from positions taken to facilitate client transactions) are generally allocated based on the proportion of regional revenues.
- Revenues from proprietary investing and trading activities are based on the location of the risk-taker.
- Expenses are allocated based on the estimated cost associated with servicing the regions' client base.
- Earnings on stockholders' equity are mainly allocated based on each region's proportion of regional revenue, and adjustments are made for differences between domestic and international tax rates.

The results for the three and six months ended June 30, 1998 and 1997 were distributed among domestic and international operations, as presented in the following table.

                                         Client-                                                     Income
                                        focused          Total            Total        Pretax          tax          Net
In millions                             revenues       revenues(a)      expenses       income        expense      income
SECOND QUARTER 1998
Europe(b)                                 $  728         $ 744(f)       $  476         $ 268          $107         $161
Asia Pacific                                 182           180             128            52            21           31
Latin America(c)                             131            98              48            50            20           30
------------------------------------------------------------------------------------------------------------------------
Total international operations             1,041         1,022             652           370           148          222
Domestic operations(d)                       912         1,131             764           367           108          259
------------------------------------------------------------------------------------------------------------------------
Total                                      1,953         2,153           1,416           737           256          481
------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1997
Europe(b)                                    472           535             376           159            63           96
Asia Pacific                                 130            88             127           (39)          (15)         (24)
Latin America(c)                             172           227              60           167            67          100
------------------------------------------------------------------------------------------------------------------------
Total international operations               774           850             563           287           115          172
Domestic operations(d)                       747           941             678           263            61          202
------------------------------------------------------------------------------------------------------------------------
Total                                      1,521         1,791           1,241           550           176          374
------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1998
Europe(b)                                  1,303         1,391(f)        1,043(e)        348           139          209
Asia Pacific                                 442           369             292(e)         77            31           46
Latin America(c)                             266           299             123           176            70          106
------------------------------------------------------------------------------------------------------------------------
Total international operations             2,011         2,059           1,458           601           240          361
Domestic operations(d)                     1,827         2,091           1,590(e)        501           144          357
------------------------------------------------------------------------------------------------------------------------
Total                                      3,838         4,150           3,048         1,102           384          718
------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1997
Europe(b)                                    949         1,137             734           403           161          242
Asia Pacific                                 341           376             254           122            49           73
Latin America(c)                             308           381             119           262           105          157
------------------------------------------------------------------------------------------------------------------------
Total international operations             1,598         1,894           1,107           787           315          472
Domestic operations(d)                     1,482         1,730           1,325           405            79          326
------------------------------------------------------------------------------------------------------------------------
Total                                      3,080         3,624           2,432         1,192           394          798
------------------------------------------------------------------------------------------------------------------------

(a) Includes net interest revenue and noninterest revenues.
(b) Includes the Middle East and Africa.
(c) Includes Mexico, Central America, and South America.
(d) Includes the United States, Canada, and the Caribbean. Results relate substantially to United States operations for both years.
(e) Total expenses include a first quarter 1998 $215 million pretax charge related to the restructuring of business activities which was recorded as follows: $116 million in Europe, $15 million in Asia Pacific, and $84 million in Domestic operations.
(f) Includes 1998 second quarter net gain of $131 million related to the sale of our global trust and agency services business. See note 5, Sale of global trust and agency services business.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan reported net income of $481 million, up 29% from the second quarter of 1997. The 1998 result includes a gain of $131 million ($79 million after tax) related to the previously announced sale of the firm's global trust and agency services business. Excluding the gain, net income was $402 million, 7% higher than in last year's quarter. Earnings per share in the 1998 quarter were $2.36, or $1.96 per share excluding the gain.

Net income for the first half of 1998, excluding the second quarter gain and a $129 million after tax restructuring charge taken in the first quarter, was $768 million, compared with $798 million in the first half of 1997.

OTHER HIGHLIGHTS OF THE QUARTER:

- Revenues from our client-focused activities rose 28% from the year-ago quarter, benefiting from strong client demand globally and a robust market environment in the U.S. and Europe; proprietary revenues were lower.

- Operating expenses were flat compared with the first quarter as we funded strategic investment with savings realized from the restructuring actions announced in March.

- Exposures to counterparties in Indonesia, Malaysia, the Philippines, South Korea, and Thailand totaled $3.4 billion, down 26% from the first quarter and 44% from year-end 1997.


SECOND QUARTER RESULTS AT A GLANCE

                                                                                              First
                                                                 Second quarter              quarter
         ---------------------------------------------------------------------------------------------
         In millions of dollars, except per share data          1998           1997           1998
         ---------------------------------------------------------------------------------------------
         Revenues                                            $ 2,153        $ 1,791        $ 1,997
         Operating expenses                                   (1,416)        (1,241)        (1,632)*
         Income taxes                                           (256)          (176)          (128)
         ---------------------------------------------------------------------------------------------
         Net income                                              481            374            237
         Net income per share                                $  2.36        $  1.85        $  1.15
         Dividends declared per share                        $  0.95        $  0.88        $  0.95
         ---------------------------------------------------------------------------------------------


* Includes a pretax charge of $215 million related to the restructuring of business activities.

BUSINESS SECTOR ANALYSIS

For the purposes of reporting our results, we divide our business activities into five sectors: Finance and Advisory, Market Making, Asset Management and Servicing, Equity Investments, and Proprietary Investing and Trading.

The first three sectors - Finance and Advisory, Market Making, and Asset Management and Servicing - comprise the services we provide to clients. Equity Investments and Proprietary Investing and Trading represent the activities we undertake exclusively for our own account. For a complete description of our business sectors, refer to the J.P. Morgan & Co. Incorporated 1997 Annual report. Presented below are the summary results for each sector for the three and six months ended June 30, 1998 and 1997.


                                               Asset      TOTAL
                      Finance             Management     CLIENT-    Equity   Proprietary        TOTAL
                          and     Market         and     FOCUSED   Invest-     Investing  PROPRIETARY  Corporate
In millions          Advisory     Making   Servicing  ACTIVITIES     ments   and Trading   ACTIVITIES     Items    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1998

Total revenues         $  588     $  920       $ 445      $1,953    $ 108        $  58        $ 166        $34 (a)      $ 2,153
Total expenses            366        565         362       1,293       11           48           59         64            1,416
--------------------------------------------------------------------------------------------------------------------------------
Pretax income             222        355          83         660       97           10          107         (30)            737
--------------------------------------------------------------------------------------------------------------------------------

SECOND QUARTER 1997

Total revenues            481        648         392       1,521      124          116          240          30           1,791
Total expenses            351        455         320       1,126       11           45           56          59           1,241
--------------------------------------------------------------------------------------------------------------------------------
Pretax income             130        193          72         395      113           71          184         (29)            550
--------------------------------------------------------------------------------------------------------------------------------

INCREASE/(DECREASE),
  SECOND QUARTER 1998 VS
  SECOND QUARTER 1997

Total revenues            107        272          53         432      (16)         (58)         (74)          4             362
Total expenses             15        110          42         167       --            3            3           5             175
-------------------------------------------------------------------------------------------------------------------------------
Pretax income              92        162          11         265      (16)         (61)         (77)         (1)            187
-------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS 1998

Total revenues          1,152      1,839         847       3,838      133          296          429        (117)(a)       4,150
Total expenses            721      1,173         705       2,599       18           97          115         334 (b)       3,048
-------------------------------------------------------------------------------------------------------------------------------
Pretax income             431        666         142       1,239      115          199          314        (451)          1,102
-------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS 1997

Total revenues            932      1,381         767       3,080      173          392          565         (21)          3,624
Total expenses            653        929         620       2,202       18           91          109         121           2,432
-------------------------------------------------------------------------------------------------------------------------------
Pretax income             279        452         147         878      155          301          456        (142)          1,192
-------------------------------------------------------------------------------------------------------------------------------

INCREASE/(DECREASE),
  SIX MONTHS 1998 VS
  SIX MONTHS 1997

Total revenues            220        458          80         758      (40)         (96)        (136)        (96)            526
Total expenses             68        244          85         397       --            6            6         213             616
-------------------------------------------------------------------------------------------------------------------------------
Pretax income             152        214          (5)        361      (40)        (102)        (142)       (309)            (90)
-------------------------------------------------------------------------------------------------------------------------------


(a) Includes a second quarter 1998 pretax gain of $131 million related to the sale of the firm's global trust and agency services business.

(b) Includes a first quarter 1998 pretax charge of $215 million related to the restructuring of business activities.

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

The following table summarizes revenues by major activity included within each of our business sectors for the three and six months ended June 30, 1998 and 1997.

                                              Second         Second                          Six            Six
                                             quarter        quarter     Increase/         months         months      Increase/
In millions                                     1998           1997    (Decrease)           1998           1997     (Decrease)
---------------------------------------------------------------------------------------------------------------------------------
 REVENUES
 Advisory & Underwriting                        $334           $255           $79           $674           $476           $198
 Credit                                          254            226            28            478            456             22
---------------------------------------------------------------------------------------------------------------------------------
 FINANCE AND ADVISORY                            588            481           107          1,152            932            220
---------------------------------------------------------------------------------------------------------------------------------

 Fixed Income                                    377            267           110            837            531            306
 Emerging Markets                                149            123            26            386            309             77
 Equities                                        205            158            47            321            310             11
 Foreign Exchange                                147             84            63            239            203             36
 Commodities                                      42             16            26             56             28             28
---------------------------------------------------------------------------------------------------------------------------------
 MARKET MAKING                                   920            648           272          1,839          1,381            458
---------------------------------------------------------------------------------------------------------------------------------

 Asset Management Services                       277            256            21            528            499             29
 Securities and Futures Services                 168            136            32            319            268             51
---------------------------------------------------------------------------------------------------------------------------------
 ASSET MANAGEMENT AND SERVICING                  445            392            53            847            767             80
---------------------------------------------------------------------------------------------------------------------------------

 TOTAL CLIENT-FOCUSED
 REVENUES                                      1,953          1,521           432          3,838          3,080            758
---------------------------------------------------------------------------------------------------------------------------------

 EQUITY INVESTMENTS                              108            124           (16)           133            173            (40)
---------------------------------------------------------------------------------------------------------------------------------

 PROPRIETARY INVESTING AND
 TRADING                                          58            116           (58)           296            392            (96)
---------------------------------------------------------------------------------------------------------------------------------

 TOTAL PROPRIETARY REVENUES                      166            240           (74)           429            565           (136)
---------------------------------------------------------------------------------------------------------------------------------

 CORPORATE ITEMS                                  34(a)          30             4           (117)(a)        (21)           (96)
---------------------------------------------------------------------------------------------------------------------------------

 CONSOLIDATED REVENUES                         2,153          1,791           362          4,150          3,624            526
---------------------------------------------------------------------------------------------------------------------------------


The activities of our Fixed Income, Emerging Markets, and Equities businesses are reflected across several sectors. Aggregate revenues for these businesses for the six months ended June 30 follows: Fixed Income - $1,114 million (1998) and $762 million (1997); Emerging Markets - $395 million (1998) and $371 million
(1997); and, Equities - $519 million (1998) and $446 million (1997).

(a) Includes a second quarter 1998 pretax gain of $131 million related to the sale of the firm's global trust and agency services business.

REVENUES in the second quarter of 1998 rose 20% from the prior year to $2.153 billion.

Revenues from client-focused activities, which are reported in the Finance and Advisory, Market Making, and Asset Management and Servicing sectors, rose 28% to $1.953 billion in the second quarter of 1998 from $1.521 billion in the year-ago quarter. Revenues from Equity Investments and Proprietary Investing and Trading activities were $166 million versus $240 million in the 1997 second quarter.

FINANCE AND ADVISORY

The Finance and Advisory sector includes results of our advisory, debt and equity underwriting, and credit activities. Revenues were $588 million in the second quarter of 1998, up 22% from the 1997 second quarter.

Revenues from advisory services and debt and equity underwriting rose 31% to $334 million in the quarter, reflecting robust demand for investment banking services, particularly in the Americas and Europe. For the first half of 1998, Securities Data Co. ranked J.P. Morgan fifth in completed mergers and acquisitions worldwide, up from seventh in the year-ago first half; market share advanced to 15.0% from 9.4%. Morgan ranked ninth in U.S. equity lead underwriting with a market share of 4.3%, compared with 11th and a market share of 2.7% in the 1997 first half. Revenues from credit activities in the quarter rose $28 million to $254 million.

Finance and Advisory expenses in the second quarter of 1998 were $366 million compared with $351 million in the second quarter of 1997. This sector includes all the costs associated with our global network of client relationship managers who market the full spectrum of our capabilities and provide the link between our clients' needs and our capital raising, advisory, asset management, market making, and risk management products and services.

The Finance and Advisory sector recorded pretax income of $222 million in the second quarter of 1998 compared with $130 million a year ago.

Revenues for the first six months of 1998 increased to $1.152 billion from $932 million in 1997. Expenses for the same period increased to $721 million from $653 million in the six months ended June 30, 1997. Year-to-date pretax income was $431 million in 1998, as compared to $279 million for the first six months of 1997.

MARKET MAKING

The Market Making sector includes results of our fixed income, emerging markets, equities, foreign exchange, and commodities activities. Revenues totaled
$920 million in the second quarter, up 42% from a year earlier.

Fixed income revenues rose 41% to $377 million in the second quarter of 1998. Revenues from swaps and other derivative transactions with clients were sharply higher.

In emerging markets, market-making revenues were $149 million in the second quarter, up 21%. Increased client flows in Asian local markets and derivatives contributed to the increase.

Market-making revenues in equities were $205 million in the second quarter of 1998, up 30% from $158 million a year ago. Equity derivatives posted strong increases on higher client demand. Cash secondary revenues were also sharply higher, reflecting growing market share and volumes.

Foreign exchange revenues were $147 million, 75% higher than in the year-ago quarter. Strong client demand and volatile markets, both in G-7 and emerging market currencies, contributed to the increase.

Commodities revenues of $42 million more than doubled from a year ago, reflecting increased client activity in both metals and energy.

Market making expenses were $565 million, a 24% increase from the second quarter of 1997.

The Market Making sector recorded pretax income of $355 million in the second quarter of 1998, compared with $193 million in the second quarter of 1997.

Revenues for the six month period were $1.839 billion compared with $1.381 billion a year earlier. Expenses for the same period were $1.173 billion compared to $929 million in the six months ended June 30, 1997. Year-to-date pretax income was $666 million in 1998, as compared to $452 million for the six months of 1997.

ASSET MANAGEMENT AND SERVICING

The Asset Management and Servicing sector includes results of institutional investment management and mutual funds, services for private clients, and securities and futures services activities. Revenues were up 14% to $445 million in the second quarter from a year ago.

Revenues generated from asset management increased 8% to $277 million, reflecting a 14% increase in investment management fees partially offset by the costs associated with our investment in American Century. Assets under management were $302 billion at June 30, 1998, compared with $234 billion a year ago.

Private clients accounted for revenues of approximately $175 million, an increase of 21%. Of this amount, approximately $45 million is recorded in the Finance and Advisory and Market Making sectors.

Revenues from securities and futures services were broadly higher. The 24% gain in the quarter included strong Euroclear revenues and record results in futures and options brokerage.

Asset Management and Servicing expenses were $362 million in the second quarter of 1998, compared with $320 million in the second quarter of 1997.

The Asset Management and Servicing sector recorded pretax income of $83 million in the second quarter of 1998, compared with $72 million in the year-earlier period.

Revenues for the six month period increased to $847 million from $767 million a year earlier. Expenses for the same period were $705 million versus $620 million for the six months ended June 30, 1997. Year-to-date pretax income was $142 million, as compared to $147 million for the first six months of 1997.

EQUITY INVESTMENTS

The Equity Investments sector includes results from our proprietary equity investments portfolio management activities. Reported revenues were $108 million in the second quarter, compared with $124 million a year ago. Net gains of $101 million this quarter primarily related to the sale of an investment in the insurance industry. Equity investments recorded pretax income of $97 million in the second quarter of 1998, compared with $113 million in the second quarter of 1997.

Revenues for the six month period were $133 million, as compared with $173 million a year earlier. Year-to-date pretax income was $115 million in 1998, as compared to $155 million for the first six months of 1997.

Total return - reported revenues plus the change in net unrealized appreciation
- was negative $48 million for the second quarter of 1998, compared with $212 million in the 1997 period, which saw exceptional appreciation in insurance industry investments. Total return for the six months ended June 30, 1998 was $37 million compared with $187 million for the six months ended June 30, 1997.

PROPRIETARY INVESTING AND TRADING

The Proprietary Investing and Trading sector includes results from our market and credit risk positioning and capital and liquidity management activities. Revenues declined to $58 million in the 1998 second quarter from $116 million a year ago. The decline includes approximately $50 million in losses on the sale of investment securities related to reducing our Asian credit exposures. The Proprietary Investing and Trading sector recorded pretax income of $10 million in the second quarter of 1998, compared with $71 million in the same period a year ago.

Revenues for the six months of 1998 were $296 million as compared to $392 million a year earlier. Year-to-date pretax income was $199 million in 1998, as compared to $301 million for the first six months of 1997.

Total return - reported revenues plus the change in net unrealized appreciation
- for the 1998 second quarter was $69 million compared with $59 million last year. Total return for the six month period ended June 30, 1998 was $249 million, as compared to $424 million for the six months ended June 30, 1997.

CORPORATE ITEMS

Corporate Items includes revenues and expenses not allocated to business sectors, intercompany eliminations, equity in earnings of certain affiliates, taxable-equivalent adjustments, and results of sold or discontinued businesses. For the second quarter of 1998, Corporate Items includes the $131 million pretax net gain on the sale of our global trust and agency services business. In addition to the $131 million gain, Corporate Items, for the first six months of 1998, includes the first quarter pretax charge of $215 million related to the restructuring of business activities.

FINANCIAL REVIEW

REVENUES

Revenues were $2.153 billion in the second quarter of 1998, compared with $1.791 billion in the year ago quarter. For the six months ended June 30, 1998, revenues were $4.150 billion versus $3.624 billion in the same period a year ago.

Net interest revenue, the aggregate of interest revenue and expense generated from the firm's client-focused and proprietary activities using a variety of asset, liability, and off-balance sheet instruments, decreased 41% to $290 million from the second quarter of 1997. This decrease resulted from lower net interest revenue from our market-making activities and proprietary investing positions. For the first six months of 1998, net interest revenue decreased 34% to $626 million from the corresponding 1997 period.

Trading revenue, excluding trading-related net interest revenue, increased to $877 million in the second quarter of 1998 from $477 million a year ago. Year-to-date trading revenue increased to $1.773 billion from $1.174 billion for the first six months of 1997. The following table presents trading revenue, disaggregated by principal product groupings across all of our business sector activities, and total trading-related net interest revenue. This revenue reflects only a portion of the total revenues generated by our activities, and excludes other important sources of revenue, including fees and commissions. As a result, this table does not reflect the integrated nature of our business as described in Business Sector Analysis (see pages 24-28).

                                                                                                  Total       Net
                             Fixed                      Foreign       Commod-   Proprietary     Trading    Interest     Combined
 In millions                Income       Equities      Exchange        ities       Trading      Revenue     Revenue       Total
--------------------------------------------------------------------------------------------------------------------------------
 Second quarter 1998         $532          $  109         $ 170           $40         $26         $877        $74         $951

 Second quarter 1997          250             170            72             2         (17)         477        159          636

 Six months 1998            1,173             166           235            50         149        1,773        183        1,956

 Six months 1997              596             281           192            15          90        1,174        281        1,455
--------------------------------------------------------------------------------------------------------------------------------

Fixed income trading revenue increased to $532 million from $250 million in the year-earlier quarter on sharply higher revenues from swaps and other derivative transactions. Trading revenue from equities declined to $109 million, primarily reflecting lower positioning gains. Foreign exchange trading revenue increased to $170 million from $72 million a year ago. Strong client demand and volatile markets, both in G-7 and emerging market currencies, contributed to the increase. Trading revenue from commodities grew to $40 million from $2 million in the year-earlier quarter, reflecting increased client activity in both metals and energy. Proprietary trading revenue was $26 million, compared with a loss of $17 million in the 1997 second quarter.

Investment banking revenue rose 23% to $362 million in the second quarter of 1998, reflecting robust demand for investment banking services, particularly in the Americas and Europe. Underwriting revenue grew to $164 million from $140 million in the year-earlier quarter. Advisory and syndication fees rose to $198 million from $154 million a year ago. Investment banking revenue for the first six months of 1998 was $708 million, compared with $520 million for the first six months of 1997. Underwriting revenue for the first half of 1998 was $319 million, versus $237 million for the same 1997 period. Advisory and syndication fees for the first half of 1998 were $389 million, compared to $283 million for the same period of 1997.

Investment management revenue increased 14% to $226 million in the 1998 second quarter from a year ago. Assets under management were $302 billion at June 30, 1998, compared with $234 billion a year ago. Investment management revenue for the first six months of 1997 increased 14% to $437 million, over the same 1997 period.

Fees and commissions were $197 million, up 26% from $156 million in the year-ago quarter. The increase primarily reflects higher equity commissions resulting from growing market share and volumes, and very strong results in futures and options brokerage. For the first six months of 1998, fees and commissions revenue was $387 million, compared to $304 million in the same 1997 period.

Investment securities revenue was $68 million in the second quarter of 1998 and $114 million in the prior year quarter. Net gains from positions associated with our Equity Investment activities were $101 million in the current quarter and primarily related to the sale of an investment in the insurance industry. A year ago, such net gains were $118 million and primarily related to the sale of investments in the telecommunications and insurance industries. Also included in investment securities revenue in the current quarter were net realized losses on sales of debt investment securities of $43 million, primarily related to reducing our Asian credit exposures. This compares with net realized losses of $14 million in the year-ago quarter. For the current six month period, investment securities revenue was $111 million, versus $175 million for the first six months of 1997.

Other revenue was $133 million in the second quarter, compared with $56 million a year earlier. For the second quarter of 1998, Other revenue included the $131 million net pretax gain on the sale of the firm's global trust and agency services business. Other revenue for the first half of 1998 was $108 million, compared with $123 million for the first six months of 1997.

OPERATING EXPENSES

Operating expenses were $1.416 billion in the second quarter, flat compared with the first quarter (excluding a $215 million restructuring charge), reflecting progress on our productivity initiatives. Incremental investments in strategic growth areas were substantially funded by savings realized from the restructuring initiatives announced last quarter. In addition, the firm continued to make progress on the stated objective to achieve $300 million to $500 million a year in efficiency savings to fund future investments. During the second quarter, an additional $60 million in annual savings was identified as a result of the sale of the firm's global trust and agency services business, announced transactions in asset management, and other initiatives. This, combined with $250 million of annual savings identified in the first quarter, will result in $310 million in annual savings to be reinvested in areas of strategic priority.

Compared with the prior year, operating expenses in the second quarter increased 14%, reflecting higher incentive compensation accruals and other expenses related to increased business activity. Costs to prepare for the Year 2000
($42 million) and European Economic and Monetary Union ($13 million) totaled
$55 million in the quarter, up from $14 million a year ago (see page 35). For the six months ended June 30, 1998, operating expenses were $3.048 billion, including the first quarter 1998 pretax charge of $215 million related to the restructuring of business activities. This compares to $2.432 billion of operating expenses for the first six months of 1997.

At June 30, 1998, staff totaled 16,045 employees, compared with 15,776 employees at June 30, 1997, and 16,943 employees at December 31, 1997.

Income-tax expense in the second quarter totaled $256 million, based on an effective tax rate of 35%, compared with an effective rate of 32% in the year-earlier quarter.

ASSETS

Total assets were $281 billion at June 30, 1998, compared with $262 billion at December 31, 1997.

CREDIT-RELATED ITEMS

We continued to reduce exposures to counterparties in Indonesia, Malaysia, the Philippines, South Korea, and Thailand through principal repayments, loan and investment securities sales, the purchase of credit protection through derivatives, and charge-offs. Exposures to these countries at June 30, 1998, were down 26% to $3.4 billion from March 31, 1998, and down 44% since
December 31, 1997. Exposures primarily consist of loans, derivatives, trading account securities, and debt investment securities.

Exposures of $3.4 billion at June 30, 1998 are based upon management's view of total exposures to counterparties in Indonesia, Malaysia, the Philippines, South Korea, and Thailand. By country, our exposures were as follows:

By financial instrument

-------------------------------------------------------------------------------------------------------------------------------
                                      June 30, 1998
-------------------------------------------------------------------------------------------
                                                          Credit                                  March 31,       December 31,
                              Deriva-    Other out-      deriva-     Commit-                           1998               1997
In billions         Loans       tives     standings   tives, net       ments       Total              Total              Total
-------------------------------------------------------------------------------------------------------------------------------
Indonesia            $0.1           -             -           -         $0.1        $0.2               $0.5               $0.8
Malaysia                -        $0.1          $0.1           -            -         0.2                0.3                0.4
Philippines           0.1         0.1           0.1           -            -         0.3                0.4                0.3
South Korea           0.5         1.4           0.6       $(0.3)         0.1         2.3                2.9                3.5
Thailand              0.1         0.2           0.1           -            -         0.4                0.5                1.1
-------------------------------------------------------------------------------------------------------------------------------
Total                 0.8         1.8           0.9        (0.3)         0.2         3.4                4.6                6.1
-------------------------------------------------------------------------------------------------------------------------------


By counterparty

-------------------------------------------------------------------------------------------------------------------------------
In billions                                                          Govern-                           Commit-
June 30, 1998                                         Banks            ments            Other            ments             Total
-------------------------------------------------------------------------------------------------------------------------------
Indonesia                                                 -                -             $0.1             $0.1            $0.2
Malaysia                                               $0.1                -              0.1                -             0.2
Philippines                                             0.1             $0.1              0.1                -             0.3
South Korea                                             1.3              0.4              0.5              0.1             2.3
Thailand                                                0.3                -              0.1                -             0.4
-------------------------------------------------------------------------------------------------------------------------------
Total exposure June 30, 1998                            1.8              0.5              0.9              0.2             3.4
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Total, March 31, 1998                                   2.2              0.8              1.3              0.3              4.6
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Total, December 31, 1997                                3.2              0.8              1.7              0.4              6.1
-------------------------------------------------------------------------------------------------------------------------------

Nonperforming assets at June 30, 1998, were $588 million, down from $650 million at March 31, 1998 and $659 million at December 31, 1997. Assets newly classified as nonperforming were offset by a combination of charge-offs and repayments during the quarter. Nonperforming assets consist primarily of swaps with certain Asian counterparties. Net charge-offs were $83 million in the quarter and related primarily to counterparties in South Korea and Indonesia.

At June 30, 1998, the aggregate allowance for credit losses was $904 million, compared with $987 million at March 31, 1998 and $1,081 million at December 31, 1997. Of exposures to Indonesia, Malaysia, the Philippines, South Korea, and Thailand, approximately $2.5 billion at June 30, 1998, were eligible for coverage by the aggregate allowance for credit losses. Credit losses relating to the remaining exposures, primarily trading account securities (issuer positions) and investment securities, will be recognized in the Consolidated statement of income. We consider approximately 47% of the aggregate allowance for credit losses to relate to these countries as of June 30, 1998. The aggregate allowance, however, remains available to absorb losses inherent in J.P. Morgan's existing portfolio of loans, as well as other undertakings to extend credit or make payments, and all other credit exposures, including derivatives. In management's judgment, the aggregate allowance for credit losses remains at an adequate level at June 30, 1998.

CAPITAL

STOCKHOLDERS' EQUITY

Total stockholders' equity was approximately $11.7 billion at June 30, 1998. Stockholders' equity included approximately $376 million of net unrealized appreciation on debt investment securities and marketable equity investment securities, net the related deferred tax liability of $231 million. The net unrealized appreciation on debt investment securities was $237 million at June 30, 1998. The net unrealized appreciation on marketable equity investment securities was $370 million at June 30, 1998. Included in the table below are selected ratios based upon stockholders' equity.

                                                              June 30          December 31              June 30
Dollars in billions, except share data                           1998                 1997                 1997
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                   $11.7                  $11.4                $11.3

Annualized rate of return on average common
stockholders' equity (a)(b)                                   17.3%(c)                9.7%                14.1%

As percent of period-end total assets:
  Common equity                                                3.9%                   4.1%                 4.3%
  Total equity                                                 4.2%                   4.4%                 4.5%

Book value per common share (d)                              $57.26                 $55.99               $55.37
-----------------------------------------------------------------------------------------------------------------

(a) Represents the annualized rate of return on average common stockholders' equity for the three months ended June 30, 1998, December 31, 1997, and June 30, 1997. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 18.0%, 10.2%, and 14.7% for the three months ended June 30, 1998, December 31, 1997, and June 30, 1997, respectively.

(b) The annualized rate of return on average common stockholders' equity for the six months ended June 30, 1998 and 1997 was 13.0% and 14.9% (including the impact of SFAS No. 115), respectively, and 13.5% and 15.6% (excluding the impact of SFAS No. 115), respectively. Excluding the 1998 second quarter after tax gain of $79 million ($131 million before tax) related to the sale of the firm's global trust and agency services business and excluding the 1998 first quarter after tax charge of $129 million ($215 million before tax) related to the restructuring of business activities, the annualized rate of return on average common stockholders' equity was 13.9% (including the impact of SFAS No. 115) and 14.5% (excluding the impact of SFAS No. 115) for the six months ended June 30, 1998.

(c) Excluding the 1998 second quarter after tax gain of $79 million
($131 million before tax) related to the sale of the firm's global trust and agency services business, the annualized rate of return on average common stockholders' equity was 14.4% (including the impact of SFAS No. 115) and 15.0% (excluding the impact of SFAS No. 115) for the three months ended June 30, 1998.

(d) Excluding the impact of SFAS No. 115, the book value per common share would have been $55.31, $53.74, and $52.68 at June 30, 1998, December 31, 1997, and
June 30, 1997, respectively.

During the second quarter, the firm purchased approximately 2.5 million shares of its common stock for a total of 3.7 million shares in the year to date. These purchases are pursuant to the Board of Directors' December 1997 authorization to purchase up to 7 million shares of J.P. Morgan common stock, to lessen the dilutive impact on earnings per share of the firm's employee benefit plans. These purchases may be made in 1998 or beyond in the open market or through privately negotiated transactions.

REGULATORY CAPITAL REQUIREMENTS

The capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators at June 30, 1998. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a well capitalized bank holding company and bank, respectively, at June 30, 1998.

At June 30, 1998, under the Federal Reserve Board market risk capital guidelines for calculation of risk-based capital ratios, J.P. Morgan's tier 1 and total risk-based capital ratios were 7.7% and 11.3%, respectively; the leverage ratio was 4.1 %. At December 31, 1997, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.0% and 11.9%, respectively, and the leverage ratio was 4.4%. Refer to note 19, Capital Requirements, for further information.

Risk-adjusted assets represent the total of all on- and off- balance sheet exposures adjusted for risk-based factors as prescribed by the Federal Reserve Board. J.P. Morgan's risk-adjusted assets as of June 30, 1998 were $148.9 billion, compared with $150.6 billion at March 31, 1998. The net decrease includes a reduction of approximately $6 billion achieved through actions taken as part of our strategy to reduce capital employed in our credit portfolio. At December 31, 1997, risk-adjusted assets were $148.5 billion.

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

RISK MANAGEMENT

The major risks associated with our business are:

-     Market risk - the risk of loss due to movements in market prices and rates

- Liquidity risk - the risk of being unable to fund our portfolio of assets at reasonable rates and to appropriate maturities

- Credit risk - represents the probability that corporations, non-bank financial institutions, governments, banks, and individuals (collectively referred to as counterparties) will default on their obligations to us

- Operating risk - the potential for loss arising from breakdowns in our policies and controls for ensuring the proper functioning of our people, systems, and facilities.

We have developed comprehensive risk management processes to facilitate, control, and monitor risk taking. These processes are built on a foundation of early identification and measurement. They continually evolve as our business activities change in response to market, credit, product, and other developments. We constantly seek to strengthen our risk monitoring process. Periodic reviews by internal auditors, regulators, and independent accountants subject our practices to additional scrutiny and further strengthen our process. Please refer to our 1997 Annual report for a detailed discussion of how we manage risk.

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

The following presents the market risk profiles for the firm as of and for the twelve month periods ended June 30, 1998 and December 31, 1997. The level of market risk, which is measured on a diversified basis, will vary with market factors, the level of client activity, and price and market movements.

Aggregate DEaR

Aggregate DEaR, which presents the market risk profile for firmwide trading and investing activities combined, averaged $35 million for the twelve months ended June 30, 1998 and ranged from $22 million to $49 million. For the twelve months ended December 31, 1997, average aggregate DEaR was $29 million and ranged from $22 million to $37 million. At June 30, 1998, aggregate DEaR was $35 million versus $31 million at December 31, 1997. The increase in aggregate DEaR primarily reflects an increase in proprietary trading activities.

DEaR for trading activities

Average DEaR for trading activities was $31 million and ranged from $17 million to $45 million for the twelve months ended June 30, 1998. For the twelve months ended December 31, 1997, average DEaR for trading activities was $23 million and ranged from $15 million to $35 million. This increase reflects higher levels of trading activity across the spectrum of our business activities offset by decreases in market volatilities. The twelve month average and period-end DEaR for June 30, 1998 and December 31, 1997, segregated by type of market risk exposure associated with our trading activities, is presented in the table below.

----------------------------------------------------------------------------------------------------------------------
                                                      Twelve months ended                       Period-end
                                                  --------------------------         ---------------------------------
                                                  June 30        December 31
                                                     1998               1997           June 30            December 31
In millions                                       Average            Average              1998                   1997
----------------------------------------------------------------------------------------------------------------------
Interest rate risk                                    $25                $20               $24                    $26
Foreign exchange risk                                  14                  7                18                     12
Equity price risk                                      11                  8                13                     13
Commodity price risk                                    3                  3                 3                      4
Diversification effects                               (22)               (15)              (24)                   (27)
----------------------------------------------------------------------------------------------------------------------
Total                                                  31                 23                34                     28
----------------------------------------------------------------------------------------------------------------------

Our primary market risk exposures related to the above risks are as follows:

Interest rate risk

Interest rate risk is the risk that changes in interest rates will affect the value of financial instruments. Our primary risk exposures to interest rates from trading activities originates in sovereign and corporate bond markets across North America, Europe, Asia and Latin America; mortgage-backed security markets in the U.S.; and interest rate derivatives. They also include yield curve, vega, and basis risk primarily concentrated in our European and American trading activities. Instruments such as interest rate swaps, options, U.S. Government securities, future and forward contracts are used, in connection with diversification management strategies, to manage our exposure to interest rate risk.

Foreign exchange rate risk

Foreign exchange rate risk represents the possibility that fluctuations in foreign exchange rates will impact the value of our financial instruments. Our primary risk exposures to foreign exchange rate risk arises from transactions and activities denominated in currencies other than the U.S. Dollar, in particular the currencies of G7 countries. We execute transactions in foreign currencies in all major countries and most minor currencies throughout North America, Europe, Latin America and Asia. We manage the risk arising from foreign currency transactions primarily through the use of currency swaps, options, forwards and futures contracts.

Equity price risk

Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. Our primary risk exposure to equity price risk arises from our activities in our European equity derivative portfolios. We manage risk of loss, due to unexpected price fluctuations, primarily through the use of equity option contracts.

Given the nature of our business, we expect frequent changes to our primary risk exposures over the course of a year. Our approach to managing market risk considers this expectation.

We evaluate the reasonableness of DEaR for our trading activities by comparing DEaR to actual trading results. The number of occurrences where actual daily revenue fell short of average daily revenue by amounts greater than related DEaR estimates were consistent with statistical expectations.

DEaR for proprietary investing activities

Average DEaR for our proprietary investing activities for the twelve months ended June 30, 1998 was $17 million, and ranged from $10 to $28 million. This compares with average DEaR of $16 million and a range from $10 to $25 million for the twelve months ended December 31, 1997. At June 30, 1998 and December 31, 1997, DEaR for our proprietary investing activities was $13 million and $15 million, respectively.

The primary sources of market risk associated with our proprietary investing activities relate to interest rate risk associated with fixed income securities and spread risk, which is the possibility that changes in credit spreads will affect the value of our financial instruments, associated with our mortgage-backed securities portfolio.

Due to the longer-term nature of our investing activities, we use a weekly time horizon to evaluate our risk estimates relative to total return. For the twelve month period ended June 30, 1998, the number of times weekly total return fell short of expected weekly results by amounts greater than related weekly risk estimates was consistent with statistical expectations.

OPERATING RISK

The year 2000 initiative

With the new millennium approaching, organizations are examining their computer systems to ensure they are year 2000 compliant. The issue, in simple terms, is that many existing computer systems use only two numbers to identify a year in the date field with the assumption that the first two digits are always 19. As the century is implied in the date, on January 1, 2000, computers that are not year 2000 compliant will assume the year is 1900. Systems that calculate, compare, or sort using the incorrect date will cause erroneous results, ranging from system malfunctions to incorrect or incomplete transaction processing. If not remedied, potential risks include business interruption or shutdown, financial loss, reputation loss, and/or legal liability.

J.P. Morgan has undertaken a firmwide initiative to address the year 2000 issue and has developed a comprehensive plan to prepare, as appropriate, our computer systems. Each business line has taken responsibility for identifying and fixing the problem within its own area of operation and for addressing all interdependencies. A multidisciplinary team of internal and external experts supports the business teams by providing direction and firmwide coordination.

Working together, the business and multidisciplinary teams have completed a thorough education and awareness initiative and a global inventory and assessment of our technology and application portfolio to understand the scope of the year 2000 impact at Morgan. We presently are renovating and testing these technologies and applications in partnership with external consulting and software development organizations, as well as with year 2000 tool providers. We are on target with our plan to substantially complete renovation, testing, and validation of our key systems by year-end 1998 and have already begun participating in industry-wide testing (or streetwide testing).

Our efforts also focus on developing appropriate policies or risk mitigation actions to address year 2000 related failures prior to the millennium due to reliance on internal or external dependencies. We are working with key external parties, including clients, counterparties, vendors, exchanges, depositories, utilities, suppliers, agents, and regulatory agencies, to stem the potential risks the year 2000 problem poses to us and to the global financial community. The failure of external parties to resolve their own year 2000 issues in a timely manner could result in a material financial risk to the firm. For potential failure scenarios where the risk to the firm is deemed significant and where such risk is considered to have a higher probability of occurrence, we will develop business recovery/contingency plans. These plans, which will be developed in 1999, will define the infrastructure that should be put in place for managing a failure during the millennium event itself.

Costs to prepare our systems for the year 2000 are estimated at $250 million, for internal systems renovation and testing, testing equipment, and both internal and external resources working on the project. Through June 30, 1998, costs incurred approximated $180 million ($95 million in 1997; $85 million in the six months ended June 30, 1998). Remaining costs will be incurred primarily by year-end.

ECONOMIC AND MONETARY UNION IN EUROPE (EMU)
EMU refers to the movement toward economic and monetary union in Europe with the ultimate goal of introducing a single currency called the euro. Monetary union will have profound financial and political implications. It removes the existence of different currencies, monetary policies, and, to some degree, fiscal policies from Europe's financial markets. It effectively brings about a merger of the capital markets of the EMU participants. In the second quarter, finance ministers of the European Union certified 11 states to launch the single currency. The countries joining EMU in the first wave are: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal, and Spain. The remaining four EU members are Britain, Greece, Sweden and Denmark. While the convergence to the euro has reduced client demand for certain transactions, which has impacted our foreign exchange and fixed income activities in Europe, we anticipate that new opportunities in Europe will be created through an expansion of activities in both the investment grade and high yield debt capital markets. Overall, management anticipates that the formation of EMU will not materially affect the trend of earnings of the firm.

J.P. Morgan has been actively involved in preparing for EMU and has developed a firmwide plan to enable a successful transition to the euro. Many areas of the firm will be affected by the introduction of the single currency. As with the year 2000 issue, EMU poses various operating risks. EMU will require many changes to our operations and technology, including currency conversions, modifications of payment and settlement systems, and the redenomination of securities, to name a few.

J.P. Morgan is committed to having all areas of the firm prepared for EMU before the scheduled start date of January 1, 1999. A full time "core team" has been assigned to assess the impact on the firm's global infrastructure and to drive the implementation of the changeover across the firm. We have completed the analysis, design and build phases of the changeover plan and will focus on testing throughout the next several months. In addition, we will be directing our efforts toward planning the conversion weekend (January 1-3, 1999). As part of our conversion process, we are establishing detailed contingency plans. The contingency plans will provide mechanisms to assess and communicate the impact of any delays, and to resolve as quickly as possible any deviation from the conversion plan using an established chain-of-command. Costs to prepare for EMU in 1998 are expected to be approximately $65 million, of which $25 million have been incurred in the first half of 1998.

ASSET-QUALITY ANALYSIS

NONPERFORMING ASSETS

The following table presents nonperforming assets - net of charge-offs - organized by the location of the counterparty. Approximately $526 million in banks and other financial institutions at June 30, 1998 relate primarily to swaps with certain Asian counterparties; the remainder of the amounts included in the table primarily represent nonperforming loans.

------------------------------------------------------------------

In millions: June 30                                         1998
------------------------------------------------------------------
COUNTERPARTIES IN THE U.S.
Commercial and industrial                                    $ 10
Other                                                          17
------------------------------------------------------------------
                                                               27
------------------------------------------------------------------
COUNTERPARTIES OUTSIDE THE U.S.
Commercial and industrial                                      22
Banks and other financial institutions                        527
Other                                                          12
------------------------------------------------------------------
                                                              561
------------------------------------------------------------------
TOTAL NONPERFORMING ASSETS                                    588
------------------------------------------------------------------

The following table presents an analysis of the changes in nonperforming assets.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                               Second quarter       Six months
In millions                                                                                              1998             1998
-------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS, BEGINNING BALANCE                                                                 $ 650            $ 659
-------------------------------------------------------------------------------------------------------------------------------
Additions to nonperforming assets                                                                          61              224
Less:
     Repayments of principal, net of
          additional advances                                                                             (24)             (34)
     Nonperforming assets returning to
          accrual status                                                                                     -             (50)
     Charge-offs:
          Commercial and industrial                                                                       (15)             (58)
          Banks and other financial institutions                                                          (16)             (56)
          Losses on sales of loans, primarily banks and other financial institutions                      (52)             (78)
     Interest and other credits                                                                           (16)             (19)
-------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS, JUNE 30                                                                             588              588
-------------------------------------------------------------------------------------------------------------------------------


AGGREGATE ALLOWANCE FOR CREDIT LOSSES

We maintain an aggregate allowance for credit losses to absorb losses inherent in our extensions of credit. Such extensions include loans and unused loan commitments, payments made on behalf of clients (e.g., standby letters of credit and guarantees), and all other credit exposures, including derivatives.

The following table summarizes the activity of the aggregate allowance for credit losses.

--------------------------------------------------------------------------------------------------------------------------
                                                                                 Second quarter                Six months
In millions                                                                                1998                      1998
--------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                                                          $987                    $1,081
--------------------------------------------------------------------------------------------------------------------------
Recoveries:
     Counterparties in the U.S., primarily
          commercial and industrial                                                           -                        10
     Counterparties outside the U.S.                                                          -                         5
--------------------------------------------------------------------------------------------------------------------------
                                                                                              -                        15
--------------------------------------------------------------------------------------------------------------------------
Charge-offs:
     Counterparties in the U.S., primarily
          commercial and industrial                                                           -                        (2)
     Counterparties outside the U.S.:
          Commercial and industrial                                                        (15)                       (56)
          Banks and other financial
               institutions                                                                (16)                       (56)
          Losses on sale of loans, primarily banks and
           other financial institutions                                                    (52)                       (78)
--------------------------------------------------------------------------------------------------------------------------
                                                                                           (83)                      (192)
--------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                            (83)                      (177)
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30                                                                           904                        904
--------------------------------------------------------------------------------------------------------------------------


COMPONENTS OF THE AGGREGATE ALLOWANCE FOR CREDIT LOSSES

Our aggregate allowance for credit losses is based on an assessment at each reporting period of the following components: specific counterparty allocations, specific industry allocations, specific country allocations, expected loss allocations, and general allocations. Refer to Note 1, Summary of significant accounting policies, for additional information regarding the allocation of the aggregate allowance for credit losses.

The following table displays how the aggregate allowance for credit losses is allocated between the specific, expected loss, and general allocation components as of June 30, 1998, March 31, 1998, December 31, 1997, 1996, and 1995.

-----------------------------------------------------------------------------------------------------------------------------------
                                                        June 30,       March 31,    December 31,     December 31,     December 31,
In millions                                                 1998            1998            1997             1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
Specific counterparty allocations in the U.S.              $  25           $  24           $  58           $  116           $  142
Specific counterparty allocations outside the U.S.           238             284             228               68               59
-----------------------------------------------------------------------------------------------------------------------------------
Total specific counterparty allocations                      263             308             286              184              201
-----------------------------------------------------------------------------------------------------------------------------------
Specific industry/country allocations                        193             248             428              355              692
Expected loss allocations                                    252             246             224              143              112
General allocations                                          196             185             143              434              125
-----------------------------------------------------------------------------------------------------------------------------------
Total aggregate allowance                                    904             987           1,081            1,116            1,130
-----------------------------------------------------------------------------------------------------------------------------------

CROSS-BORDER AND LOCAL OUTSTANDINGS

For financial reporting purposes only, the following table presents our cross-border and local outstandings under the regulatory basis established by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC approach excludes certain items which management believes should be considered in determining exposure, including trading account securities sold short of issuers and credit derivatives with highly rated counterparties. Refer to page 40 for the management view of total exposure to certain Asian countries.

In accordance with FFIEC, cross-border outstandings include, regardless of currency:

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

The following table shows each country where cross-border and local outstandings, net of funding, exceed 0.75% of total assets, as of June 30, 1998, under the regulatory basis established by the FFIEC.

                                                                                                                        Total out-
                                                                 Local out-                                             standings
                                                                 standings,         Total       % of                          and
In millions                              Govern-                     net of          out-      Total        Commit-       commit-
June 30, 1998                 Banks        ments     Other(a)       funding     standings     assets          ments         ments
-------------                ------      -------     --------    ----------     ---------     ------         -------    ----------
Germany                      $7,670       $2,378       $1,321                     $11,369       4.05%        $1,859       $13,228
Japan (b)                     3,796        3,681        2,509                       9,986       3.56          1,486        11,472
Italy                         2,581        5,345          492         $ 783         9,201       3.28            348         9,549
France                        5,194        2,293        1,547                       9,034       3.22          2,075        11,109
Netherlands                   5,578          818        2,526                       8,922       3.18            751         9,673
United Kingdom                3,905           16        4,720                       8,641       3.08            982         9,623
Spain                         1,843        3,028          833           268         5,972       2.13            403         6,375
Belgium                       1,331        1,872        2,347                       5,550       1.98          6,227        11,777
Cayman Islands                   65            -        4,921                       4,986       1.78            300         5,286
Switzerland                   2,560          269        1,618                       4,447       1.58          1,368         5,815
Brazil                          167          851          829         2,128         3,975       1.42              1         3,976
Canada                        1,187          784          797                       2,768       0.99          1,781         4,549
South Korea                   1,470          513          612                       2,595       0.92             56         2,651
Luxembourg                      368           14        1,852                       2,234       0.80            321         2,555
South Africa                    962        1,189           36                       2,187       0.78            139         2,326


(a) Includes nonbank financial institutions and commercial and industrial entities.

(b) Total exposures to Japan, under the management view, were $8,306 million at June 30, 1998. The difference between the regulatory rules and the management view primarily relates to trading account securities sold short.

Exposures to certain Asian countries

The following tables present exposures to certain Asian countries based upon management's view of total exposure. As noted on page 39, the management view differs from the FFIEC rules for disclosures of cross-border and local outstandings.

                                                                                                        Total out-
                                                                                                         standings
By type of financial instrument                                                   Credit                       and
In billions                                          Deriva-     Other out-      deriva-     Commit-       commit-
June 30, 1998                             Loans        tives      standings   tives, net       ments         ments
-------------------------------           -----      --------    ----------   ----------     -------     ----------
China                                      $0.1         $0.2              -           --          --          $0.3
Hong Kong                                   0.8           --           $0.2        $(0.1)       $0.2           1.1
Indonesia                                   0.1           --             --           --         0.1           0.2
Malaysia                                     --          0.1            0.1           --          --           0.2
Philippines                                 0.1          0.1            0.1           --          --           0.3
Singapore                                    --          0.4            0.1           --          --           0.5
South Korea                                 0.5          1.4            0.6         (0.3)        0.1           2.3
Taiwan                                       --           --             --           --         0.1           0.1
Thailand                                    0.1          0.2            0.1           --          --           0.4






                                                                                                   Total out-
                                                                                                    standings
By type of counterparty                                                                                   and
In billions                                          Govern-                       Commit-            commit-
June 30, 1998                             Banks        ments          Other          ments              ments
-----------------------                   -----      -------          -----        -------         -----------
China                                      $0.1         $0.1           $0.1             --               $0.3
Hong Kong                                    --          0.1            0.8           $0.2                1.1
Indonesia                                    --           --            0.1            0.1                0.2
Malaysia                                    0.1           --            0.1             --                0.2
Philippines                                 0.1          0.1            0.1             --                0.3
Singapore                                   0.1          0.2            0.2             --                0.5
South Korea                                 1.3          0.4            0.5            0.1                2.3
Taiwan                                       --           --             --            0.1                0.1
Thailand                                    0.3           --            0.1             --                0.4

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

-----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                                       Three months ended
on a taxable-equivalent basis                        ------------------------------------------------------------------------------
                                                                 June 30, 1998                         June 30, 1997
                                                     ------------------------------------------------------------------------------
                                                       Average                  Average     Average                      Average
                                                       balance     Interest        rate     balance       Interest          rate
                                                     ------------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.                  $   2,218      $  65       11.75%   $   2,019          $  46          9.14%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                           748         15        8.04        1,277             24          7.54
    U.S. state and political
      subdivision                                         1,305         39       11.99        1,234             37         12.03
    Other                                                19,661        259        5.28       17,036            273          6.43
Debt investment securities in offices
  outside the U.S. (a)                                    1,471         30        8.18        3,399             66          7.79
Trading account assets:
    In offices in the U.S.                               28,834        428        5.95       23,320            363          6.24
    In offices outside the U.S.                          41,332        698        6.77       39,937            652          6.55
Securities purchased under agreements
  to resell,
    In offices in the U.S.                               13,051        181        5.56       16,728            227          5.44
    In offices outside the U.S.                          22,961        274        4.79       23,666            277          4.69
Securities borrowed,
    mainly in offices in the U.S.                        40,916        514        5.04       35,334            444          5.04
Loans:
    In offices in the U.S.                                6,869        115        6.72        4,840             94          7.79
    In offices outside the U.S.                          25,687        430        6.71       24,594            404          6.59
Other interest-earning assets (b):
    In offices in the U.S.                                2,425         41           *          657             42             *
    In offices outside the U.S.                             981         33           *          791             98             *
-----------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                          208,459      3,122        6.01      194,832          3,047          6.27
Allowance for credit losses                                (786)                               (912)
Cash and due from banks                                   1,402                                 765
Other noninterest-earning assets                         72,789                              48,540
-----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                           281,864                             243,225
-----------------------------------------------------------------------------------------------------------------------------------


Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended June 1998 and 1997.

(a) For the three months ended June 30, 1998 and 1997, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                                         Three months ended
on a taxable-equivalent basis                         ------------------------------------------------------------------------------
                                                                     June 30, 1998                         June 30, 1997
                                                      ------------------------------------------------------------------------------
                                                           Average                  Average     Average                    Average
                                                           balance     Interest        rate     balance     Interest          rate
                                                      ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                               $   7,251         $ 99      5.48%     $  10,145        $ 141       5.57%
    In offices outside the U.S.                             50,753          604      4.77         44,592          529       4.76
Trading account liabilities:
    In offices in the U.S.                                   9,939          165      6.66         11,196          186       6.66
    In offices outside the U.S.                             15,804          212      5.38         14,325          212       5.94
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                                70,305          937      5.35         65,330          853       5.24
Commercial paper, mainly in offices
    in the U.S.                                              8,930          126      5.66          3,562           49       5.52
Other interest-bearing liabilities:
    In offices in the U.S.                                  11,529          202      7.03         16,367          249       6.10
    In offices outside the U.S.                              4,869           80      6.59          3,803           59       6.22
Long-term debt,
    mainly in offices in the U.S.                           26,488          391      5.92         16,145          256       6.36
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                         205,868        2,816      5.49        185,465        2,534       5.48
Noninterest-bearing deposits:
    In offices in the U.S.                                     931                                   966
    In offices outside the U.S.                                915                                   490
Other noninterest-bearing
    liabilities                                             62,504                                45,197
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                          270,218                               232,118
Stockholders' equity                                        11,646                                11,107
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                                   281,864                               243,225
Net yield on interest-earning assets                                                 0.59                                   1.06
------------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                       306                                   513
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

-----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                                        Six months ended
on a taxable-equivalent basis                     ---------------------------------------------------------------------------------
                                                                 June 30, 1998                        June 30, 1997
                                                  ---------------------------------------------------------------------------------
                                                       Average                   Average     Average                     Average
                                                       balance       Interest      rate      balance      Interest          rate
                                                  ---------------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.                  $   2,131       $  129       12.21%   $   1,968       $   73          7.48%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                           778           30        7.78        1,353           50          7.45
    U.S. state and political
      subdivision                                         1,260           74       11.84        1,350           79         11.80
    Other                                                19,643          556        5.71       17,406          558          6.46
Debt investment securities in offices
  outside the U.S. (a)                                    1,930           73        7.63        4,083          141          6.96
Trading account assets:
    In offices in the U.S.                               29,641          945        6.43       22,619          714          6.37
    In offices outside the U.S.                          39,928        1,366        6.90       40,528        1,373          6.83
Securities purchased under agreements
  to resell and federal funds sold,
    In offices in the U.S.                               14,924          391        5.28       15,649          423          5.45
    In offices outside the U.S.                          23,071          569        4.97       23,466          536          4.61
Securities borrowed,
    mainly in offices in the U.S.                        40,562        1,010        5.02       33,118          827          5.04
Loans:
    In offices in the U.S.                                6,695          233        7.02        4,909          191          7.85
    In offices outside the U.S.                          25,853          860        6.71       24,161          775          6.47
Other interest-earning assets (b):
    In offices in the U.S.                                1,736           75           *          710           62             *
    In offices outside the U.S.                             935           88           *          869          157             *
-----------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                          209,087        6,399        6.17      192,189        5,959          6.25
Allowance for credit losses                               (824)                                  (913)
Cash and due from banks                                   1,288                                   983
Other noninterest-earning assets                         71,216                                47,413
-----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                           280,767                               239,672
-----------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the six months ended June 1998 and 1997.

(a) For the six months ended June 30, 1998 and 1997, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------

Dollars in millions,
Interest and average rates                                                            Six months ended
on a taxable-equivalent basis                           ----------------------------------------------------------------------------
                                                                       June 30, 1998                   June 30, 1997
                                                        ----------------------------------------------------------------------------
                                                             Average                  Average     Average                    Average
                                                             balance     Interest      rate       balance     Interest        rate
                                                        ----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                                 $   8,790       $  239      5.48%     $   9,489     $   261        5.55%
    In offices outside the U.S.                               50,997        1,254      4.96         45,304       1,072        4.77
Trading account liabilities:
    In offices in the U.S.                                    10,363          394      7.67         10,285         350        6.86
    In offices outside the U.S.                               15,296          438      5.77         13,072         405        6.25
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                                  68,877        1,869      5.47         66,586       1,729        5.24
Commercial paper, mainly in offices
    in the U.S.                                                8,927          250      5.65          3,927         107        5.49
Other interest-bearing liabilities:
    In offices in the U.S.                                    13,950          421      6.09         16,400         491        6.04
    In offices outside the U.S.                                3,625          132      7.34          3,730         110        5.95
Long-term debt,
    mainly in offices in the U.S.                             25,042          745      6.00         14,979         451        6.07
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                           205,867        5,742      5.62        183,772       4,976        5.46
Noninterest-bearing deposits:
    In offices in the U.S.                                       963                                 1,091
    In offices outside the U.S.                                  892                                   309
Other noninterest-bearing
    liabilities                                               61,477                                43,249
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                            269,199                               228,421
Stockholders' equity                                          11,568                                11,251
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                                    280,767                                239,672
Net yield on interest-earning assets                                                   0.63                                   1.03
------------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                         657                                  983
------------------------------------------------------------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION

As indicated in our 1998 proxy statement, if a stockholder wants to submit a proposal for possible inclusion in our proxy statement for the 1999 annual meeting of stockholders, we must receive the proposal on or before November 11, 1998. Pursuant to the recent amendments to Rule 14a-4 of the Securities Exchange Act of 1934, as amended, if a stockholder intends to present a proposal at the 1999 annual meeting, and has not requested timely inclusion of the proposal in our proxy statement pursuant to Rule 14a-8, we must receive notice of such proposal no later than January 26, 1999. If we do not receive notice by that date, no discussion of the proposal is required to be included in our 1999 proxy statement and we may use our discretionary authority to vote on the proposal if it is presented at the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           12. Statement re computation of ratios (incorporated by reference to exhibit 12 to J.P. Morgan's report on Form 8-K, dated
                   July 14, 1998)

           27.   Financial data schedule

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998:

            April 14, 1998 (Items 5 and 7)
            Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month period ended March 31, 1998.

            May 5, 1998 (Items 5 and 7)
            Reported the issuance by J.P. Morgan of a press release announcing that they had a briefing on such date in New York for institutional investors and securities analysts. At such meeting, executives of J.P. Morgan and Co. Incorporated discussed the firm's strategy and several key business initiatives.

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


DATE: August 14, 1998