Form 10-Q
period 1998-09-30
MORGAN J P & CO INC
filed 1998-11-16
CIK 68100

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

                For the quarterly period ended September 30, 1998

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

Number of shares outstanding of each of the registrant's classes of common stock at October 31, 1998:

Common Stock, $2.50 Par Value                                 174,816,926 Shares

================================================================================

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following financial statement information as of and for the three and nine months ended September 30, 1998, is set forth within this document on the pages indicated:

                                                                 Page(s)

     Three month Consolidated statement of income
     J.P. Morgan & Co. Incorporated ..........................       3

     Nine month Consolidated statement of income
     J.P. Morgan & Co. Incorporated ..........................       4

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated ..........................       5

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated ..........................       6

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated ..........................       7

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York ...............       8

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated ..........................    9-23

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Financial highlights ....................................      24

     Business sector analysis ................................   25-29

     Financial review ........................................   30-34

     Risk management .........................................   35-39

     Asset-quality analysis ..................................   40-43

     Consolidated average balances and net interest earnings .   44-47

PART II -- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K .....................      48

SIGNATURES ...................................................      49

PART I
ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
In millions, except share data

                                                                Three months ended
                                           -------------------------------------------------------------------
                                           September 30     September 30    Increase/      June 30   Increase/
                                                   1998             1997    (Decrease)        1998   (Decrease)
                                           -------------------------------------------------------------------
NET INTEREST REVENUE
Interest revenue                             $ 3,249           $3,161          $  88       $3,106      $ 143
Interest expense                               2,917            2,689            228        2,816        101
--------------------------------------------------------------------------------------------------------------
Net interest revenue                             332              472           (140)         290         42

NONINTEREST REVENUES
Trading revenue                                  119              657           (538)         877       (758)
Investment banking revenue                       312              320             (8)         362        (50)
Investment management revenue                    224              201             23          226         (2)
Fees and commissions                             182              164             18          197        (15)
Investment securities revenue                    136               67             69           68         68
Other revenue                                     71               35             36          133        (62)
--------------------------------------------------------------------------------------------------------------
Total noninterest revenues                     1,044            1,444           (400)       1,863       (819)

PROVISION FOR CREDIT LOSSES ($50
  related to trading account assets
  and $25 related to loans)                      (75)              --            (75)          --        (75)
--------------------------------------------------------------------------------------------------------------

Total revenues, net of interest expense
   and provision for credit losses             1,301            1,916           (615)       2,153       (852)

OPERATING EXPENSES
Employee compensation and benefits               567              798           (231)         862       (295)
Net occupancy                                     84               77              7           78          6
Technology and communications                    293              277             16          293         --
Other expenses                                   155              174            (19)         183        (28)
--------------------------------------------------------------------------------------------------------------
Total operating expenses                       1,099            1,326           (227)       1,416       (317)

Income before income taxes                       202              590           (388)         737       (535)
Income taxes                                      46              194           (148)         256       (210)
--------------------------------------------------------------------------------------------------------------
Net income                                       156              396           (240)         481       (325)

PER COMMON SHARE
Net income
  Basic                                      $  0.81           $ 2.10         ($1.29)      $ 2.57     ($1.76)
  Diluted                                       0.75             1.96          (1.21)        2.36      (1.61)
Dividends declared                              0.95             0.88           0.07         0.95         --
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated

--------------------------------------------------------------------------------------------
In millions, except share data                             Nine months ended
                                           -------------------------------------------------
                                              September 30     September 30       Increase/
                                                      1998             1997      (Decrease)
                                           -------------------------------------------------
NET INTEREST REVENUE
Interest revenue                                    $9,617           $9,082            $535
Interest expense                                     8,659            7,665             994
--------------------------------------------------------------------------------------------
Net interest revenue                                   958            1,417            (459)


NONINTEREST REVENUES
Trading revenue                                      1,892            1,831              61
Investment banking revenue                           1,020              840             180
Investment management revenue                          661              584              77
Fees and commissions                                   569              468             101
Investment securities revenue                          247              242               5
Other revenue                                          179              158              21
--------------------------------------------------------------------------------------------
Total noninterest revenues                           4,568            4,123             445

PROVISION FOR CREDIT LOSSES ($50 related
    to trading account assets and $25
    related to loans)                                  (75)               -             (75)
---------------------------------------------------------------------------------------------

Total revenues, net of interest expense
    and provision for credit losses                  5,451            5,540             (89)

OPERATING EXPENSES
Employee compensation and
   benefits                                          2,432            2,298             134
Net occupancy                                          313              254              59
Technology and communications                          887              720             167
Other expenses                                         515              486              29
--------------------------------------------------------------------------------------------
Total operating expenses                             4,147            3,758             389

Income before income taxes                           1,304            1,782            (478)
Income taxes                                           430              588            (158)
---------------------------------------------------------------------------------------------
Net income                                             874            1,194            (320)

PER COMMON SHARE
Net income
   Basic                                             $4.65            $6.27          ($1.62)
   Diluted                                            4.28             5.85           (1.57)
Dividends declared                                    2.85             2.64            0.21
--------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------
                                                                                                September 30      December 31
In millions, except share data                                                                          1998             1997
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                            $   3,405        $   1,758
Interest-earning deposits with banks                                                                   1,529            2,132
Debt investment securities available-for-sale carried at fair value                                   25,641           22,768
Equity investment securities                                                                             951            1,085
Trading account assets, net of allowance for credit losses of $325 at September 1998 and $350 at
  December 1997                                                                                      128,746          111,854
Securities purchased under agreements to resell                                                       42,985           39,002
Securities borrowed                                                                                   47,744           38,375
Loans, net of allowance for credit losses of $404 at September 1998 and $546 at December 1997         30,291           31,032
Accrued interest and accounts receivable                                                               6,888            4,962
Premises and equipment, net of accumulated depreciation of $1,339 at September 1998 and
   $1,379 at December 1997                                                                             1,888            1,838
Other assets                                                                                           8,446            7,353
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                         298,514          262,159
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
   In offices in the U.S.                                                                                992            1,482
   In offices outside the U.S.                                                                           776              744
Interest-bearing deposits:
   In offices in the U.S.                                                                              3,699            9,232
   In offices outside the U.S.                                                                        48,885           47,421
------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                        54,352           58,879
Trading account liabilities                                                                           78,552           71,141
Securities sold under agreements to repurchase ($82,740 at September 1998 and $53,202
  at December 1997) and federal funds purchased                                                       83,196           57,804
Commercial paper                                                                                      12,324            6,622
Other liabilities for borrowed money                                                                  13,940           17,176
Accounts payable and accrued expenses                                                                 12,547           10,865
Long-term debt not qualifying as risk-based capital                                                   23,284           18,246
Other liabilities, including allowance for credit losses of $185                                       3,035            4,129
------------------------------------------------------------------------------------------------------------------------------
                                                                                                     281,230          244,862
Liabilities qualifying as risk-based capital:
Long-term debt                                                                                         4,615            4,743
Company-obligated mandatorily redeemable preferred securities of subsidiaries                          1,150            1,150
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    286,995          250,755

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,000,000)
  Adjustable rate cumulative preferred stock, $100 par value (issued and outstanding: 2,444,300)         244              244
  Variable cumulative preferred stock,  $1,000 par value (issued and outstanding: 250,000)               250              250
  Fixed cumulative preferred stock, $500 par value (issued and outstanding: 400,000)                     200              200
Common stock, $2.50 par value (authorized shares: 500,000,000; issued: 200,809,067
  at September 1998 and 200,692,673 at December 1997)                                                    502              502
Capital surplus                                                                                        1,273            1,360
Common stock issuable under stock award plans                                                          1,446            1,185
Retained earnings                                                                                      9,716            9,398
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                            292              432
  Foreign currency translation, net of taxes                                                             (38)             (22)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      13,885           13,549
Less: treasury stock (25,857,272 shares at September 1998 and 24,374,944 shares
  at December 1997) at cost                                                                            2,366            2,145
------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                            11,519           11,404
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                           298,514          262,159
------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated

                                                                                         1998                        1997
                                                                              -------------------------    ------------------------
                                                                                                Compre-                     Compre-
                                                                              Stockholders'     hensive    Stockholders'    hensive
In millions: Nine months ended September 30                                      Equity         Income        Equity        Income
----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Adjustable rate cumulative preferred stock balance, January 1 and
     September 30                                                               $    244                     $   244
Variable cumulative preferred stock balance, January 1 and September 30              250                         250
Fixed cumulative preferred stock, January 1 and September 30                         200                         200
----------------------------------------------------------------------------------------------------------------------------------
Total preferred stock, September 30                                                  694                         694
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1 and September 30                                                  502                         502
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                                 1,360                       1,446
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and conversion of debentures
     and income tax benefits associated with stock options                           (87)                        (66)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                              1,273                       1,380
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                                 1,185                         838
Deferred stock awards, net                                                           261                         249
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                              1,446                       1,087
----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                                 9,398                       8,635
Net income                                                                           874        $   874        1,194       $ 1,194
Dividends declared on preferred stock                                                (27)                        (27)
Dividends declared on common stock                                                  (504)                       (475)
Dividend equivalents on common stock issuable                                        (25)                        (19)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                              9,716                       9,308
----------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized gains on investment securities:
Balance, net of taxes, January 1                                                     432                         464
                                                                                 -------                     -------
     Net unrealized holding gains arising during the period,
        before taxes ($38 in 1998 and $204 in 1997, net of taxes)                     67                         322
     Reclassification adjustment for net gains included in net income,
        before taxes ($166 in 1998 and $70 in 1997, net of taxes)                   (261)                       (102)
                                                                                 -------                     -------

Change in net unrealized gains on investment securities, before taxes               (194)                        220
Deferred income tax benefit/(expense)                                                 54                         (86)
                                                                                 -------                     -------

Change in net unrealized gains on investment securities, net of taxes               (140)          (140)         134           134

Balance, net of taxes, September 30                                                  292                         598
                                                                                 -------                     -------
Foreign currency translation:
Balance, net of taxes, January 1                                                     (22)                        (12)
                                                                                 -------                     -------

Translation adjustment arising during the period, before taxes                       (26)                         (8)
Income tax benefit                                                                    10                           3
                                                                                 -------                     -------
Translation adjustment arising during the period, net of taxes                       (16)           (16)          (5)           (5)
                                                                                 -------                     -------

Balance, net of taxes, September 30                                                  (38)                        (17)
----------------------------------------------------------------------------------------------------------------------------------

Total accumulated other comprehensive income,
     net of taxes, September 30                                                      254                         581
----------------------------------------------------------------------------------------------------------------------------------
LESS:  TREASURY STOCK
Balance, January 1                                                                 2,145                       1,135
Purchases                                                                            720                       1,191
Shares issued/distributed, primarily related to various employee benefit plans      (499)                       (406)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                              2,366                       1,920
----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                        11,519                      11,632
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                          718                      1,323
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated

----------------------------------------------------------------------------------------------------------------
In millions                                                                            Nine months ended
----------------------------------------------------------------------------------------------------------------
                                                                                September 30     September 30
                                                                                        1998             1997
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $    874       $    1,194
Adjustments to reconcile to cash provided by (used in) operating activities:
   Noncash items: provision for credit losses, depreciation, amortization, deferred income taxes, stock award plans, and write-downs on investment
   securities                                                                            919              519
   Gain on sale of businesses                                                           (113)               -
   Net (increase) decrease in assets:
       Trading account assets                                                        (16,722)         (24,231)
       Securities purchased under agreements to resell                                (3,911)         (11,599)
       Securities borrowed                                                            (9,369)         (10,893)
       Accrued interest and accounts receivable                                       (1,912)             905
   Net increase in liabilities:
       Trading account liabilities                                                     7,624           18,828
       Securities sold under agreements to repurchase                                 29,599           12,880
       Accounts payable and accrued expenses                                           1,797            3,408
   Other changes in operating assets and liabilities, net                             (1,362)           2,983
   Net investment securities gains included in cash flows from investing
       activities                                                                       (303)            (252)

----------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        7,121           (6,258)

----------------------------------------------------------------------------------------------------------------
Net decrease in interest-earning deposits with banks                                     608               94
Debt investment securities:
     Proceeds from sales                                                               9,715           18,672
     Proceeds from maturities, calls, and mandatory redemptions                        6,215            2,948
     Purchases                                                                       (19,072)         (19,189)
Net decrease in federal funds sold                                                         -               32
Net decrease (increase) in loans                                                         794           (3,944)
Payments for premises and equipment                                                     (211)            (113)
Investment in American Century Companies, Inc.                                          (965)               -
Investment in Long-Term Capital Management, L.P.                                        (300)               -
Other changes, net                                                                       115             (307)
----------------------------------------------------------------------------------------------------------------

CASH (USED IN) INVESTING ACTIVITIES                                                   (3,101)          (1,807)
----------------------------------------------------------------------------------------------------------------
Net (decrease) in noninterest-bearing deposits                                          (456)            (438)
Net (decrease) increase in interest-bearing deposits                                  (3,920)           3,217
Net (decrease) increase in federal funds purchased                                    (4,146)             152
Net increase in commercial paper                                                       5,703            1,135
Other liabilities for borrowed money proceeds                                         15,005           14,073
Other liabilities for borrowed money payments                                        (17,685)         (18,620)
Long-term debt proceeds                                                               12,103           10,242
Long-term debt payments                                                               (7,374)          (1,680)
Proceeds from issuance of Company-obligated mandatorily redeemable preferred
     securities of subsidiaries                                                            -              400
Capital stock issued or distributed                                                      199              210
Capital stock purchased                                                                 (720)          (1,191)
Dividends paid                                                                          (532)            (507)
Other changes, net                                                                      (560)           1,016
----------------------------------------------------------------------------------------------------------------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       (2,383)           8,009
----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                                10              (37)
----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                         1,647              (93)
Cash and due from banks at December 31, 1997 and 1996                                  1,758              906
----------------------------------------------------------------------------------------------------------------
Cash and due from banks at September 30, 1998 and 1997                                 3,405              813
----------------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                     $    8,537       $    7,270
     Income taxes                                                                        674              806
----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York

---------------------------------------------------------------------------------------------------------------------
                                                                                          September 30   December 31
In millions, except share data                                                                    1998          1997
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                      $   3,344    $    1,663
Interest-earning deposits with banks                                                             1,500         2,195
Debt investment securities available-for-sale carried at fair value (see note 7)                 3,232        20,539
Trading account assets, net of allowance for credit losses of $325 at September 1998
  and $350 at December 1997                                                                     99,264        88,995
Securities purchased under agreements to resell                                                 37,473        28,045
Securities borrowed                                                                             11,923        13,831
Loans, net of allowance for credit losses of $402 at September 1998 and $545 at
  December 1997                                                                                 30,123        30,851
Accrued interest and accounts receivable                                                         5,676         4,534
Premises and equipment, net of accumulated depreciation of $1,153 at September 1998 and
  $1,208 at December 1997                                                                        1,714         1,669
Other assets                                                                                     3,563         4,096
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                                   197,812       196,418
---------------------------------------------------------------------------------------------------------------------

LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                                         1,012         1,492
  In offices outside the U.S.                                                                      783           752
Interest-bearing deposits:
  In offices in the U.S.                                                                         3,721        10,156
  In offices outside the U.S.                                                                   49,779        48,343
---------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                  55,295        60,743
Trading account liabilities                                                                     72,840        61,562
Securities sold under agreements to repurchase and federal funds purchased                      28,180        26,017
Other liabilities for borrowed money                                                             8,260        10,433
Accounts payable and accrued expenses                                                            7,351         7,160
Long-term debt not qualifying as risk-based capital (includes $892 at September 1998 and
  $1,267 at December 1997 of notes payable to J.P. Morgan)                                      10,681        14,320
Other liabilities, including allowance for credit losses of $185                                 1,315         2,713
---------------------------------------------------------------------------------------------------------------------
                                                                                               183,922       182,948
Long-term debt qualifying as risk-based capital (includes $3,083 at September 1998 and
  $2,878 at December 1997 of notes payable to J.P. Morgan)                                       3,216         3,037
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                              187,138       185,985

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares: 2,500,000)                                      --            --
Common stock, $25 par value (authorized shares: 11,000,000; issued and
  outstanding 10,599,027)                                                                          265           265
Surplus                                                                                          3,305         3,155
Undivided profits                                                                                7,016         6,927
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                      126           108
  Foreign currency translation, net of taxes                                                       (38)          (22)
---------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                      10,674        10,433
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                     197,812       196,418
---------------------------------------------------------------------------------------------------------------------

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

Basis of presentation

The consolidated financial statements include the accounts of J.P. Morgan and subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The financial information as of and for the periods ended September 30, 1998 and 1997 is unaudited. All adjustments which, in the opinion of management, are necessary for a fair presentation have been made and were of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements included in J.P. Morgan's Annual report on Form 10-K for the year ended December 31, 1997, as well as with information included in J.P. Morgan's unaudited quarterly reports on Form 10-Q for the periods ended March 31, 1998 and June 30, 1998. The nature of J.P. Morgan's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform with the current presentation.

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

- General allocations - a judgmental assessment of probable losses not adequately captured by specific allocations or by the expected loss allocation with regards to our existing portfolio of credit extensions. Probable losses not specifically identified include those related to our settlement activities (including situations where the counterparty is unwilling to meet its obligations). In addition, the allocation attempts to compensate for the inherent imperfections in our expected loss models, including the fact that default and recovery statistics are primarily based on U.S. corporate experience which does not completely match our global book of risk, our view of future economic trends versus the historical determination of the models, and the impact of using averages versus actual occurrences.

The firm's AQR process forms the basis for determining the above components comprising the allowance. The AQR Committee determines, using their judgment and experience, the appropriate actions (placement on nonperforming status, specific allocation or charge-off) that should be taken with regard to specific counterparties, industries and countries. The senior members of the AQR Committee then consider appropriate actions to be taken in addition to the specific risk decisions, including a review of the following: expected loss calculations of the existing performing portfolio; the level and history of charge-offs and nonperforming assets; the estimated sale prices of certain exposures; the level of counterparties on the special review list; business and economic conditions; regulatory requirements; our historical experience; concentrations of risk by country, industry, product and client; and the relative size of many of our credit exposures given our wholesale orientation. Based on this review, each quarter, the senior members of the AQR Committee recommend the provision, if any, needed to adjust the aggregate allowance, so that the combination of the general allocation together with the specific and expected loss allocations remains at an appropriate level.

In accordance with the American Institute of Certified Public Accountants Banks and Savings Institutions Audit and Accounting Guide, we allocate for financial reporting purposes our aggregate allowance across balance sheet captions based upon the nature of the underlying exposure and management's judgment. Accordingly, we display our aggregate allowance as a reduction of Loans, a reduction of Trading account assets (relating to derivatives), and as Other liabilities (relating to off-balance sheet items such as standby letters of credit, guarantees, and commitments). We expect that portions of the aggregate allowance may be reclassified from time to time among Loans, Trading account assets, and Other liabilities due to the global and diverse nature of our business; expected shifts in the relative level of credit risk among instruments; and necessary changes in estimates and assumptions needed to calculate the allocated amounts. Such allowance reclassifications across balance sheet captions, starting June 30, 1998, are reflected as provisions or reversals of provisions in the Consolidated statement of income.

2.   ACCOUNTING CHANGES AND DEVELOPMENTS

Accounting for transfers of assets and servicing of financial assets and extinguishments of liabilities

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers of Assets and Servicing of Financial Assets and Extinguishments of Liabilities, which provides new accounting and reporting standards for sales, securitizations, servicing of receivables and other financial assets, and extinguishments of liabilities. In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. This statement deferred the provisions of SFAS No. 125 for transfers involving repurchase agreements, securities borrowing/lending transactions, and financial assets provided as collateral until January 1, 1998. Effective January 1, 1998, we adopted the provisions of SFAS No. 127. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Disclosures about segments of an enterprise and related information

In 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard establishes the criteria for determining an operating segment and the required financial information to be disclosed. SFAS No. 131 also establishes standards for disclosing related information regarding products and services, geographic areas, and major customers. This standard supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. We are required to adopt this standard starting with our consolidated financial statements for the year ended December 31, 1998. This standard is limited to issues of reporting and presentation and does not address recognition or measurement. Its adoption, therefore, will not affect our earnings, liquidity, or capital resources. We are currently in the process of evaluating SFAS No. 131 and have not yet determined what impact the adoption of this standard will have on our existing segments which are currently included in the Business sector analysis section of Management's discussion and analysis of financial condition and results of operations (MD&A).

Employer's disclosures about pensions and other postretirement benefits

In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, which revises employer's disclosures about pensions and other postretirement benefits. This standard supersedes the disclosure requirements for pension and other benefits of SFAS No. 87, Employer's Accounting for Pensions; SFAS No.88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits; and SFAS No. 106, Employer's Accounting for Postretirement Benefits Other than Pensions. The standard requires additional information on the changes in the benefit obligations and plan assets and eliminates certain disclosures to facilitate the financial analysis of these plans. We are required to adopt this standard starting with our financial statements for the year ended December 31, 1998. This standard is limited to issues of reporting and presentation and does not address recognition or measurement. Therefore, its adoption will not affect our earnings, liquidity, or capital resources.

Accounting for the costs of computer software developed or obtained for internal use

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. We are required to adopt SOP 98-1 starting in the first quarter of 1999. Restatement of financial statements of prior years is not allowed. We are currently in the process of evaluating SOP 98-1 and have not yet determined the date or the impact its adoption will have on our earnings or financial position.

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

3.   RESTRUCTURING OF BUSINESS ACTIVITIES

The nine months ended September 30, 1998 includes a first quarter 1998 pretax charge of $215 million ($129 million after tax) incurred in connection with the restructuring of certain sales and trading functions in Europe, the refocus of our investment banking and equities business in Asia, and the rationalization of resources throughout the firm. The charge reflected severance-related costs of $140 million recorded in Employee compensation and benefits associated with staff reductions of approximately 900; $70 million in Net occupancy related to real estate write-offs; and $5 million in Technology and communications, related to equipment write-offs. As of September 30, 1998, approximately $90 million of the first quarter charge was accrued in Other liabilities, of which $55 million related to severance and the remainder primarily related to real estate. Excluding certain long-term commitments (e.g. real estate leases), this remaining reserve is expected to be substantially utilized by the end of the first quarter of 1999.

4. INVESTMENTS AND BUSINESS SALES

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

Sale of global trust and agency services business

In June 1998, we completed the sale of our global trust and agency services business to Citibank (a wholly owned subsidiary of Citigroup), resulting in a net gain of $131 million ($79 million after tax) recorded in Other revenue. The sale will not have a material effect on our ongoing earnings.

Sale of investment management business in Australia

In July 1998, we completed the sale of our investment management business in Australia to Salomon Smith Barney Asset Management (a subsidiary of Citigroup), resulting in a net gain of $56 million ($34 million after tax) recorded in Other revenue. The sale will not have a material effect on our ongoing earnings.

5.  INTEREST REVENUE AND EXPENSE

The following table presents an analysis of interest revenue and expense obtained from on- and off-balance sheet financial instruments. Interest revenue and expense associated with derivative financial instruments are included with related balance sheet instruments. These derivative financial instruments are used as hedges or to modify the interest rate characteristics of assets and liabilities and include swaps, forwards, futures, options, and debt securities forwards.

                                                               Third quarter                        Nine months
                                                        -----------------------------        -----------------------------
In millions                                                1998               1997              1998               1997
--------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks                                      $  107             $   51           $   236            $   124
Debt investment securities (a)                              321                410             1,027              1,209
Trading account assets                                    1,127              1,032             3,437              3,117
Securities purchased under agreements
  to resell and federal funds sold                          533                543             1,493              1,502
Securities borrowed                                         568                457             1,578              1,284
Loans                                                       528                518             1,618              1,477
Other sources, primarily risk adjusting swaps in 1997        65                150               228                369
--------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                    3,249              3,161             9,617              9,082
--------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                    645                710             2,138              2,043
Trading account liabilities                                 386                423             1,218              1,178
Securities sold under agreements to
  repurchase and federal funds purchased                  1,054                888             2,923              2,617
Other borrowed money                                        432                365             1,235              1,073
Long-term debt                                              400                303             1,145                754
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                    2,917              2,689             8,659              7,665
--------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                        332                472               958              1,417
--------------------------------------------------------------------------------------------------------------------------

(a) Interest revenue from debt investment securities included taxable revenue of $291 million and $941 million and revenue exempt from U.S. income taxes of $30 million and $86 million for the three and nine months ended September 30, 1998, respectively. Interest revenue from debt investment securities included taxable revenue of $387 million and $1,136 million and revenue exempt from U.S. income taxes of $23 million and $73 million for the three and nine months ended September 30, 1997.

Net interest revenue associated with derivatives used for purposes other-than-trading was approximately $41 million and $112 million for the three and nine months ended September 30, 1998, respectively, compared with approximately $50 million and $160 million for the three and nine months ended September 30, 1997, respectively. At September 30, 1998, approximately $256 million of net deferred losses on closed derivative contracts used for purposes other-than-trading were recorded on the Consolidated balance sheet. These amounts are primarily net deferred losses on closed hedge contracts, which are included in the amortized cost of the debt investment portfolio as of September 30, 1998. The amount of net deferred gains or losses on closed derivative contracts changes from period to period, primarily due to the amortization of such amounts to Net interest revenue. These changes are also influenced by the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred losses (gains) on closed derivative contracts as of September 30, 1998 of $256 million, are expected to amortize into Net interest revenue as follows: $27 million remainder of 1998; $100 million in 1999; $90 million in 2000; $46 million in 2001; ($1)
million in 2002; ($3) million in 2003; and approximately ($3) million thereafter.

6.   TRADING REVENUE

We disaggregate trading revenue by principal product grouping across all of our business sector activities within the following categories:

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

Our Commodities trading revenue includes the results from transactions in spot, forwards, options, and swaps.

Our Proprietary trading revenue reflects results from transactions we enter into for our own account across all markets. Instruments utilized in our Proprietary trading activities include fixed income securities, foreign exchange, equity securities, and related derivatives.

The following table presents trading revenue for the three and nine months ended September 30, 1998 and 1997. This revenue reflects only a portion of the total revenues generated by our activities and excludes other important sources of revenues, including fees and commissions. As a result, this table does not reflect the integrated nature of our business. Refer to the Business sector analysis in MD&A for more information.

                              Third quarter           Nine months
                            -----------------      ----------------
In millions                   1998    1997           1998     1997
-------------------------------------------------------------------
Fixed income                 ($ 95)   $416         $1,078   $1,012
Equities                        (6)     51            160      332
Foreign exchange               158      78            393      270
Commodities                      5      17             55       32
Proprietary trading             57      95            206      185
-------------------------------------------------------------------
Total trading revenue          119     657          1,892    1,831
-------------------------------------------------------------------


7.   INVESTMENT SECURITIES

DEBT INVESTMENT SECURITIES

Our debt investment securities portfolio is classified as available-for-sale. Available-for-sale securities are measured at fair value and unrealized gains or losses are reported as a net amount within the stockholders' equity account, Net unrealized gains on investment securities, net of taxes.

The following table presents the gross unrealized gains and losses and a comparison of the cost, and the fair and carrying value of our available-for-sale debt investment securities at September 30, 1998. The gross unrealized gains or losses on each debt investment security include the effects of any related hedge. See Note 9, Off-balance sheet financial instruments, for additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities.

                                                                                       Gross             Gross           Fair and
                                                                                  unrealized        unrealized           carrying
In millions: September 30, 1998                                      Cost              gains            losses              value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                                  $      674             $  167            $    1         $      840
U.S. government agency, principally mortgage-backed                20,975                248                85             21,138
U.S. state and political subdivision                                2,190                201                11              2,380
U.S. corporate and bank debt                                          253                  1                 2                252
Foreign government (a)                                                376                  6                21                361
Foreign corporate and bank debt                                       647                  1                94                554
Other                                                                 116                 --                --                116
------------------------------------------------------------------------------------------------------------------------------------
Total debt investment securities                                   25,231                624               214             25,641
------------------------------------------------------------------------------------------------------------------------------------

(a) Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development

The table below presents gains, losses, and write-downs of debt investment securities during the three and nine months ended September 30, 1998 and 1997. These amounts are recorded in Investment securities revenue.

                                                                  Third quarter            Nine months
                                                            ----------------------   ----------------------
In millions                                                  1998           1997       1998         1997
-----------------------------------------------------------------------------------------------------------
Gross realized gains from sales of securities               $  4         $   38     $    62       $   84
Gross realized losses from sales of securities               (27)           (31)       (111)         (64)
Net gains on maturities, calls, and mandatory redemptions      2              3           2            3
Write-downs for other-than-temporary impairments in value      -            (11)         (2)         (26)
-----------------------------------------------------------------------------------------------------------
Net debt investment securities losses                        (21)            (1)        (49)          (3)
-----------------------------------------------------------------------------------------------------------

Morgan Guaranty

In the Morgan Guaranty consolidated statement of condition on page 8, the balance for Debt investment securities available-for-sale carried at fair value decreased from $20.5 billion at December 31, 1997 to $3.2 billion at September 30, 1998, reflecting Morgan Guaranty's sale of approximately $18 billion of debt investment securities to an affiliated J.P. Morgan entity during the first six months of 1998.


EQUITY INVESTMENT SECURITIES
Equity investment securities include both marketable and nonmarketable securities.

Marketable available-for-sale equity investment securities
Marketable equity investment securities, which are classified as available-for-sale, are recorded at fair value. Unrealized gains and losses are reported as a net amount within the stockholders' equity account, Net unrealized gains on investment securities, net of taxes. Gross unrealized gains and losses, as well as a comparison of the cost, and fair and carrying value of marketable available-for-sale equity investment securities as of September 30, 1998 are shown in the following table.


In millions: September 30, 1998
----------------------------------------------------------------------
Cost                                                         $  312
----------------------------------------------------------------------
Gross unrealized gains                                          148
Gross unrealized losses                                         (64)
----------------------------------------------------------------------
Net unrealized gains(a)                                          84
----------------------------------------------------------------------
Fair and carrying value                                         396
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

In millions: September 30, 1998
--------------------------------------------------------------------------------
Carrying value                                                           $  555
Net unrealized gains on nonmarketable securities(a)                         129
--------------------------------------------------------------------------------
Fair value                                                                  684
--------------------------------------------------------------------------------

(a) Primarily relates to investments in the telecommunications and transportation industries.

Realized gains and write-downs

The following table presents gross realized gains and write-downs for other-than-temporary impairments in value related to our equity investments portfolio, excluding securities in SBICs, for the three and nine months ended September 30, 1998 and 1997. These amounts are recorded in Investment securities revenue.

                                                                           Third quarter                 Nine months
                                                                      -----------------------       -----------------------
In millions                                                             1998            1997          1998            1997
---------------------------------------------------------------------------------------------------------------------------
Gross realized gains from marketable available-for-sale securities    $  192           $  15        $  334          $  107
Gross realized gains from nonmarketable and other equity securities        5              35            16             122
Write-downs for other-than-temporary impairments in value                (48)            (13)          (82)            (25)
---------------------------------------------------------------------------------------------------------------------------
Net equity investment securities realized gains                          149              37           268             204
---------------------------------------------------------------------------------------------------------------------------

8.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the carrying value of trading account assets - before taking into consideration the allowance for credit losses - and trading account liabilities at September 30, 1998. It also includes the average balance for the three and nine months ended September 30, 1998.

                                          Carrying                       Average
                                             value                       balance
                                      ---------------------------------------------------------------
                                      September 30            Third quarter            Nine months
In millions:                                  1998                     1998                   1998
-----------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
 U.S. Treasury                           $  17,180                $  10,334              $  10,612
 U.S. government agency                      9,098                   10,626                 10,381
 Foreign government                         23,615                   26,795                 30,856
 Corporate debt and equity                  20,185                   22,041                 21,983
 Other securities                            8,925                   10,540                  9,890
 Interest rate and currency swaps           24,549                   27,952                 23,034
 Foreign exchange contracts                  3,017                    3,228                  4,159
 Interest rate futures and forwards            441                      188                    207
 Commodity and equity contracts              2,990                    5,380                  2,692
 Purchased option contracts                 19,071                   10,881                 12,611
-----------------------------------------------------------------------------------------------------
 Total trading account assets              129,071                  127,965                126,425
-----------------------------------------------------------------------------------------------------
 TRADING ACCOUNT LIABILITIES
 U.S. Treasury                               7,001                    8,155                  9,304
 Foreign government                         10,124                   12,163                 14,366
 Corporate debt and equity                   8,710                   10,235                  9,928
 Other securities                            2,431                    1,899                  2,820
 Interest rate and currency swaps           23,047                   23,591                 19,196
 Foreign exchange contracts                  3,640                    2,053                  4,148
 Interest rate futures and forwards          1,321                      806                    880
 Commodity and equity contracts              2,815                    4,711                  2,779
 Written option contracts                   19,463                   13,597                 12,852
-----------------------------------------------------------------------------------------------------
 Total trading account liabilities          78,552                   77,210                 76,273
-----------------------------------------------------------------------------------------------------

9.   OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

In our investing activities we use derivative instruments including:

- interest rate and currency swap contracts
- foreign exchange forward contracts
- interest rate futures and debt securities forward contracts
- interest rate and equity option contracts

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

A summary of the on-balance sheet credit exposure, which is represented by the positive fair value associated with derivatives, is included in the following table. Our on-balance sheet exposure takes into consideration $101.9 billion of master netting agreements in effect at September 30, 1998.

In billions: September 30, 1998                                Notional amounts         Credit exposure
----------------------------------------------------------------------------------------------------------
Interest rate and currency swaps
  Trading                                                              $3,195.1
  Other-than-trading(a)(b)                                                 75.1
----------------------------------------------------------------------------------------------------------
  Total interest rate and currency swaps                                3,270.2                 $24.5
----------------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and futures contracts
  Trading                                                                 659.5
  Other-than-trading(a)(b)                                                 36.8
----------------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward, and futures
  Contracts                                                               696.3                   3.0
----------------------------------------------------------------------------------------------------------
Interest rate futures, forward rate agreements,
  and debt securities forwards
  Trading                                                               1,795.6
  Other-than-trading                                                       21.1
----------------------------------------------------------------------------------------------------------
  Total interest rate futures, forward rate agreements,
  and debt securities forwards                                          1,816.7                   0.4
----------------------------------------------------------------------------------------------------------
Commodity and equity swaps, forward,
  and futures contracts, all trading                                       94.6                   3.0
----------------------------------------------------------------------------------------------------------
Purchased options(c)
  Trading                                                               1,255.1
  Other-than-trading(a)                                                     0.8
----------------------------------------------------------------------------------------------------------
  Total purchased options                                               1,255.9                  19.1
----------------------------------------------------------------------------------------------------------
Written options, all trading(d)                                         1,493.0
----------------------------------------------------------------------------------------------------------
Total on-balance sheet credit exposure                                                           50.0
----------------------------------------------------------------------------------------------------------

 (a) The majority of J.P. Morgan's derivatives used for purposes other-than-trading are transacted with independently managed J.P. Morgan derivatives dealers who function as intermediaries for credit and administrative purposes.

 (b) The notional amounts of derivative contracts used for purposes other-than-trading, conducted in the foreign exchange markets, primarily forward contracts, amounted to $42.0 billion at September 30, 1998, and were primarily denominated in the following currencies: Italian lira $5.6 billion, British pound $4.2 billion, German deutsche mark $3.9 billion, French franc $3.8 billion, Japanese yen $3.4 billion, and Swiss franc $3.1 billion.

 (c) At September 30, 1998, purchased options used for trading purposes included $910.6 billion of interest rate options, $245.3 billion of foreign exchange options, and $99.2 billion of commodity and equity options. Options used for purposes other-than-trading are primarily interest rate options. Purchased options executed on an exchange amounted to $337.5 billion and those negotiated over-the-counter amounted to $918.4 billion at September 30, 1998.

 (d) At September 30, 1998, written options included $1,154.9 billion of interest rate options, $231.8 billion of foreign exchange options, and $106.3 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $500.2 billion and those negotiated over-the-counter amounted to $992.8 billion at September 30, 1998.

As part of our other-than-trading activities, we use derivatives to hedge our exposure to interest rate and currency fluctuations, primarily on or related to debt investment securities. We also use them to modify the characteristics of interest rate-related balance sheet instruments such as loans, short-term borrowings, and long-term debt.

Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $1.105 billion at September 30, 1998. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt and deposits. Gross unrealized gains and gross unrealized losses associated with open derivative contracts at September 30, 1998, are as follows:

                                             Gross           Gross                   Net
                                        unrealized      unrealized            unrealized
In millions: September 30, 1998              gains        (losses)        gains (losses)
----------------------------------------------------------------------------------------
Long-term debt                              $  793          $(130)                 $663
Debt investment securities                     157           (179)                  (22)
Deposits                                       436            (22)                  414
Other financial instruments                    226           (176)                   50
---------------------------------------------------------------------------------------
Total                                        1,612           (507)                1,105
---------------------------------------------------------------------------------------

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

The total contractual amount of credit-related financial instruments does not represent the future liquidity requirements, since we expect a significant amount of commitments to expire or mature without being drawn. The credit risk associated with these instruments varies depending on the client's creditworthiness and the value of any collateral held. Commitments to extend credit generally require clients to meet certain credit-related terms and conditions before drawdown. We require collateral in connection with securities lending indemnifications. Market risk for commitments to extend credit and standby letters of credit and guarantees, while not significant, may exist as availability of and access to credit markets change.

The following table summarizes the contractual amount of credit-related financial instruments as of September 30, 1998.

In billions: September 30, 1998
--------------------------------------------------------------------------------
Commitments to extend credit                                            $89.9
Standby letters of credit and guarantees                                 16.5
Securities lending indemnifications (a)                                   8.9
--------------------------------------------------------------------------------

(a) At September 30, 1998, J.P. Morgan held cash and other collateral in support of securities lending indemnifications.

Included in Fees and Commissions are credit-related fees of $40 million and $124 million for the three and nine months ended September 30, 1998, respectively, and $44 million and $121 million for the three and nine months ended
September 30, 1997, respectively. They are primarily earned from commitments to extend credit, standby letters of credit and guarantees, and securities lending indemnifications.

Other

Amounts receivable and payable for securities that have not reached their contractual settlement dates are recorded net in the consolidated balance sheet. This is consistent with industry practice. Amounts payable for securities purchased of $38.1 billion was netted against amounts receivable for securities sold of $35.6 billion. This produced a net trade date payable of $2.5 billion, recorded in Accounts payable and accrued expenses as of September 30, 1998.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we estimate the fair value of all on-balance sheet and off-balance sheet financial instruments. At September 30, 1998, we estimate that the SFAS No. 107 aggregate net fair value of all financial instruments exceeded associated net carrying values on our consolidated balance sheet by $0.3 billion, compared with an excess of $1.0 billion at December 31, 1997. The decrease from December 31, 1997 primarily related to net loans as well as various interest rate-sensitive liabilities.

The SFAS No. 107 fair value of a financial instrument is the current amount that would be exchanged between willing parties (other than in a forced sale or liquidation), and is best evidenced by a quoted market price, if one exists. Where quoted market prices are not available for financial instruments, fair values are estimated using internal valuation techniques including pricing models and discounted cash flows which may not be indicative of net realizable value. Derivative contracts classified as nonperforming are included at their recorded carrying value in these disclosures. The use of other valuation techniques may produce results that are different than those obtained under current fair value methodologies. For example, using the cost of credit derivatives to hedge loan exposures as a method to estimate the fair value of loans, rather than discounting loans using current market rates, would result in fair values that are substantially lower.

11.   NONPERFORMING ASSETS

Total nonperforming assets - net of charge-offs - at September 30, 1998 are presented in the following table.
--------------------------------------------------------------------------------

In millions: September 30, 1998
--------------------------------------------------------------------------------
Nonperforming loans:
  Commercial and industrial                                                 $ 12
  Banks and other financial institutions                                       2
  Other                                                                       46
--------------------------------------------------------------------------------
Total nonperforming loans                                                     60
--------------------------------------------------------------------------------
Other nonperforming assets,
  primarily swaps with Asian banking and other financial institutions        533
--------------------------------------------------------------------------------
Total nonperforming assets                                                   593
--------------------------------------------------------------------------------

12. AGGREGATE ALLOWANCE FOR CREDIT LOSSES

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

The following tables summarize the activity of the aggregate allowance for credit losses.

                                                                Third quarter
In millions                                                              1998
------------------------------------------------------------------------------
BALANCE, JULY 1                                                          $904
------------------------------------------------------------------------------
Provision for credit losses                                                75
------------------------------------------------------------------------------
Recoveries                                                                  4
Charge-offs:
   Commercial and industrial                                               (6)
   Banks and other financial institutions                                 (31)
   Losses on sale of loans, primarily banks
      and other financial institutions                                    (11)
   Other                                                                  (21)
------------------------------------------------------------------------------
 Net charge-offs                                                          (65)
------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 30                                                    914
------------------------------------------------------------------------------

For the three months ended September 30, 1998: $50 million of the provision for credit losses related to trading account assets and the remaining $25 million related to loans; $52 million of charge-offs related to trading account assets and the remaining $17 million related to loans; and recoveries of $4 million related to loans.

                                                                    Nine months
In millions                                                                1998
--------------------------------------------------------------------------------
BALANCE, JANUARY 1                                                       $1,081
--------------------------------------------------------------------------------
Provision for credit losses                                                  75
--------------------------------------------------------------------------------
Recoveries                                                                   19
Charge-offs:
   Commercial and industrial                                                (64)
   Banks and other financial institutions                                   (87)
   Losses on sale of loans, primarily banks
      and other financial institutions                                      (89)
   Other                                                                    (21)
--------------------------------------------------------------------------------
Net charge-offs                                                            (242)
--------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30                                                       914
--------------------------------------------------------------------------------

For the nine months ended September 30, 1998: $50 million of the provision for credit losses related to trading account assets and the remaining $25 million related to loans; $131 million of charge-offs related to trading account assets and the remaining $130 million related to loans; $13 million of recoveries related to loans and the remaining $6 million related to trading account assets.

13.   INVESTMENT BANKING REVENUE

In the third quarter of 1998 and 1997, investment banking revenue of $312 million and $320 million includes $83 million and $132 million, respectively, of underwriting revenue. For the nine months ended September 30, 1998 and 1997, investment banking revenue of $1.020 billion and $840 million includes $402 million and $369 million, respectively, of underwriting revenue.

14.   OTHER REVENUE AND OTHER EXPENSES

Other revenue

In the 1998 third quarter, Other revenue of $71 million includes the $56 million net gain on the sale of the firm's investment management business in Australia. It also includes losses of approximately $22 million on hedges of the firm's anticipated foreign currency revenues and expenses. These losses were partially offset by the impact of exchange rate movements on reported revenues and expenses in the respective period. In addition to the 1998 third quarter gain, Other revenue for the first nine months of 1998, includes the second quarter $131 million net gain on the sale of our global trust and agency services business and approximately $38 million of losses on hedges of the firm's anticipated foreign currency revenues and expenses. See Note 4, Investments and business sales, for additional information.

Other revenue includes $12 million and $85 million for the three and nine months ended September 30, 1997, respectively, of gains on hedges of anticipated foreign currency revenues and expenses.

Other expenses

The following table presents the major components of Other expenses.

                                                          Third quarter              Nine months
                                                      --------------------       --------------------
In millions                                            1998          1997         1998          1997
-----------------------------------------------------------------------------------------------------
Professional services                                  $ 28          $ 33         $ 87          $ 91
Marketing and business development                       42            48          131           141
Other                                                    85            93          297           254
-----------------------------------------------------------------------------------------------------
Total other expenses                                    155           174          515           486
-----------------------------------------------------------------------------------------------------

15.   INCOME TAXES

The effective tax rate for the three months ended September 30, 1998 and 1997 was 23% and 33%, respectively. The decrease in the effective tax rate reflects lower pretax income. For the nine months ended September 30, 1998 and 1997, the effective tax rate was 33%. Income tax expense related to net realized gains and write-downs for other-than-temporary impairments in value on debt and equity investment securities, excluding securities in SBICs, was approximately $47 million and $78 million for the three and nine months ended September 30, 1998, respectively, and $13 million and $74 million for the three and nine months ended September 30, 1997, respectively. The applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities was approximately 36% for the three and nine months ended September 30, 1998. The applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities for the three and nine months ended September 30, 1997, was approximately 37%.

16.   COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets on the consolidated balance sheet of approximately $113.3 billion at September 30, 1998, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

17.   PERFORMANCE PLAN

In July 1998, the firm adopted the 1998 Performance Plan of J.P. Morgan & Co. Incorporated and Affiliated Companies ("Performance Plan"). Awards granted under the Performance Plan will be earned based on the achievement of firm-wide performance goals (including significantly improved risk-adjusted returns, earnings growth and expense management) during the 1998-2000 performance period. Unless determined otherwise, the awards, if any, will be paid in cash in January 2001.

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

The computation of basic and diluted EPS for the three and nine months ended September 30, 1998 and 1997 is presented in the following table.

                                                                     Third quarter                           Nine months
                                                         -----------------------------------    ----------------------------------
Dollars in millions, except share data                          1998                1997               1998               1997
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $156                $396               $874             $1,194
Preferred stock dividends and other                               (9)                (10)               (27)               (27)
----------------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings
     per share - income available to
     common stockholders                                        $147                $386               $847             $1,167
----------------------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share -
     weighted-average shares                             181,663,864         184,046,463        182,309,867        186,130,064
Effect of dilutive securities:
     Options (a)                                           5,387,808(b)        6,655,232          6,445,438(b)       6,533,925
     Other stock awards (c)                                9,275,066           7,000,957          9,391,115          6,948,737
     4.75% convertible debentures                             68,747              73,823             69,964             74,940
----------------------------------------------------------------------------------------------------------------------------------
                                                          14,731,621          13,730,012         15,906,517         13,557,602
----------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
     weighted-average number of common
     shares and dilutive potential common
     shares                                              196,395,485         197,776,475        198,216,384        199,687,666
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                       $0.81               $2.10              $4.65              $6.27
Diluted earnings per share                                      0.75                1.96               4.28               5.85
----------------------------------------------------------------------------------------------------------------------------------
Earnings per share amounts are based on actual numbers before rounding.

(a) The dilutive effect of stock options was computed using the treasury stock method. This method computes the number of incremental shares by assuming the issuance of outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price of our common stock for the period. The related tax benefits are also considered.

(b) Options to purchase 5,129,000 shares of our common stock at $130.94 per share were outstanding at September 30, 1998, but were not included in the computation of diluted EPS for the three and nine months ended September 30, 1998. The inclusion of such options using the treasury stock method would have an antidilutive effect on the diluted EPS calculation because the options' exercise price was greater than the average market price of our common shares for the three and nine months ended September 30, 1998. These options expire on July 15, 2008.

(c) Weighted-average incremental shares for other stock awards include restricted stock and stock bonus awards.

19. CAPITAL REQUIREMENTS

J.P. Morgan, our subsidiaries, and certain foreign branches of our bank subsidiary, Morgan Guaranty Trust Company of New York (Morgan Guaranty), are subject to regulatory capital requirements of U.S. and foreign regulators. Our primary federal banking regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board), establishes minimum capital requirements for J.P. Morgan, the consolidated bank holding company, and some of our subsidiaries, including Morgan Guaranty. These requirements ensure banks and bank holding companies meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. Failure to meet these requirements can result in actions by regulators that could have a direct material impact on our financial statements. The capital of J.P. Morgan and our principal subsidiaries, Morgan Guaranty and J.P. Morgan Securities Inc. (JPMSI), exceeded the minimum requirements set by each regulator at September 30, 1998.

Capital ratios and amounts

The following table indicates the risk-based capital and leverage ratios and amounts as of September 30, 1998 for J.P. Morgan and Morgan Guaranty under the Federal Reserve Board's market risk capital guidelines. These guidelines incorporate a measure of market risk for trading positions. Under the market risk capital guidelines, the published capital ratios of J.P. Morgan are calculated including the equity, assets, and off-balance sheet exposures of JPMSI. In accordance with Federal Reserve Board guidelines, the risk-based capital and leverage amounts and ratios exclude the effect of SFAS No. 115.

Dollars in millions                          Amounts                  Ratios(b)
--------------------------------------------------------------------------------
Tier 1 capital(a)
   J.P. Morgan                              $11,320                     7.6%
   Morgan Guaranty                           10,528                     8.3
--------------------------------------------------------------------------------
Total risk-based capital(a)
   J.P. Morgan                              $16,649                    11.2%
   Morgan Guaranty                           14,476                    11.4
--------------------------------------------------------------------------------
Leverage
   J.P. Morgan                                                          4.0%
   Morgan Guaranty                                                      5.6
--------------------------------------------------------------------------------

(a) For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum tier 1 capital of $6.0 billion and $5.1 billion, respectively. For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum total risk-based capital of $11.9 billion and $10.2 billion, respectively.

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

Bank holding companies also have guidelines which determine the capital levels at which they shall be considered well capitalized. Pursuant to these guidelines, the Federal Reserve Board considers a bank holding company who has adopted the market risk rules to be well capitalized if it has minimum tier 1 capital, total capital, and leverage ratios of 6%, 10%, and 3%, respectively.

At September 30, 1998, the ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards required for a well capitalized bank holding company and bank, respectively. Management is aware of no conditions or events that have occurred since September 30, 1998, that would change J.P. Morgan's and Morgan Guaranty's well capitalized status.

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

- Provision for credit losses is allocated based on charge-offs in the region for the respective period.

The results for the three and nine months ended September 30, 1998 and 1997 are distributed among domestic and international operations, as presented in the following table.

-----------------------------------------------------------------------------------------------------------
                                                                                     Income
                                  Client-                                             tax
                                  focused       Total       Total        Pretax      expense/     Net
In millions                       revenues    revenues(a)  expenses income/(loss)   (benefit) income/(loss)
-----------------------------------------------------------------------------------------------------------
THIRD QUARTER 1998
Europe(b)                          $  209       $ 211       $  354       ($143)       ($57)       ($86)
Asia Pacific                          170         138(e)       106          32          13          19
Latin America(c)                      104          90           42          48          19          29
----------------------------------------------------------------------------------------------------------
Total international operations        483         439          502         (63)        (25)        (38)
Domestic operations(d)                626         862          597         265          71         194
----------------------------------------------------------------------------------------------------------
Total                               1,109       1,301        1,099         202          46         156
----------------------------------------------------------------------------------------------------------
THIRD QUARTER 1997
Europe(b)                             493         516          418          98          39          59
Asia Pacific                          180         247          138         109          43          66
Latin America(c)                      142         164           62         102          41          61
----------------------------------------------------------------------------------------------------------
Total international operations        815         927          618         309         123         186
Domestic operations(d)                809         989          708         281          71         210
----------------------------------------------------------------------------------------------------------
Total                               1,624       1,916        1,326         590         194         396
----------------------------------------------------------------------------------------------------------
NINE MONTHS 1998(h)
Europe(b)                           1,512       1,602(f)     1,371(g)      231          92         139
Asia Pacific                          612         507          396(g)      111          45          66
Latin America(c)                      370         389          184         205          82         123
----------------------------------------------------------------------------------------------------------
Total international operations      2,494       2,498        1,951         547         219         328
Domestic operations(d)              2,453       2,953        2,196(g)      757         211         546
----------------------------------------------------------------------------------------------------------
Total                               4,947       5,451        4,147       1,304         430         874
----------------------------------------------------------------------------------------------------------
NINE MONTHS 1997
Europe(b)                           1,442       1,653        1,152         501         200         301
Asia Pacific                          521         623          392         231          92         139
Latin America(c)                      450         545          181         364         146         218
----------------------------------------------------------------------------------------------------------
Total international operations      2,413       2,821        1,725       1,096         438         658
Domestic operations(d)              2,291       2,719        2,033         686         150         536
----------------------------------------------------------------------------------------------------------
Total                               4,704       5,540        3,758       1,782         588       1,194
----------------------------------------------------------------------------------------------------------

(a) Includes net interest revenue and noninterest revenues.

(b) Includes the Middle East and Africa.

(c) Includes Mexico, Central America, and South America.

(d) Includes the United States, Canada, and the Caribbean. Results relate substantially to United States operations for both years.

(e) Includes 1998 third quarter net pretax gain of $56 million related to the sale of our investment management business in Australia. See Note 4, Investments and business sales.

(f) Includes 1998 second quarter net pretax gain of $131 million related to the sale of our global trust and agency services business. See Note 4, Investments and business sales.

(g) Total expenses include a 1998 first quarter $215 million pretax charge related to the restructuring of business activities which was recorded as follows: $116 million in Europe, $15 million in Asia Pacific, and $84 million in Domestic operations.

(h) Expense allocations for prior quarters of 1998 have been reclassified to conform with the current presentation.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan reported third quarter net income of $156 million, down from $396 million in the third quarter of 1997 and $481 million in the 1998 second quarter. The 1998 third quarter result includes a gain of $56 million ($34 million after tax) related to the sale of a business. Excluding the gain, net income was $122 million. Earnings per share in the 1998 third quarter were $0.75, or $0.58 excluding the gain.

The quarter's result reflects the impact of global market upheaval. Markets were characterized by extreme volatility, widening of credit spreads, lower asset values, and withdrawal of investors from many markets.

Although client activity has improved from the latter part of the third quarter, market conditions remain difficult, with illiquidity in certain markets, high levels of volatility and continued breakdowns in historical market correlations. In light of market conditions and ongoing productivity initiatives, individual business units are adjusting their resource levels to reduce core expenses. These adjustments will result in a fourth quarter charge, consisting mainly of personnel-related and occupancy costs.

Net income for the first nine months of 1998 was $890 million, excluding after-tax gains of $113 million on business sales and a $129 million after-tax restructuring charge taken in the first quarter. This compares with $1.194 billion in the first nine months of 1997. Earnings per share for the 1998 year to date, excluding special items, were $4.36, versus $5.85 in the same period a year ago.



OTHER HIGHLIGHTS OF THE QUARTER:

- Revenues declined 32% from a year ago reflecting unsettled markets globally.

- Expenses fell 17% from a year ago reflecting lower compensation accruals and continued progress on productivity initiatives.

- A $75 million provision brought the allowance for credit losses to $914 million.

- We continued to reduce emerging market credit exposures: emerging Asian exposures are down more than 50% from their December 31, 1997 levels; Latin American exposures are down nearly 40%.

- We expect to exceed our previously announced savings target of $300-$500 million, reducing core expenses in 1999 by $400 million and reinvesting the balance of the savings.

THIRD QUARTER RESULTS AT A GLANCE

                                                                                    Second
                                                             Third quarter          quarter
-------------------------------------------------------------------------------------------
In millions of dollars, except per share data            1998         1997           1998
-------------------------------------------------------------------------------------------
Revenues                                                $1,301      $ 1,916         $2,153
Operating expenses                                      (1,099)      (1,326)        (1,416)
Income taxes                                               (46)        (194)          (256)
-------------------------------------------------------------------------------------------
Net income                                                 156          396            481
Net income per share                                    $ 0.75      $  1.96         $ 2.36
Dividends declared per share                            $ 0.95      $  0.88         $ 0.95
-------------------------------------------------------------------------------------------

BUSINESS SECTOR ANALYSIS

For the purposes of reporting our results, we divide our business activities into five sectors: Finance and Advisory, Market Making, Asset Management and Servicing, Equity Investments, and Proprietary Investing and Trading.

The first three sectors - Finance and Advisory, Market Making, and Asset Management and Servicing - comprise the services we provide to clients. Equity Investments and Proprietary Investing and Trading represent the activities we undertake exclusively for our own account. For a complete description of our business sectors, refer to the J.P. Morgan & Co. Incorporated 1997 Annual report. Presented below are the summary results for each sector for the three and nine months ended September 30, 1998 and 1997 and for the three months ended June 30, 1998.

                                                  Asset      TOTAL
                      Finance                Management     CLIENT-               Proprietary        TOTAL
                          and       Market          and     FOCUSED       Equity    Investing  PROPRIETARY  Corporate
In millions          Advisory       Making    Servicing  ACTIVITIES  Investments  and Trading   ACTIVITIES      Items  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 1998

Total revenues           $413 (a)    $260        $436      $1,109        $157         $121        $278       ($86) (b)    $1,301
Total expenses            281         387         335       1,003          10           40          50         46          1,099
-----------------------------------------------------------------------------------------------------------------------------------
Pretax income             132        (127)        101         106         147           81         228       (132)           202
-----------------------------------------------------------------------------------------------------------------------------------

THIRD QUARTER 1997

Total revenues            548         669         407       1,624          66          241         307        (15)         1,916
Total expenses            343         528         339       1,210          10           49          59         57          1,326
-----------------------------------------------------------------------------------------------------------------------------------
Pretax income             205         141          68         414          56          192         248        (72)           590
-----------------------------------------------------------------------------------------------------------------------------------

INCREASE/(DECREASE), THIRD QUARTER 1998  VS. THIRD
QUARTER 1997

Total revenues           (135)       (409)         29        (515)         91        (120)         (29)       (71)          (615)
Total expenses            (62)       (141)         (4)       (207)         --          (9)          (9)       (11)          (227)
-----------------------------------------------------------------------------------------------------------------------------------
Pretax income             (73)       (268)         33        (308)         91        (111)         (20)       (60)          (388)
-----------------------------------------------------------------------------------------------------------------------------------


SECOND QUARTER 1998

Total revenues            588         920         445       1,953         108          58          166         34 (c)      2,153
Total expenses            366         565         362       1,293          11          48           59         64          1,416
-----------------------------------------------------------------------------------------------------------------------------------
Pretax income             222         355          83         660          97          10          107        (30)           737
-----------------------------------------------------------------------------------------------------------------------------------


INCREASE/(DECREASE), THIRD QUARTER 1998  VS. SECOND
QUARTER 1998

Total revenues           (175)       (660)         (9)       (844)         49          63          112        (120)         (852)
Total expenses            (85)       (178)        (27)       (290)         (1)         (8)          (9)        (18)         (317)
-----------------------------------------------------------------------------------------------------------------------------------
Pretax income             (90)       (482)         18        (554)         50          71          121        (102)         (535)
-----------------------------------------------------------------------------------------------------------------------------------


NINE MONTHS 1998

Total revenues          1,565 (a)   2,099        1,283       4,947         290         417         707        (203)(d)     5,451
Total expenses          1,002       1,560        1,040       3,602          28         137         165         380 (e)     4,147
-----------------------------------------------------------------------------------------------------------------------------------
Pretax income             563         539          243       1,345         262         280         542        (583)        1,304
-----------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS 1997

Total revenues          1,480       2,050        1,174       4,704         239         633         872         (36)        5,540
Total expenses            996       1,457          959       3,412          28         140         168         178         3,758
-----------------------------------------------------------------------------------------------------------------------------------
Pretax income             484         593          215       1,292         211         493         704        (214)        1,782
-----------------------------------------------------------------------------------------------------------------------------------

INCREASE/(DECREASE), NINE MONTHS 1998  VS. NINE MONTHS 1997

Total revenues             85          49          109         243           51       (216)      (165)        (167)          (89)
Total expenses              6         103           81         190            -         (3)        (3)         202           389
-----------------------------------------------------------------------------------------------------------------------------------
Pretax income              79         (54)          28          53           51       (213)      (162)        (369)         (478)
-----------------------------------------------------------------------------------------------------------------------------------


(a) Includes a third quarter 1998 provision for credit losses of $75 million.

(b) Includes a third quarter 1998 pretax gain of $56 million related to the sale of the firm's investment management business in Australia.

(c) Includes a second quarter 1998 pretax gain of $131 million related to the sale of the firm's global trust and agency services business.

(d) Includes 1998 pretax gains of $187 million related to business sales (see notes b and c).

(e) Includes a first quarter 1998 pretax charge of $215 million related to the restructuring of business activities.

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

The following table summarizes revenues by major activity included within each of our business sectors for the three and nine months ended September 30, 1998 and 1997 and the three months ended June 30, 1998.

                                      Third         Third                   Second                    Nine         Nine
                                    Quarter       Quarter    Increase/     Quarter    Increase/     Months       Months    Increase/
In millions                            1998          1997   (Decrease)        1998   (Decrease)       1998         1997   (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
 Advisory & Underwriting            $   268       $   328       ($ 60)      $  334      ($ 66)      $  942      $   804       $ 138
 Global Credit                          145 (a)       220         (75)         254       (109)         623 (a)      676         (53)
------------------------------------------------------------------------------------------------------------------------------------
 FINANCE AND ADVISORY                   413           548        (135)         588       (175)       1,565        1,480          85
------------------------------------------------------------------------------------------------------------------------------------

 Fixed Income                            56           333        (277)         377       (321)         893          864          29
 Emerging Markets                       (56)          111        (167)         149       (205)         330          420         (90)
 Equities                               119           106          13          205        (86)         440          416          24
 Foreign Exchange                       138            99          39          147         (9)         377          302          75
 Commodities                              3            20         (17)          42        (39)          59           48          11
------------------------------------------------------------------------------------------------------------------------------------
 MARKET MAKING                          260           669        (409)         920       (660)       2,099        2,050          49
------------------------------------------------------------------------------------------------------------------------------------

 Asset Management Services              270           259          11          277         (7)         798          758          40
 Securities and Futures Services        166           148          18          168         (2)         485          416          69
------------------------------------------------------------------------------------------------------------------------------------

 ASSET MANAGEMENT AND SERVICING         436           407          29          445         (9)       1,283        1,174         109
------------------------------------------------------------------------------------------------------------------------------------

 TOTAL CLIENT-FOCUSED REVENUES        1,109         1,624        (515)       1,953       (844)       4,947        4,704         243
------------------------------------------------------------------------------------------------------------------------------------

 EQUITY INVESTMENTS                     157            66          91          108         49          290          239          51
------------------------------------------------------------------------------------------------------------------------------------

 PROPRIETARY INVESTING AND TRADING      121           241        (120)          58         63          417          633        (216)
------------------------------------------------------------------------------------------------------------------------------------

 TOTAL PROPRIETARY REVENUES             278           307         (29)         166        112          707          872        (165)
------------------------------------------------------------------------------------------------------------------------------------

 CORPORATE ITEMS                        (86) (b)      (15)        (71)          34 (c)   (120)        (203) (d)     (36)       (167)
------------------------------------------------------------------------------------------------------------------------------------

 CONSOLIDATED REVENUES                1,301         1,916        (615)       2,153       (852)       5,451        5,540         (89)
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes a third quarter 1998 provision for credit losses of $75 million.

(b) Includes a third quarter 1998 pretax gain of $56 million related to the sale of the firm's investment management business in Australia.

(c) Includes a second quarter 1998 pretax gain of $131 million related to the sale of the firm's global trust and agency services business.

(d) Includes 1998 pretax gains of $187 million related to business sales (see notes b and c).

The activities of our Fixed Income, Emerging Markets, and Equities businesses are reflected across several sectors. Aggregate revenues for these businesses for the nine months ended September 30 follows: Fixed Income - (1998) $1,284 million and (1997) $1,214 million; Emerging Markets - (1998) $301 million and
(1997) $508 million; and, Equities - (1998) $700 million and (1997) $647 million.

Private clients accounted for revenues of approximately $175 million and $520 million for the three and nine months ended September 30, 1998, respectively. Of this amount, $44 million and $144 million were recorded in the Finance and Advisory and Market Making sectors for the three and nine months ended September 30, 1998, respectively. Private clients accounted for revenues of approximately $160 million and $438 million for the three and nine months ended September 30, 1997, respectively. Of this amount, $51 million and $136 million were recorded in the Finance and Advisory and Market Making sectors for the three and nine months ended September 30, 1997, respectively.

REVENUES in the third quarter of 1998 were $1.301 billion, down 32% from last year and 40% from the 1998 second quarter, reflecting the global market upheaval.

Revenues from client-focused activities, reported in the Finance and Advisory, Market Making, and Asset Management and Servicing sectors, were $1.109 billion, compared with $1.624 billion last year and $1.953 billion in the second quarter. Revenues from Equity Investments and Proprietary Investing and Trading activities were $278 million, versus $307 million in 1997.

FINANCE AND ADVISORY

The Finance and Advisory sector includes results of our advisory, debt and equity underwriting, and credit activities. Revenues were $413 million, down from $548 million in the third quarter of last year and $588 million in the second quarter of 1998.

Advisory and underwriting revenues were $268 million, $60 million lower than in the 1997 third quarter. Advisory fees increased but underwriting revenues fell as issuance activity across markets worldwide slowed significantly in the latter half of the quarter. For the first nine months of 1998, Securities Data Co. ranked us sixth in announced mergers and acquisitions worldwide. In completed transactions Morgan ranked eighth, and market share advanced to 12.7% from 10.7% last year. Morgan ranked ninth in U.S. equity lead underwriting with a market share of 4.4%, up from 2.9% last year.

Revenues from credit activities in the quarter were $145 million and included a provision for credit losses of $75 million. Excluding the provision, credit revenues were flat compared with last year's quarter.

Finance and Advisory expenses in the third quarter of 1998 were $281 million compared with $343 million in the third quarter of 1997 and $366 million in the second quarter of 1998. The decrease primarily relates to lower compensation accruals. This sector includes all the costs associated with our global network of client relationship managers who market the full spectrum of our capabilities and provide the link between our clients' needs and our capital raising, advisory, asset management, market making, and risk management products and services.

The Finance and Advisory sector recorded pretax income of $132 million in the third quarter of 1998 compared with $205 million a year ago and $222 million in the second quarter of 1998.

Revenues for the first nine months of 1998 increased to $1.565 billion from $1.480 billion in 1997. Expenses for the same period were $1.002 billion versus $996 million in the nine months ended September 30, 1997. Year-to-date pretax income was $563 million in 1998, as compared to $484 million for the first nine months of 1997.

MARKET MAKING

The Market Making sector includes results of our fixed income, emerging markets, equities, foreign exchange, and commodities activities. Revenues totaled $260 million in the third quarter, compared with $669 million in the third quarter of 1997 and $920 million in the second quarter of this year. Results across developed and emerging markets were affected by widening credit spreads, illiquidity and price declines in many instruments, increases in market volatility, and the breakdown of historical price relationships across markets.

Fixed income revenues declined to $56 million from $333 million in the 1997 quarter. The results included losses in corporate securities activities and lower derivatives revenues. Emerging markets recorded a loss of $56 million compared with revenues of $111 million in the 1997 quarter. The decline primarily related to losses of approximately $130 million on Russian trading account positions. Equities market making revenues increased $13 million to $119 million on strong commission volumes. Foreign exchange revenues of $138 million were $39 million higher than in the third quarter of 1997. Strong client demand and related trading in emerging market and G-7 currencies contributed to this improvement.

Market making expenses were $387 million, a 27% decrease from the third quarter of 1997 and a 32% decrease from the second quarter of 1998. The decrease primarily relates to lower compensation accruals.

The Market Making sector recorded a pretax loss of $127 million in the third quarter of 1998, compared with $141 million of pretax income in the third quarter of 1997 and $355 million of pretax income in the second quarter of 1998.

Revenues for the nine month period were $2.099 billion compared with $2.050 billion a year earlier. Expenses for the same period were $1.560 billion compared to $1.457 billion in the nine months ended September 30, 1997. Year-to-date pretax income was $539 million in 1998, as compared to $593 million for the first nine months of 1997.

ASSET MANAGEMENT AND SERVICING

The Asset Management and Servicing sector includes results of institutional investment management and mutual funds, services for private clients, and securities and futures services activities. Revenues were up 7% to $436 million in the third quarter from a year ago and essentially unchanged from the 1998 second quarter.

Revenues from asset management increased $23 million or 9% from a year ago, excluding the effect of our partnership with American Century, driven by growth in investment management fees of 11%. Including American Century, asset management revenues were $270 million, up $11 million. Assets under management were $278 billion at September 30, 1998, compared with $244 billion at September 30, 1997, and $302 billion at June 30, 1998. The decline from the previous quarter was principally caused by the worldwide weakness in equity prices.

Revenues from private client services across our business sectors rose 9% to $175 million from the 1997 quarter. Despite the turbulent market environment, investment management and liquidity management revenues rose, while brokerage commissions remained stable.

On October 1, 1998, J.P. Morgan and the Dai-Ichi Kangyo Bank, Limited agreed to form an integrated joint venture to offer investment trusts (i.e., mutual funds) to retail customers in Japan.

Revenues from securities and futures services rose nearly 20% to $166 million, excluding prior year revenues of the global trust and agency services business, which was sold in June 1998. The increase included record results in futures and options brokerage.

Asset Management and Servicing expenses were $335 million in the third quarter of 1998, compared with $339 million in the third quarter of 1997 and $362 million in the second quarter of 1998.

The Asset Management and Servicing sector recorded pretax income of $101 million in the third quarter of 1998, compared with $68 million in the year-earlier period and $83 million in the second quarter of 1998.

Revenues for the nine month period increased to $1.283 billion from $1.174 billion a year earlier. Expenses for the same period were $1.040 billion versus $959 million for the nine months ended September 30, 1997. Year-to-date pretax income was $243 million, as compared to $215 million for the first nine months of 1997.

EQUITY INVESTMENTS

The Equity Investments sector includes results from our proprietary equity investments portfolio management activities. Reported revenues were $157 million in the third quarter, compared with $66 million a year ago and $108 million in the 1998 second quarter. Gains of $197 million this quarter primarily related to an investment in the insurance industry. Offsetting these gains were write-downs of $48 million mostly related to investments in Latin America. Equity investments recorded pretax income of $147 million in the third quarter of 1998, compared with $56 million in the third quarter of 1997 and $97 million in the second quarter of 1998.

Revenues for the nine month period were $290 million, as compared with $239 million a year earlier. Year-to-date pretax income was $262 million in 1998, as compared to $211 million for the first nine months of 1997.

The downturn in equity markets caused total return - reported revenues and the change in net unrealized appreciation - to be negative $90 million compared with $176 million in the 1997 third quarter and negative $48 million last quarter. Total return for the nine months ended September 30, 1998 was negative $53 million compared with $363 million for the nine months ended September 30, 1997.

PROPRIETARY INVESTING AND TRADING

The Proprietary Investing and Trading sector includes results from our market and credit risk positioning and capital and liquidity management activities. Revenues were $121 million in the 1998 third quarter, compared with $241 million a year ago and $58 million in the 1998 second quarter. The Proprietary Investing and Trading sector recorded pretax income of $81 million in the third quarter of 1998, compared with $192 million in the same period a year ago and $10 million in the 1998 second quarter.

Revenues for the nine months of 1998 were $417 million as compared to $633 million a year earlier. Year-to-date pretax income was $280 million in 1998, as compared to $493 million for the first nine months of 1997.

Total return - reported revenues and the change in net unrealized appreciation - for the 1998 third quarter was $141 million, compared with $173 million last year and $69 million for the 1998 second quarter. Total return for the nine month period ended September 30, 1998 was $390 million, as compared to $597 million for the nine months ended September 30, 1997.

CORPORATE ITEMS

Corporate Items includes revenues and expenses not allocated to business sectors, intercompany eliminations, equity in earnings of certain affiliates, taxable-equivalent adjustments, and results of sold or discontinued businesses.

For the third quarter of 1998, Corporate Items includes the $56 million pretax net gain on the sale of the firm's investment management business in Australia. In addition to the third quarter gain, Corporate Items, for the first nine months of 1998, includes the second quarter $131 million pretax net gain on the sale of our global trust and agency services business and the first quarter pretax charge of $215 million related to the restructuring of business activities.

Corporate items for the nine months of 1997 includes $80 million of gains on hedges of anticpated foreign currency revenues and expenses. These gains were partially offset by the impact of exchange rate movements on reported revenues and expenses in the year-to-date period. Corporate items in 1997 also includes a charge of $28 million incurred in connection with the renovation of office space in New York.

FINANCIAL REVIEW

REVENUES
Revenues were $1.301 billion in the third quarter of 1998, compared with $1.916 billion in the year ago quarter and $2.153 billion in the second quarter of 1998. For the nine months ended September 30, 1998, revenues were $5.451 billion versus $5.540 billion in the same period a year ago.

Net interest revenue, the aggregate of interest revenue and expense generated from the firm's client-focused and proprietary activities using a variety of asset, liability, and off-balance sheet instruments, decreased 30% to $332 million from the third quarter of 1997. This decrease resulted from lower net interest revenue from our market-making activities and proprietary investing positions. Net interest revenue increased 15% from $290 million in the second quarter of 1998. For the first nine months of 1998, net interest revenue decreased 32% to $958 million from the corresponding 1997 period.

Trading revenue, excluding trading-related net interest revenue, decreased to $119 million in the third quarter of 1998 from $657 million a year ago and $877 million in the second quarter of this year. Year-to-date trading revenue increased to $1.892 billion from $1.831 billion for the first nine months of 1997. The following table presents trading revenue, disaggregated by principal product groupings across all of our business sector activities, and total trading-related net interest revenue. This revenue reflects only a portion of the total revenues generated by our activities, and excludes other important sources of revenue, including fees and commissions. As a result, this table does not reflect the integrated nature of our business as described in Business Sector Analysis (see pages 25-29).


                                                                                              Total        Net
                         Fixed                     Foreign       Commod-    Proprietary      Trading    Interest    Combined
 In millions            Income      Equities      Exchange         ities        Trading      Revenue     Revenue       Total
-----------------------------------------------------------------------------------------------------------------------------
 Third quarter 1998       ($95)         ($6)          $158           $5            $57         $119        $92         $211

 Third quarter 1997        416            51            78           17             95          657        118          775
-----------------------------------------------------------------------------------------------------------------------------

 Second quarter 1998       532           109           170           40             26          877         74          951
-----------------------------------------------------------------------------------------------------------------------------

 Nine months 1998        1,078           160           393           55            206        1,892        275        2,167

 Nine months 1997        1,012           332           270           32            185        1,831        399        2,230
-----------------------------------------------------------------------------------------------------------------------------

Fixed income trading revenue was a $95 million loss in the 1998 third quarter, compared with $416 million of revenue a year earlier and $532 million of revenue in the 1998 second quarter. The loss reflects lower revenues in corporate securities and derivatives in our activities in developed markets, and losses in emerging markets activities, primarily related to Russia. Trading revenue from equities was a $6 million loss in the current quarter compared with $51 million of revenue a year ago and $109 million of revenue in the second quarter of 1998. The decline reflects lower positioning results in both secondary and derivative market making activities. Foreign exchange trading revenue was $158 million in the current quarter, compared with $78 million of revenue a year ago. Strong client demand and related trading in emerging and G-7 currencies contributed to this improvement. Foreign exchange trading revenue was $170 million in the second quarter of 1998. Trading revenue from commodities decreased to $5 million from $17 million in the year-earlier quarter and $40 million last quarter. Proprietary trading revenue was $57 million, $95 million, and $26 million for the three months ended September 30, 1998, September 30, 1997, and June 30, 1998, respectively.

Investment banking revenue was $312 million, $8 million lower than in the 1997 third quarter and $50 million lower than in the 1998 second quarter. Underwriting revenue fell to $83 million from $132 million in the year-earlier quarter and $164 million in the 1998 second quarter as issuance activity across markets worldwide slowed significantly in the latter half of the third quarter. Advisory and syndication fees rose to $229 million from $188 million a year ago and $198 million in the 1998 second quarter. Investment banking revenue for the first nine months of 1998 was $1.020 billion, compared with $840 million for the first nine months of 1997. Underwriting revenue for the first nine months of 1998 was $402 million, versus $369 million for the same 1997 period. Advisory and syndication fees for the first nine months of 1998 were $618 million, compared to $471 million for the same period of 1997.

Investment management revenue increased 11% to $224 million in the 1998 third quarter from a year ago and was essentially unchanged with the 1998 second quarter. Assets under management were $278 billion at September 30, 1998, compared with $244 billion a year ago and $302 billion at June 30, 1998. The decline from the second quarter of 1998 was principally caused by the worldwide weakness in equity prices. Investment management revenue for the first nine months of 1998 increased 13% to $661 million, over the same 1997 period.

Fees and commissions were $182 million, up 11% from $164 million in the year-ago quarter and down 8% from last quarter. The increase from last year primarily reflects higher equity commissions and very strong results in futures and options brokerage, offset by fees of $28 million paid to credit derivative providers as part of our credit exposure reduction initiatives. Results were down from the second quarter primarily as a result of such fees paid to credit derivative providers. For the first nine months of 1998, fees and commissions revenue was $569 million compared to $468 million in the same 1997 period.

Investment securities revenue was $136 million in the third quarter of 1998 compared to $67 million in the prior year quarter and $68 million in the second quarter of 1998. Gains from positions associated with our Equity Investment activities, including securities in Small Business Investment Companies, were $197 million in the current quarter and primarily related to the sale of an investment in the insurance industry. Offsetting these gains were write-downs of $48 million mostly related to investments in Latin America. Net gains were $38 million a year ago and $108 million last quarter. Also included in investment securities revenue in the current quarter were net realized losses on sales of debt investment securities of $21 million. This compares with net realized losses of $1 million and $43 million in the year-ago quarter and 1998 second quarter, respectively. For the current nine month period, investment securities revenue was $247 million, versus $242 million for the first nine months of 1997.

Other revenue was $71 million in the third quarter, compared with $35 million a year earlier and $133 million last quarter. For the third quarter of 1998, Other revenue included the $56 million net pretax gain on the sale of the firm's investment management business in Australia. Other revenue for the first nine months of 1998 was $179 million, compared with $158 million for the first nine months of 1997. In addition to the third quarter gain, the nine months of 1998 include a second quarter net pretax gain of $131 million on the sale of the firm's global trust and agency services business.

OPERATING EXPENSES
Operating expenses were $1.099 billion in the third quarter, down 17% from a year ago and down 22% from last quarter. Compensation costs declined nearly 30% from the prior year, mostly because of lower compensation accruals. Non-compensation costs were flat versus the year-ago period and down 4% from the second quarter of 1998. Costs to prepare for the Year 2000 ($27 million) and European Economic and Monetary Union ($18 million) totaled $45 million in the quarter, up from $28 million a year ago (see pages 37-39). For the nine months ended September 30, 1998, operating expenses were $4.147 billion, including the first quarter 1998 pretax charge of $215 million related to the restructuring of business activities. This compares to $3.758 billion of operating expenses for the first nine months of 1997. Costs to prepare for the Year 2000 and European Economic and Monetary Union totaled $155 million for the nine months ended September 30, 1998, up from $44 million a year ago.

We have intensified the productivity initiative announced earlier this year. We expect to exceed our previously disclosed target of $300 million to $500 million in annualized savings, reducing core expenses in 1999 by $400 million and reinvesting the balance of the savings. In light of market conditions and ongoing productivity initiatives, individual business units are adjusting their resource levels. These adjustments will result in a fourth quarter charge, consisting mainly of personnel-related and occupancy costs.

At September 30, 1998, staff totaled 16,155 employees, compared with 16,045 at June 30, 1998, 16,943 at December 31, 1997, and 16,525 employees at September 30, 1997.

Income-tax expense in the third quarter totaled $46 million, based on an effective tax rate of 23%, compared with an effective rate of 33% in the year-earlier quarter and 35% in the second quarter of 1998. The decrease in the effective tax rate reflects lower pretax income. The effective tax rate was 33% for the nine months ended September 30, 1998 and September 30, 1997.

ASSETS
Total assets were $299 billion at September 30, 1998, compared with $281 billion at June 30, 1998 and $262 billion at December 31, 1997.

CREDIT-RELATED ITEMS

Market dislocations in the third quarter evidence a significant shift in the global risk environment. We have responded by closely managing our credit exposures and selectively reducing risk concentrations.

Exposures to key emerging markets reduced 45% year-to-date

We continued to manage down exposures to key emerging markets to reflect the increased risk associated with these assets. Asian exposures (excluding Japan) at September 30, 1998, were down more than 50% from December 31, 1997. Latin American exposures declined nearly 40%. At quarter end, cross-border exposures to Asia and Latin America based upon management's view of exposure were $4.5 billion and $5.0 billion respectively; local exposures were $0.1 billion and $2.1 billion. These exposures consist of loans and commitments to lend as well as the fair values of derivatives, securities in trading accounts, and debt investment securities. In addition, we charged off our Russian credit and settlement counterparty exposure of $50 million. Remaining Russian government exposure as of September 30 consisted of approximately $65 million of net trading assets. See page 42 for further information on exposures to certain emerging markets based upon management's view of total exposure as of September 30, 1998.

Exposures to hedge funds substantially collateralized

The net amount owed J.P. Morgan by hedge funds under derivative and foreign exchange contracts on a mark-to-market basis was approximately $0.9 billion as of September 30, 1998. Substantially all of this amount is secured by cash and U.S. Treasury and agency securities, under daily mark-to-market collateral agreements. We also finance trading positions for hedge funds through reverse repurchase agreements. The net amount of collateral owed the firm under derivative and foreign exchange contracts and short-term financing agreements was approximately $100 million. In addition, we have unsecured loans and commitments to lend of approximately $40 million.

J.P. Morgan also made a $300 million equity investment on September 28, 1998 in Long-Term Capital Management, L.P., as part of the consortium of firms recapitalizing that entity. This investment is being accounted for under the equity method of accounting.

Provision for credit losses of $75 million

We recorded a provision for credit losses of $75 million in the quarter, bringing the aggregate allowance for credit losses after net charge-offs to $914 million, compared with $904 million at June 30, 1998 and $1.081 billion at December 31, 1997. Net charge-offs for the three months ended September 30, 1998 were $65 million and primarily related to exposures in Russia. The allowance reflects our quantitative and qualitative assessment of expected credit losses. It includes allocations to specific counterparties and countries, primarily in Asia. It also includes allocations that reflect the risks inherent in our overall portfolio, including increased risks in emerging markets outside Asia. However, the entire allowance remains available to absorb any losses inherent in our extensions of credit.

Nonperforming assets at September 30, 1998, were $593 million, versus $588 million at June 30, 1998 and $659 million at December 31, 1997. Assets newly classified as nonperforming during the quarter were nearly offset by a combination of charge-offs and repayments. Nonperforming assets consist primarily of swaps with certain Asian countries.

CAPITAL
STOCKHOLDERS' EQUITY
Total stockholders' equity was approximately $11.5 billion at September 30, 1998. Stockholders' equity included approximately $292 million of net unrealized appreciation on debt investment securities and marketable equity investment securities, net the related deferred tax liability of $202 million. The net unrealized appreciation on debt investment securities was $410 million at September 30, 1998. The net unrealized appreciation on marketable equity investment securities was $84 million at September 30, 1998. Included in the table below are selected ratios based upon stockholders' equity.


                                                              September 30        December 31    September 30
Dollars in billions, except share data                                1998               1997            1997
-------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                        $   11.5           $   11.4        $   11.6

Annualized rate of return on average common stockholders'
equity (a)(b)                                                          5.3%(c)            9.7%           14.3%

As percent of period-end total assets:
  Common equity                                                        3.6%               4.1%            4.1%
  Total equity                                                         3.9%               4.4%            4.3%
Book value per common share (d)                                   $   56.22          $   55.99       $   56.83
-------------------------------------------------------------------------------------------------------------

(a) Represents the annualized rate of return on average common stockholders' equity for the three months ended September 30, 1998, December 31, 1997, and September 30, 1997. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 5.4%, 10.2%, and 15.0% for the three months ended September 30, 1998, December 31, 1997, and September 30, 1997, respectively.

(b) The annualized rate of return on average common stockholders' equity for the nine months ended September 30, 1998 and 1997 was 10.3% and 14.7% (including the impact of SFAS No. 115), respectively, and 10.8% and 15.4% (excluding the impact of SFAS No. 115), respectively. Excluding the 1998 third quarter after tax gain of $34 million ($56 million before tax) related to the sale of the firm's investment management business in Australia; excluding the 1998 second quarter after tax gain of $79 million ($131 million before tax) related to the sale of the firm's global trust and agency services business; and excluding the 1998 first quarter after tax charge of $129 million ($215 million before tax) related to the restructuring of business activities, the annualized rate of return on average common stockholders' equity was 10.5% (including the impact of SFAS No.
115) and 11.0% (excluding the impact of SFAS No. 115) for the nine months ended September 30, 1998.

(c) Excluding the 1998 third quarter after tax gain of $34 million ($56 million before tax) related to the sale of the firm's investment management business in Australia, the annualized rate of return on average common stockholders' equity was 4.0% (including the impact of SFAS No. 115) and 4.2% (excluding the impact of SFAS No. 115) for the three months ended September 30, 1998.

(d) Excluding the impact of SFAS No. 115, the book value per common share would have been $54.70, $53.74, and $53.73 at September 30, 1998, December 31, 1997,
and September 30, 1997, respectively.

During the third quarter, the firm purchased approximately 2.6 million shares of its common stock for a total of 6.3 million shares in the year to date. These purchases are pursuant to the Board of Directors' December 1997 authorization to purchase up to 7 million shares of J.P. Morgan common stock, to lessen the dilutive impact on earnings per share of the firm's employee benefit plans. These purchases may be made in 1998 or beyond in the open market or through privately negotiated transactions.

REGULATORY CAPITAL REQUIREMENTS
The capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators at September 30, 1998. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a well capitalized bank holding company and bank, respectively, at September 30, 1998.

At September 30, 1998, under the Federal Reserve Board market risk capital guidelines for calculation of risk-based capital ratios, J.P. Morgan's tier 1 and total risk-based capital ratios were 7.6% and 11.2%, respectively; the leverage ratio was 4.0%. At December 31, 1997, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.0% and 11.9%, respectively, and the leverage ratio was 4.4%. Refer to note 19, Capital Requirements, for further information.

Risk-adjusted assets represent the total of all on- and off- balance sheet exposures adjusted for risk-based factors as prescribed by the Federal Reserve Board. J.P. Morgan's risk-adjusted assets as of September 30, 1998 were $148.9 billion, compared with $148.9 billion at June 30, 1998. At December 31, 1997, risk-adjusted assets were $148.5 billion.

FORWARD-LOOKING STATEMENTS
Certain sections of our Form 10-Q contain forward-looking statements. We use words such as "expects," "believe," "anticipates," "estimates" or similar expressions to identify these statements. In particular, disclosures made in Financial Highlights, The Year 2000 initiative, and Economic and Monetary Union in Europe contain forward-looking statements. Such forward looking statements are based on our current expectations and are subject to various risks and uncertainties as discussed in the Business environment and other information and Risk Management sections of our 1997 Annual Report. J.P. Morgan claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere in this document and in the firm's other public filings, press releases and discussions with management, including:

   - economic and market conditions (including the liquidity of secondary markets)
   - volatility of market prices, rates, and indices
   - timing and volume of market activity
   - availability of capital
   - inflation
   - political events (including legislative, regulatory, and other developments)
   - competitive forces (including the ability to attract and retain highly skilled individuals)
   - the ability to develop and support technology and information systems
   - investor sentiment

RISK MANAGEMENT

The major risks associated with our business are:

-    Market risk - the risk of loss due to movements in market prices and rates
- Liquidity risk - the risk of being unable to fund our portfolio of assets at reasonable rates and to appropriate maturities
- Credit risk - represents the probability that corporations, non-bank financial institutions, governments, banks, and individuals (collectively referred to as counterparties) will default on their obligations to us
- Operating risk - the potential for loss arising from breakdowns in our policies and controls for ensuring the proper functioning of our people, systems, and facilities

We have developed comprehensive risk management processes to facilitate, control, and monitor risk taking. These processes are built on a foundation of early identification and measurement. They continually evolve as our business activities change in response to market, credit, product, and other developments. We constantly seek to strengthen our risk monitoring process. Periodic reviews by internal auditors, regulators, and independent accountants subject our practices to additional scrutiny and further strengthen our process. Please refer to our 1997 Annual report for a detailed discussion of how we manage risk.

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

The measurement of DEaR is only one element of market risk management. Particularly when markets experience extreme conditions, as in the third quarter, the management of risks calls for a proactive hands-on approach, with special sensitivity to the impact that extreme changes in volatility and market correlations can have on what, in normal markets, are low risk positions. Market conditions in the third quarter - including extreme increases in volatility and widespread breakdowns in historical market correlations - more closely approximated those simulated in our stress testing than those used in our normal DEaR estimates. While such conditions caused the actual volatility of trading results to exceed our estimates in terms of our value at risk measures, quantitative measures are only part of our risk management process. Judgment and experience, as always, play a crucial role in allowing us to assess on a daily basis that our level of market risk is consistent with our tolerance for that risk.

The following presents the market risk profiles for the firm. The level of market risk, which is measured on a diversified basis, will vary with market factors, the level of client activity, and price and market movements.

Quarterly market risk profile

Aggregate DEaR, which presents the market risk profile for firmwide trading and investing activities combined, rose to $68 million at the end of the third quarter compared with $35 million at June 30, 1998. DEaR in our trading activities increased from $34 million at the end of June to $43 million at September 30, 1998 as increased volatility more than offset reductions in the size of positions. DEaR for our investing activities was $39 million at September 30, 1998, up from $13 million on June 30, 1998 reflecting increased holdings of U.S. government agency mortgage-backed securities in our investment securities portfolio. Unprecedented market volatilities during the August-September period caused actual results to be more volatile than estimates predicted by our DEaR models during the quarter.

Twelve-month market risk profile

Aggregate DEaR
Aggregate DEaR averaged $40 million for the twelve months ended
September 30, 1998 and ranged from $25 million to $72 million. For the twelve months ended December 31, 1997, average aggregate DEaR was $29 million and ranged from $22 million to $37 million. At September 30, 1998, aggregate DEaR was $68 million versus $31 million at December 31, 1997. The increase in aggregate DEaR primarily reflects increased holdings in our investment portfolio of U.S. government agency mortgage-backed securities.

DEaR for trading activities
Average DEaR for trading activities was $36 million and ranged from $23 million to $55 million for the twelve months ended September 30, 1998. For the twelve months ended December 31, 1997, average DEaR for trading activities was $23 million and ranged from $15 million to $35 million. This increase reflects higher market volatilities, partially offset by the reductions of the size of our positions. The twelve month average and period-end DEaR for September 30, 1998 and December 31, 1997, segregated by type of market risk exposure associated with our trading activities, is presented in the table below.


-------------------------------------------------------------------------------------------
                                    Twelve months ended                  Period-end
                              -----------------------------   -----------------------------
                              September 30     December 31
                                      1998            1997    September 30      December 31
In millions                        Average         Average            1998             1997
-------------------------------------------------------------------------------------------
Interest rate risk                    $ 27            $ 20            $ 35            $ 26
Foreign exchange risk                   19               7              15              12
Equity price risk                       12               8              14              13
Commodity price risk                     3               3               3               4
Diversification effects                (25)            (15)            (24)            (27)
-------------------------------------------------------------------------------------------
Total                                   36              23              43              28
-------------------------------------------------------------------------------------------

Our primary market risk exposures related to the above risks are as follows:

Interest rate risk
Interest rate risk is the risk that changes in interest rates will affect the value of financial instruments. Our primary risk exposures to interest rates from trading activities originate in sovereign and corporate bond markets across North America, Europe, Asia and Latin America; mortgage-backed security markets in the U.S.; and interest rate derivatives. They also include yield curve, vega, and basis risk primarily concentrated in our European and American trading activities. Instruments such as interest rate swaps, options, U.S. government securities, and future and forward contracts are used, in connection with diversification management strategies, to manage our exposure to interest rate risk.

Foreign exchange rate risk
Foreign exchange rate risk represents the possibility that fluctuations in foreign exchange rates will impact the value of our financial instruments. Our primary risk exposures to foreign exchange rate risk arises from transactions and activities denominated in currencies other than the U.S. dollar, in particular the currencies of G-7 countries. We execute transactions in foreign currencies in all major countries and most minor currencies throughout North America, Europe, Latin America and Asia. We manage the risk arising from foreign currency transactions primarily through the use of currency swaps, options, and future and forward contracts.

Equity price risk
Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. Our primary risk exposure to equity price risk arises from our activities in our equity derivative portfolios. We manage the risk of loss, due to unexpected price fluctuations, primarily through the use of equity option contracts.

Given the nature of our business, we expect frequent changes to our primary risk exposures over the course of a year. Our approach to managing market risk considers this expectation.

We evaluate the reasonableness of DEaR for our trading activities by comparing DEaR to actual trading results. During the twelve month period, there was a greater number of occurences where actual daily revenue fell short of average daily revenue by amounts larger than related DEaR estimates than was consistent with statistical expectations. This resulted from unprecedented increases in market volatilities, primarily in the third quarter, which caused actual trading results to be more volatile than estimates predicted by our DEaR models.

DEaR for proprietary investing activities
Average DEaR for our proprietary investing activities for the twelve months ended September 30, 1998 was $17 million, and ranged from $8 million to $40 million. This compares with average DEaR of $16 million and a range from $10 million to $25 million for the twelve months ended December 31, 1997. At September 30, 1998 and December 31, 1997, DEaR for our proprietary investing activities was $39 million and $15 million, respectively. The increase in DEaR reflects increased holdings of U.S. government agency mortgage-backed securities in our investing portfolio.

The primary sources of market risk associated with our proprietary investing activities relate to interest rate risk associated with fixed income securities and spread risk associated with our mortgage-backed securities portfolio. Spread risk is the possibility that changes in credit spreads will affect the value of our financial instruments.

Due to the longer-term nature of our investing activities, we use a weekly time horizon to evaluate our risk estimates relative to total return. For the twelve month period ended September 30, 1998, the number of times weekly total return fell short of expected weekly results by amounts greater than related weekly risk estimates was consistent with statistical expectations.

OPERATING RISK
The Year 2000 initiative
With the new millennium approaching, organizations are examining their computer systems to ensure they are Year 2000 compliant. The issue, in simple terms, is that many existing computer systems use only two numbers to identify a year in the date field with the assumption that the first two digits are always 19. As the century is implied in the date, on January 1, 2000, computers that are not Year 2000 compliant will assume the year is 1900. Systems that calculate, compare, or sort using the incorrect date will cause erroneous results, ranging from system malfunctions to incorrect or incomplete transaction processing. If not remedied, potential risks include business interruption or shutdown, financial loss, reputation loss, regulatory actions and/or legal liability.

J.P. Morgan has undertaken a firmwide initiative to address the Year 2000 issue and has developed a comprehensive remediation plan to mitigate the internal and external risks to the firm. The internal components of the initiative address applications, technology products and facilities; the external components address credit and operating risk. Each line of business has taken responsibility for remediating within its own area of operation, for addressing all interdependencies within the firm, and for identifying and managing risk posed by external entities, including suppliers, clients, non-client counterparties and utilities. A multidisciplinary team of internal and external experts supports the business teams by providing direction and firmwide coordination.

The remediation plan for applications consists of the following five phases:

- The awareness phase includes launching a firmwide awareness campaign; developing and implementing an organizational model; setting up a management oversight committee; and establishing a risk model.
- The inventory/assessment phase includes conducting a firmwide inventory of information technology (IT) and non-IT (i.e., telecommunications, power, facilities, etc.) applications and products; documenting business processes; and identifying external interfaces and dependencies (agencies, counterparties, correspondents, exchanges, etc.). This phase also includes assessing the potential impact on these inventories; prioritizing renovation activities; developing renovation plans; and determining the compliance status of vendor supplied applications.
- The renovation/replacement phase includes identifying "replace vs. renovate" opportunities; renovating applications and products; and documenting code and system changes.
- The testing phase includes establishing a consistent testing methodology; conducting unit and system tests; and receiving certification sign-off from senior business managers.
- The implementation phase includes implementing critical updated applications and products and conducting final compliance certification.

Working together, the business and multidisciplinary teams completed the awareness phase in the first quarter of 1997 and inventory/assessment in the second quarter of 1997. We expect to substantially complete the renovation and testing of high criticality applications and technology products by the end of 1998. However, competing business priorities, particularly the Economic and Monetary Union in Europe (EMU), could delay achievement of this goal into 1999. The remaining exceptions, as well as our non-key systems, are scheduled to be completed and substantially implemented into production by June 30, 1999. We have championed and participated successfully in industry-wide testing including the Securities Industry Association- sponsored Equities Beta Test and Futures Industry Association-sponsored Futures and Options Beta Test.

We have commenced work on assessment and mitigation of external risks. Assessment of the readiness of clients is underway, and we are developing scenario plans to track the impact and likelihood of key events occurring which will impact our ability to conduct business. The plans identify trigger points to action contingencies which will mitigate risk on a timely basis.

Based on currently available information, management does not believe that the Year 2000 issue related to our internal systems will have a material adverse impact on the firm's financial condition or overall trends in results of operations. With regards to external dependencies, there can be no assurance that the failure to ensure Year 2000 capability by a third party would not have a material adverse effect on the firm. To date we have not received sufficient information from certain parties and international markets to complete our external assessment. The failure of external parties to resolve their own Year 2000 issues in a timely manner could expose J.P. Morgan to the potential for loss, impairment of business processes and activities, and disruption of financial markets. We are working with key external parties, including clients, counterparties, vendors, exchanges, depositories, utilities, suppliers, agents and regulatory agencies, to stem the potential risks the Year 2000 problem poses to us and to the global financial community.

For potential failure scenarios where the risk to the firm is deemed significant and where such risk is considered to have a higher probability of occurrence, we will develop business recovery/contingency plans. These plans, which will be developed in the first half of 1999, will define the infrastructure that should be put in place for managing a failure during the millennium event itself.

Costs to prepare the firm for Year 2000 are estimated at $300 million, up from the $250 million previously disclosed. The increase provides for additional tasks necessary to address risk due to external failures, over and above the effort which was previously estimated for this work; this reflects our increasing concern over lack of external readiness.

Costs incurred relating to this project are funded through operating cash flow and expensed during the period in which they are incurred. The firm's expectations about future costs associated with the Year 2000 are subject to uncertainties that could cause actual results to differ materially from those anticipated. Through September 30, 1998, costs incurred approximated $207 million ($95 million in 1997; $112 million in nine months ended September 30, 1998).

Economic and Monetary Union in Europe
EMU refers to the movement towards economic and monetary union in Europe with the ultimate goal of introducing a single currency called the euro. Monetary union will have profound financial and political implications. It removes the existence of different currencies, monetary policies, and, to some degree, fiscal policies from Europe's financial markets. It effectively brings about a merger of the capital markets of the EMU participants. In the second quarter, financial ministers of the European Union certified 11 states to launch the single currency. The countries joining EMU in the first wave are: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal, and Spain. The remaining four EU members are Britain, Greece, Sweden and Denmark. While the movement toward the euro has reduced client demand for certain transactions, which has impacted our foreign exchange and fixed income activities in Europe, we anticipate new opportunities in Europe will be created through an expansion of activities in both the investment grade and high yield debt capital markets. Overall, management anticipates that the formation of EMU will not materially affect the trend of earnings of the firm.

J.P. Morgan has been actively involved in preparing for EMU and has developed a firmwide remediation plan to enable a successful transition to the euro. J.P. Morgan is committed to having all areas of the firm prepared for EMU before the scheduled start date of January 1, 1999. A dedicated cross-functional team has been assigned to assess the impact on the firm's global infrastructure and to drive the implementation of the changeover across the firm. Many areas of the firm will be affected by the introduction of the single currency. As with the Year 2000 issue, EMU poses various operating risks. EMU requires many changes to our operations and technology, including currency conversions, modifications of payment and settlement systems, and the redenomination of securities. Our remediation plan consists of the following five phases:

- The impact assessment phase includes identifying the key systems, operations and requirements that need to change as a result of EMU. This phase also consists of establishing general cost estimates for conversion of each business within the firm.

- The analysis phase includes a detailed analysis and process redesign based upon the requirements of the impact assessment and the changes needed to accommodate new products and business strategies.

- The implementation planning phase includes creating detailed plans for the conversion process over the conversion weekend.

- The testing phase includes testing all systems and operations at every level of the firm. We intend to do a series of "dry run" tests for the conversion weekend and are also participating in national systems testing with France, Germany and Italy.

- The conversion weekend phase includes switching over all of our systems and operations so that business can resume on January 4, 1999.

We completed the impact assessment phase in July, 1997; the analysis phase in February, 1998; and the implementation planning phase in May, 1998. We commenced the testing phase in September, 1998 and expect to be substantially completed in November, 1998. We are now directing our efforts toward planning the conversion weekend (January 1-3, 1999). As part of our conversion weekend phase, we are establishing detailed contingency plans. The contingency plans will provide mechanisms to assess and communicate the impact of any delays, and to resolve as quickly as possible any deviation from the conversion plan using an established chain-of-command. We will have a Central Conversion Center (CCC) based in London to oversee the conversion process at a firmwide level. The CCC will include members of senior management who will be able to make critical decisions if we experience any operational delays over the conversion weekend. We will also have Business Conversion Centers and Location Control Centers to coordinate activities within each of our product areas and in key locations.

Costs to prepare for EMU in 1998 are expected to be approximately $65 million, of which $43 million has been incurred in the first nine months of 1998.

The above section on The Year 2000 initiative and Economic and Monetary Union in Europe contains forward-looking statements including, without limitation, statements relating to the firm's plans, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Estimates are based on assumptions of future events, including the availability of resources, third-party renovation plans and other factors. However, there can be no guarantee that our estimates will be achieved, or that there will not be a delay in, or increased costs. Specific factors that could cause actual results to differ materially from our estimates include, but are not limited to, the availability and cost of resources, the ability to locate and correct all relevant non-compliant systems, timely responses to and renovations by third-parties, and similar uncertainties. Refer to page 34 for more information on forward-looking statements.

ASSET-QUALITY ANALYSIS

NONPERFORMING ASSETS
The following table presents nonperforming assets - net of charge-offs - organized by the location of the counterparty. Approximately $526 million in banks and other financial institutions at September 30, 1998 relate primarily to swaps with certain Asian counterparties; the remainder of the amounts included in the table primarily represent nonperforming loans.



--------------------------------------------------------------------------------

In millions: September 30                                                 1998
--------------------------------------------------------------------------------
COUNTERPARTIES IN THE U.S.
Commercial and industrial                                                 $  7
Other                                                                       34
--------------------------------------------------------------------------------
                                                                            41
--------------------------------------------------------------------------------
COUNTERPARTIES OUTSIDE THE U.S.
Commercial and industrial                                                   12
Banks and other financial institutions                                     528
Other                                                                       12
--------------------------------------------------------------------------------
                                                                           552
--------------------------------------------------------------------------------
TOTAL NONPERFORMING ASSETS                                                 593
--------------------------------------------------------------------------------


The following table presents an analysis of the changes in nonperforming assets.


----------------------------------------------------------------------------------------
                                                          Third quarter      Nine months
In millions                                                        1998             1998
----------------------------------------------------------------------------------------
NONPERFORMING ASSETS, BEGINNING BALANCE                           $ 588            $ 659
----------------------------------------------------------------------------------------
Additions to nonperforming assets                                    88              312
Less:
     Repayments of principal, net of
          additional advances                                       (11)             (45)
     Nonperforming assets returning to
          accrual status                                             --              (50)
     Charge-offs:
          Commercial and industrial                                  (6)             (64)
          Banks and other financial institutions                    (31)             (87)
          Losses on sales of loans, primarily banks and
            other financial institutions                            (11)             (89)
          Other                                                     (21)             (21)
     Interest and other credits                                      (3)             (22)
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
NONPERFORMING ASSETS, SEPTEMBER 30                                  593              593
----------------------------------------------------------------------------------------


AGGREGATE ALLOWANCE FOR CREDIT LOSSES
We maintain an aggregate allowance for credit losses to absorb losses inherent in our extensions of credit. Such extensions include loans and unused loan commitments, payments made on behalf of clients (e.g., standby letters of credit and guarantees), and all other credit exposures, including derivatives.

The following table summarizes the activity of the aggregate allowance for credit losses.


--------------------------------------------------------------------------------------------------------------
                                                                              Third quarter        Nine months
In millions                                                                            1998               1998
--------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                                                   $   904            $ 1,081
--------------------------------------------------------------------------------------------------------------
Recoveries:
     Counterparties in the U.S.                                                           4                 14
     Counterparties outside the U.S., primarily commercial and industrial                --                  5
--------------------------------------------------------------------------------------------------------------
                                                                                          4                 19
--------------------------------------------------------------------------------------------------------------
Charge-offs:
     Counterparties in the U.S.:
          Commercial and industrial                                                      --                 (2)
          Losses on sale of loans in the U.S.                                            (5)                (5)
     Counterparties outside the U.S.:
          Commercial and industrial                                                      (6)               (62)
          Banks and other financial institutions                                        (31)               (87)
          Losses on sale of loans, primarily banks and
           other financial institutions                                                  (6)               (84)
          Other                                                                         (21)               (21)
--------------------------------------------------------------------------------------------------------------
                                                                                        (69)              (261)
--------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                         (65)              (242)
--------------------------------------------------------------------------------------------------------------
Provision for credit losses                                                              75                 75
--------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30                                                                   914                914
--------------------------------------------------------------------------------------------------------------


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

The following table displays how the aggregate allowance for credit losses is allocated between the specific, expected loss, and general allocation components as of September 30, 1998.


In millions: September 30                                                 1998
--------------------------------------------------------------------------------
Specific counterparty allocations in the U.S.                             $ 38
Specific counterparty allocations outside the U.S.                         229
--------------------------------------------------------------------------------
Total specific counterparty allocations                                    267
--------------------------------------------------------------------------------
Specific industry/country allocations                                      178
Expected loss allocations                                                  304
General allocations                                                        165
--------------------------------------------------------------------------------
Total aggregate allowance for credit losses                                914
--------------------------------------------------------------------------------

SELECTED COUNTRY EXPOSURES

Exposures to certain emerging markets

The following tables present exposures to certain emerging markets based upon management's view of total exposure as of September 30, 1998.

The management view includes the following cross-border and local exposures: the notional or contract value of loans, commitments to extend credit, securities purchased under agreements to resell, interest earning deposits with banks; the fair values of trading account assets (cash securities and derivatives) and investment securities; and other monetary assets. It also includes the impact of credit derivatives, at their notional or contract value, where we have bought or sold credit protection outside of the respective country. Trading assets reflect the net of long and short positions of the same issuer. Management's view differs from bank regulatory rules, which are established by the Federal Financial Institutions Examination Council (FFIEC), because the FFIEC view excludes credit derivatives and trading account short positions, as well as uses the cost versus the fair value of investment securities. In addition, management does not net local funding or liabilities against any local exposures as allowed by the FFIEC. See page 43 for cross-border and local outstandings under the regulatory basis.


By type of financial instrument
------------------------------------------------------------------------------------------------------------------------------
                                                                                Credit
In billions                                          Deriva-    Other out-     deriva-       Commit-        Local        Total
September 30, 1998                         Loans       tives     standings       tives         ments     exposure     exposure
------------------------------------------------------------------------------------------------------------------------------
China                                      $ --         $0.2         $ --         $ --          $ --         $ --         $0.2
Hong Kong                                   0.8           --          0.2         (0.1)          0.2          0.1          1.2
Indonesia                                   0.1           --           --           --           0.1           --          0.2
Malaysia                                     --           --          0.1           --            --           --          0.1
Philippines                                 0.1          0.1           --           --            --           --          0.2
Singapore                                    --           --          0.2           --            --           --          0.2
South Korea                                 0.5          1.2          0.5         (0.5)           --           --          1.7
Taiwan                                       --           --           --           --           0.1           --          0.1
Thailand                                    0.1          0.2          0.1           --            --           --          0.4
Other                                        --          0.1          0.2           --            --           --          0.3
------------------------------------------------------------------------------------------------------------------------------
Total Asia, excluding Japan(a)              1.6          1.8          1.3         (0.6)          0.4          0.1          4.6
------------------------------------------------------------------------------------------------------------------------------

Argentina                                   0.3          0.4          0.6         (0.5)           --          0.3          1.1
Brazil                                      0.8          0.1          0.5         (0.3)           --          1.1          2.2
Chile                                       0.6          0.1          0.1         (0.1)           --           --          0.7
Colombia                                    0.2          0.1          0.4           --            --           --          0.7
Mexico                                      0.5          0.3          0.4         (0.3)           --          0.7          1.6
Other                                       0.4           --          0.3           --           0.1           --          0.8
------------------------------------------------------------------------------------------------------------------------------
Total Latin America, excluding the
   Caribbean                                2.8          1.0          2.3         (1.2)          0.1          2.1          7.1
------------------------------------------------------------------------------------------------------------------------------


By type of counterparty
--------------------------------------------------------------------------------------
In billions                                          Govern-
September 30, 1998                        Banks        ments        Other        Total
--------------------------------------------------------------------------------------
China                                      $0.1         $0.1         $ --         $0.2
Hong Kong                                   0.1           --          1.1          1.2
Indonesia                                    --           --          0.2          0.2
Malaysia                                    0.1           --           --          0.1
Philippines                                 0.1           --          0.1          0.2
Singapore                                   0.1           --          0.1          0.2
South Korea                                 1.0          0.6          0.1          1.7
Taiwan                                      0.1           --           --          0.1
Thailand                                    0.3           --          0.1          0.4
Other                                        --           --          0.3          0.3
--------------------------------------------------------------------------------------
Total Asia, excluding Japan(a)              1.9          0.7          2.0          4.6
--------------------------------------------------------------------------------------

Argentina                                    --          0.4          0.7          1.1
Brazil                                      0.2          0.8          1.2          2.2
Chile                                        --           --          0.7          0.7
Colombia                                     --          0.1          0.6          0.7
Mexico                                      0.1          0.4          1.1          1.6
Other                                       0.2           --          0.6          0.8
--------------------------------------------------------------------------------------
Total Latin America, excluding the
   Caribbean                                0.5          1.7          4.9          7.1
--------------------------------------------------------------------------------------

(a) Total exposures to Japan, based upon management's view, were $6.8 billion at September 30, 1998.

     Total exposures to South Africa, based upon management's view, were $1.6 billion at September 30, 1998.

Cross-border and local outstandings under the regulatory basis

For financial reporting purposes only, the following table presents our cross-border and local outstandings under the regulatory basis established by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC approach excludes certain items which management believes should be considered in determining exposure. Refer to page 42 for a detailed description of the management view, as well as total exposures to certain emerging markets under the management view.

In accordance with the FFIEC, cross-border outstandings include, regardless of currency:

- all claims of our U.S. offices against foreign residents
- all claims of our foreign offices against residents of other foreign countries

Local outstandings include all claims of our foreign offices with residents of the same foreign country, net of local funding.

All outstandings are based on the location of the counterparty. In most cases where collateral or a formal guarantee exists, the location of the counterparty presented is determined by the location where the collateral is held and realizable, or the location of the guarantor. Cross-border and local outstandings include the following: interest-earning deposits with banks; investment securities; trading account assets including derivatives; securities purchased under agreements to resell; loans; accrued interest; investments in affiliates; and other monetary assets. Commitments include all cross-border commitments to extend credit, standby letters of credit, guarantees, and securities lending indemnifications.

The following table shows each country where cross-border and local outstandings, net of funding, exceed 0.75% of total assets, as of September 30, 1998, under the regulatory basis established by the FFIEC.

                                                                                                                Total out-
                                                                Local out-                                       standings
                                                                standings,        Total         % of                   and
In millions                            Govern-                      net of         Out-        Total   Commit-     commit-
September 30, 1998       Banks           ments      Other(a)       funding     standings      assets     ments       ments
--------------------------------------------------------------------------------------------------------------------------
Germany                $12,281         $4,127       $1,068       $    --       $17,476        5.85%    $1,223     $18,699
Japan(b)                 2,774          5,883        2,098            --        10,755        3.60         90      10,845
United Kingdom           2,779            126        6,938            --         9,843        3.30      1,272      11,115
France                   5,507          1,965        1,852            --         9,324        3.12      2,142      11,466
Netherlands              6,310            673        2,123            --         9,106        3.05        246       9,352
Cayman Islands             170             --        7,897            --         8,067        2.70        299       8,366
Italy                    1,808          4,371          464            --         6,643        2.23         76       6,719
Spain                    1,712          3,042        1,374           219         6,347        2.13        566       6,913
Switzerland              3,295            331        1,668            --         5,294        1.77        726       6,020
Belgium                  1,968          1,456        1,503            --         4,927        1.65      8,570      13,497
Canada                   1,584          1,798          371            --         3,753        1.26      1,833       5,586
Hong Kong(b)               981            491        1,171            --         2,643        0.89        196       2,839
South Korea(b)             957            776          739            --         2,472        0.83         54       2,526
--------------------------------------------------------------------------------------------------------------------------

(a) Includes nonbank financial institutions and commercial and industrial entities.
(b) See page 42 for exposures to these countries under the management view.

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

Dollars in millions,
Interest and average rates
On a taxable-equivalent basis

                                                                             Three months ended
                                              -------------------------------------------------------------------------------
                                                         September 30, 1998                       September 30, 1997
                                              -------------------------------------------------------------------------------
                                                Average                     Average        Average                    Average
                                                balance      Interest          rate        balance       Interest        rate
                                              -------------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.          $   1,925     $     107         22.05%      $   1,896     $      51       10.67%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                   673            16          9.43           1,259            23        7.25
    U.S. state and political subdivision          1,695            43         10.06           1,187            35       11.70
    Other                                        18,500           259          5.55          18,274           290        6.30
Debt investment securities in offices
  outside the U.S. (a)                            1,357            22          6.43           3,753            75        7.93
Trading account assets:
    In offices in the U.S.                       30,750           473          6.10          25,364           389        6.08
    In offices outside the U.S.                  35,056           655          7.41          38,516           644        6.63
Securities purchased under agreements
  to resell,
    In offices in the U.S.                       15,372           226          5.83          15,970           225        5.59
    In offices outside the U.S.                  24,330           307          5.01          25,457           318        4.96
Securities borrowed,
  mainly in offices in the U.S.                  40,796           568          5.52          37,589           457        4.82
Loans:
    In offices in the U.S.                        6,496           124          7.57           5,046            90        7.08
    In offices outside the U.S.                  23,666           404          6.77          26,155           431        6.54
Other interest-earning assets (b):
    In offices in the U.S.                        3,318            34             *             732            69           *
    In offices outside the U.S.                     790            31             *             525            81           *
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   204,724         3,269          6.34         201,723         3,178        6.25
Allowance for credit losses                        (751)                                       (918)
Cash and due from banks                           1,495                                         453
Other noninterest-earning assets                 79,169                                      60,856
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                    284,637                                     262,114
-----------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended September 1998 and 1997.

(a) For the three months ended September 30, 1998 and 1997, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------


Dollars in millions,
Interest and average rates
On a taxable-equivalent basis

                                                                        Three months ended
                                           ----------------------------------------------------------------------------
                                                    September 30, 1998                       September 30, 1997
                                           ----------------------------------------------------------------------------
                                            Average                  Average         Average                    Average
                                            balance       Interest      Rate         balance        Interest       rate
                                           ----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                 $  4,421       $     67       6.01%       $  9,818       $    140       5.66%
    In offices outside the U.S.              48,196            578       4.76          46,755            570       4.84
Trading account liabilities:
    In offices in the U.S.                    9,204            159       6.86          11,813            199       6.68
    In offices outside the U.S.              13,014            227       6.92          14,834            224       5.99
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                 73,845          1,054       5.66          66,932            888       5.26
Commercial paper, mainly in offices
     in the U.S.                             10,221            145       5.63           5,461             71       5.16
Other interest-bearing liabilities:
    In offices in the U.S.                   10,976            214       7.74          15,184            233       5.99
    In offices outside the U.S.               4,540             73       6.38           5,515             61       4.39
Long-term debt,
    mainly in offices in the U.S.            27,136            400       5.85          19,959            303       6.02
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          201,553          2,917       5.74         196,271          2,689       5.44
Noninterest-bearing deposits:
    In offices in the U.S.                      717                                       926
    In offices outside the U.S.                 791                                       589
Other noninterest-bearing
    liabilities                              69,780                                    52,888
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                           272,841                                   250,674
Stockholders' equity                         11,796                                    11,440
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
    equity                                  284,637                                   262,114
Net yield on interest-earning assets                                     0.68                                      0.96
-----------------------------------------------------------------------------------------------------------------------
Net interest earnings                                          352                                       489
-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------

Dollars in millions,
Interest and average rates
on a taxable-equivalent basis

                                                                              Nine months ended
                                            -------------------------------------------------------------------------------------
                                                         September 30, 1998                            September 30, 1997
                                            -------------------------------------------------------------------------------------
                                              Average                       Average          Average                      Average
                                              balance         Interest         rate          balance        Interest         rate
                                            -------------------------------------------------------------------------------------

ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.        $   1,946        $     236        16.21%       $   1,944       $     124        8.53%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                 743               46         8.28            1,321              73        7.39
    U.S. state and political
      subdivision                               1,407              117        11.12            1,295             114       11.77
    Other                                      19,257              815         5.66           17,699             848        6.41
Debt investment securities in offices
  outside the U.S. (a)                          1,737               95         7.31            3,972             216        7.27
Trading account assets:
    In offices in the U.S.                     30,015            1,418         6.32           23,544           1,103        6.26
    In offices outside the U.S.                38,286            2,021         7.06           39,850           2,017        6.77
Securities purchased under agreements
  to resell and federal funds sold,
    In offices in the U.S.                     15,075              617         5.47           15,757             648        5.50
    In offices outside the U.S.                23,495              876         4.98           24,137             854        4.73
Securities borrowed,
   mainly in offices in the U.S.               40,641            1,578         5.19           34,625           1,284        4.96
Loans:
    In offices in the U.S.                      6,628              357         7.20            4,955             281        7.58
    In offices outside the U.S.                25,116            1,264         6.73           24,833           1,206        6.49
Other interest-earning assets (b):
    In offices in the U.S.                      2,269              109            *              717             131           *
    In offices outside the U.S.                 1,001              119            *              753             238           *
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 207,616            9,668         6.23          195,402           9,137        6.25
Allowance for credit losses                      (800)                                          (915)
Cash and due from banks                         1,358                                            804
Other noninterest-earning assets               73,897                                         51,943
---------------------------------------------------------------------------------------------------------------------------------
 Total assets                                 282,071                                        247,234
---------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the nine months ended September 1998 and 1997.

(a) For the nine months ended September 30, 1998 and 1997, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
--------------------------------------------------------------------------------


Dollars in millions,
Interest and average rates
on a taxable-equivalent basis

                                                                                Nine months ended
                                                    ----------------------------------------------------------------------------
                                                            September 30, 1998                        September 30, 1997
                                                    ----------------------------------------------------------------------------
                                                     Average                  Average          Average                   Average
                                                     balance       Interest      Rate          Balance       Interest       Rate
                                                    ----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                          $  7,318       $    306       5.59%       $  9,600       $    401       5.58%
    In offices outside the U.S.                       50,053          1,832       4.89          45,793          1,642       4.79
Trading account liabilities:
    In offices in the U.S.                             9,972            553       7.41          10,800            549       6.80
    In offices outside the U.S.                       14,527            665       6.12          13,665            629       6.15
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                          70,551          2,923       5.54          66,703          2,617       5.25
Commercial paper, mainly in offices
    in the U.S.                                        9,363            395       5.64           4,444            178       5.36
Other interest-bearing liabilities:
    In offices in the U.S.                            12,947            635       6.56          15,990            724       6.05
    In offices outside the U.S.                        3,934            205       6.97           4,332            171       5.28
Long-term debt, mainly in offices in the U.S.         25,748          1,145       5.95          16,657            754       6.05
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                   204,413          8,659       5.66         187,984          7,665       5.45
Noninterest-bearing deposits:
    In offices in the U.S.                               880                                     1,035
    In offices outside the U.S.                          858                                       403
Other noninterest-bearing
    liabilities                                       64,275                                    46,498
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    270,426                                   235,920
Stockholders' equity                                  11,645                                    11,314
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
    equity                                           282,071                                   247,234
Net yield on interest-earning assets                                              0.65                                      1.01
--------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                 1,009                                     1,472
--------------------------------------------------------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

        10.   Material contracts

        12.   Statement re computation of ratios (incorporated by reference to exhibit 12 to J.P. Morgan's report on Form 8-K, dated October 19,
              1998)

        27.   Financial data schedule

     (b) Reports on Form 8-K

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998:

        July 14, 1998 (Items 5 and 7)
        Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three and six-month periods ended June 30, 1998.

        August 28, 1998 (Items 5 and 7)
        Reported the issuance by J.P. Morgan of a press release disclosing
          Russian exposure and approximate trading revenue for the quarter to date period.

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


                                  J.P. MORGAN & CO. INCORPORATED

                                  ------------------------------
                                           (Registrant)


                                       /s/ DAVID H. SIDWELL

                                       -----------------------------------
                                       NAME: DAVID H. SIDWELL
                                       TITLE: MANAGING DIRECTOR AND CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)


DATE: November 16, 1998

                                EXHIBIT INDEX


        10.   Material contracts

        12.   Statement re computation of ratios (incorporated by reference to exhibit 12 to J.P. Morgan's report on Form 8-K, dated October 19,
              1998)

        27.   Financial data schedule