Form 10-K
period 1998-12-31
MORGAN J P & CO INC
filed 1999-03-11
CIK 68100

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Adjustable Rate Cumulative Preferred Stock,         New York Stock Exchange
  Series A, No Par Value, Stated Value $100

Depositary shares representing a one-               New York Stock Exchange
  tenth interest in 6 5/8% Cumulative
  Preferred Stock, Series H, No Par
  Value, Stated Value $500

2.5% Commodity-Indexed Preferred                    American Stock Exchange
  Securities (ComPS(SM)), Series A issued
  by J.P. Morgan Index Funding Company I
  and guaranteed by J.P. Morgan & Co.
  Incorporated

Commodity-Indexed Preferred Securities              American Stock Exchange
 (ComPS(SM)), Series B issued by J.P.Morgan
  Index Funding Company I and guaranteed by
  J.P. Morgan & Co. Incorporated, Initial
  Face Amount $13

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of J.P. Morgan totaled $19,614,031,243 at February 26, 1999.

         The number of shares outstanding of J.P. Morgan's Common Stock, $2.50 Par Value, at February 26, 1999, 176,009,254 totaled shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

         J.P. Morgan's Annual report to Stockholders for the year ended December 31, 1998, is incorporated by reference in response to Part I, Items 1, 2, 3, and 4; Part II, Items 5, 6, 7, 7a, 8, and 9; and Part IV, Item 14 of Form 10-K.

         J.P. Morgan's definitive Proxy Statement dated March 11, 1999, is incorporated by reference in response to Part III, Items 10, 11, 12, and 13 of Form 10-K.

                        FORM 10-K CROSS-REFERENCE INDEX
                        -------------------------------

Part I                                                                          Page No. *
Item 1.    Business
             Description of business                                            19-30, 47-48
             Number of employees                                                128
             Financial information about foreign and domestic
               operations                                                       42-44, 123-124, 134-135
             Distribution of assets, liabilities, and
               stockholders' equity; interest rates and
               interest differential                                            131-133
             Investment portfolio                                               82-84
             Loan portfolio                                                     72-74, 89-92
             Summary of loan loss experience                                    73-74, 92-96
             Deposits                                                           96-97, 131-133
             Return on equity and assets                                        128-129
             Short-term borrowings                                              97-98

Item 2.    Properties                                                           48

Item 3.    Legal proceedings                                                    (a)

Item 4.    Submission of matters to a vote of security holders                  (a)

Part II

Item 5.    Market for registrant's common equity and related
             stockholder matters                                                124, 128-130

Item 6.    Selected financial data                                              128-129

Item 7.    Management's discussion and analysis of financial
             condition and results of operations                                1-4, 17-59

Item 7a.   Quantitative and qualitative disclosures about market
             risk                                                               49-54

Item 8.    Financial statements and supplementary data
             Report of independent accountants                                  62
             J.P. Morgan & Co. Incorporated
               Consolidated statement of income                                 63
               Consolidated balance sheet                                       64
               Consolidated statement of changes in
                 stockholders' equity                                           65-66
               Consolidated statement of cash flows                             67
           Morgan Guaranty Trust Company of New York -
             Consolidated statement of condition                                68
           Notes to financial statements                                        69-127
           Selected consolidated quarterly financial data                       (b)130

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

Item 12.      Security ownership of certain beneficial owners
                and management                                                         (c)

Item 13.      Certain relationships and related transactions                           (c)

Part IV

Item 14.      Exhibits, financial statement schedules, and reports on Form 8-K

              1. Financial statements have been included in Item 8.

              2. Financial statement schedules
                 Schedule III - Condensed financial information
                   of J.P. Morgan & Co. Incorporated (parent)                          125-127

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

    10a. 1992 stock incentive plan, as amended (incorporated by reference to Exhibit 10a to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

    10b. Director stock plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

    10c. Deferred compensation plan for directors' fees, as amended (incorporated by reference to Exhibit 10c to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1992, File No, 1-5885)

    10d. 1989 stock incentive plan, as amended (incorporated by reference to Exhibit 10d to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)


    10e. 1987 stock incentive plan, as amended (incorporated by reference to Exhibit 10e to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

   10f. Incentive compensation plan, as amended (incorporated by reference to Exhibit 10f to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1997, File No. 1-5885)

   10g. Stock option award (incorporated by reference to Exhibit 10h to J.P. Morgan's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885)

   10h. 1995 stock incentive plan, as amended (incorporated by reference to Exhibit 10i to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1996, File No. 1-5885)

   10i. 1995 executive officer performance plan (incorporated by reference to Exhibit 10j to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1995, File No. 1-5885)

   10j. 1998 performance plan (incorporated by reference to Exhibit 10 to J.P. Morgan's quarterly report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-5885)

   12.            Statements re computation of ratios

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

                     Reports on Form 8-K

                     Report on Form 8-K dated October 19, 1998, was filed with the Securities and Exchange Commission during the quarter ended December 31, 1998, which reported the issuance by J.P. Morgan of a press release reporting its earnings for the three- and nine-month periods ended September 30, 1998. In addition, Form 8-K dated December 9, 1998, was filed announcing a dividend increase, lower results for the fourth quarter, and a stock repurchase program.

                  *Refers to pages appearing in the J.P. Morgan & Co. Incorporated annual report to stockholders for the year ended December 31, 1998. Such annual report was mailed to stockholders and a copy is attached hereto as Exhibit 13. The aforementioned pages are incorporated herein by reference in accordance with General Instruction G to Form 10-K. This document shall be deemed to have been "filed" only to the extent of the material incorporated herein by reference.

(a)        Nothing to report.


(b) Fourth quarter 1998 results are incorporated by reference to the report on Form 8-K dated January 19, 1999, filed with the Securities and Exchange Commission.

(c) Incorporated by reference to the definitive Proxy Statement dated March 11, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 11, 1999, on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                       J.P. MORGAN & CO. INCORPORATED

By (SIGNATURE)                     s/RACHEL F. ROBBINS
                                   -----------------------------
(Name and Title)                   Rachel F. Robbins
                                   Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 1999, by the following persons on behalf of the registrant in the capacities indicated.

By (SIGNATURE)                     s/JOHN A. MAYER JR.
                                   -----------------------------
(Name and Title)                   John A. Mayer Jr.
                                   Chief Financial Officer
                                   (Principal financial officer)

By (SIGNATURE)                     s/DAVID H. SIDWELL
                                   -----------------------------
(Name and Title)                   David H. Sidwell
                                   Managing Director and Controller
                                   (Principal accounting officer)

By (SIGNATURE)                     s/DOUGLAS A. WARNER III *
                                   -----------------------------
(Name and Title)                   Douglas A. Warner III
                                   Chairman of the Board and Director
                                   (Principal executive officer)

By (SIGNATURE)                     s/PAUL A. ALLAIRE*
                                   -----------------------------
(Name and Title)                   Paul A. Allaire, Director

By (SIGNATURE)                     s/RILEY P. BECHTEL *
                                   -----------------------------
(Name and Title)                   Riley P. Bechtel, Director

By (SIGNATURE)                     s/LAWRENCE A. BOSSIDY *
                                   -----------------------------
(Name and Title)                   Lawrence A. Bossidy, Director

By (SIGNATURE)                     s/MARTIN FELDSTEIN *
                                   -----------------------------
(Name and Title)                   Martin Feldstein, Director

By (SIGNATURE)                     s/ELLEN V. FUTTER *
                                   -----------------------------
(Name and Title)                   Ellen V. Futter, Director

By (SIGNATURE)                     s/HANNA H. GRAY *
                                   -----------------------------
(Name and Title)                   Hanna H. Gray, Director

By (SIGNATURE)                     s/WALTER A. GUBERT *
                                   -----------------------------
(Name and Title)                   Walter A. Gubert
                                   Vice Chairman of the Board and Director

By (SIGNATURE)                     s/JAMES R. HOUGHTON *
                                   -----------------------------
(Name and Title)                   James R. Houghton, Director

By (SIGNATURE)                     s/JAMES L. KETELSEN *
                                   -----------------------------
(Name and Title)                   James L. Ketelsen, Director

By (SIGNATURE)                     s/JOHN A. KROL *
                                   -----------------------------
(Name and Title)                   John A. Krol, Director

By (SIGNATURE)                     s/ROBERTO G. MENDOZA *
                                   -----------------------------
(Name and Title)                   Roberto G. Mendoza
                                   Vice Chairman of the Board and Director

By (SIGNATURE)                     s/MICHAEL E. PATTERSON *
                                   -----------------------------
(Name and Title)                   Michael E. Patterson
                                   Vice Chairman of the Board and Director

By (SIGNATURE)                     s/LEE R. RAYMOND *
                                   -----------------------------
(Name and Title)                   Lee R. Raymond, Director

By (SIGNATURE)                     s/RICHARD D. SIMMONS *
                                   -----------------------------
(Name and Title)                   Richard D. Simmons, Director

By (SIGNATURE)                     s/KURT F. VIERMETZ *
                                   -----------------------------
(Name and Title)                   Kurt F. Viermetz, Director

By (SIGNATURE)                     s/DOUGLAS C. YEARLEY *
                                   -----------------------------
(Name and Title)                   Douglas C. Yearley, Director


* By  s/JAMES C.P. BERRY
      --------------------------
     James C.P. Berry
     (Attorney-in-fact)

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

   10a. 1992 stock incentive plan, as amended (incorporated by reference to Exhibit 10a to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

   10b. Director stock plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

   10c. Deferred compensation plan for directors' fees, as amended (incorporated by reference to Exhibit 10c to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1992, File No. 1-5885)

   10d. 1989 stock incentive plan, as amended (incorporated by reference to Exhibit 10d to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

   10e. 1987 stock incentive plan, as amended (incorporated by reference to Exhibit 10e to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1994, File No. 1-5885)

   10f. Incentive compensation plan, as amended (incorporated by reference to Exhibit 10f to J.P. Morgan annual report on Form 10-K for the year ended December 31, 1997, File No. 1-5885)

   10g. Stock option award (incorporated by reference to Exhibit 10h to J.P. Morgan's quarterly report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885)

   10h. 1995 stock incentive plan, as amended (incorporated by reference to Exhibit 10i to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1996, File No. 1-5885)

   10i. 1995 executive officer performance plan (incorporated by reference to Exhibit 10j to J.P. Morgan's annual report on Form 10-K for the year ended December 31, 1995, File No. 1-5885)

   10j. 1998 performance plan (incorporated by reference to Exhibit 10 to J.P. Morgan's quarterly report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-5885)

   12.            Statements re computation of ratios

   13. Annual report to stockholders. Only those sections of the annual report to stockholders referenced in the cross-reference index above are incorporated in the report on Form 10-K.

   21.            Subsidiaries of J.P. Morgan

   23.            Consent of independent accountants

   24.            Powers of attorney

   27.            Financial data schedule