Form 10-Q
period 1999-03-31
MORGAN J P & CO INC
filed 1999-05-17
CIK 68100

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
          (Mark one)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

Number of shares outstanding of each of the registrant's classes of common stock at April 30, 1999:

Common Stock, $2.50 Par Value                                 177,366,844 Shares

================================================================================

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following financial statement information as of and for the three months ended March 31, 1999, is set forth within this document on the pages indicated:

                                                                         Page(s)
     Three month Consolidated statement of income
     J.P. Morgan & Co. Incorporated ....................................     3

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated ....................................     4

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated ....................................     5

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated ....................................     6

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York .........................     7

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated ....................................  8-24

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Financial highlights ..............................................    25

     Segment analysis .................................................. 26-27

     Financial review .................................................. 28-34

     Risk management ................................................... 35-39

     Consolidated average balances and net interest earnings ........... 40-41

     Cross-border and local outstandings under the regulatory basis ....    42

PART II -- OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............    43

Item 6. EXHIBITS AND REPORTS ON FORM 8-K ...............................    44

SIGNATURES .............................................................    45

PART I
ITEM 1.  FINANCIAL STATEMENTS

Consolidated statement of income
J.P. Morgan & Co. Incorporated
In millions, except share data

                                                                       Three months ended
                                              --------------------------------------------------------------------------------------
                                                        March 31       March 31        Increase/      December 31        Increase/
                                                            1999           1998       (Decrease)             1998       (Decrease)
                                              --------------------------------------------------------------------------------------

Net interest revenue
Interest revenue                                          $2,757         $3,262           ($505)           $3,024           ($267)
Interest expense                                           2,368          2,926            (558)            2,701            (333)
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                         389            336              53               323              66

Provision for loan losses                                     --             --              --                85             (85)
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue after provision
    for loan losses                                          389            336              53               238             151

Noninterest revenues
Trading revenue                                            1,134            896             238               520             614
Investment banking revenue                                   390            346              44               381               9
Investment management revenue                                246            211              35               220              26
Fees and commissions                                         214            190              24               179              35
Investment securities (loss)/revenue                         (41)            43             (84)              (42)              1
Other revenue/(loss)                                         159            (25)            184                 8             151
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                 2,102          1,661             441             1,266             836


Total revenues, net of interest expense
   and provision for credit losses                         2,491          1,997             494             1,504             987

Operating expenses
Employee compensation and benefits                         1,096          1,003              93               801             295
Net occupancy                                                 82            151             (69)              124             (42)
Technology and communications                                247            301             (54)              305             (58)
Other expenses                                               142            177             (35)              161             (19)
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                   1,567          1,632             (65)            1,391             176

Income before income taxes                                   924            365             559               113             811
Income taxes                                                 324            128             196                24             300
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                   600            237             363                89             511

Per common share
Net income
     Basic                                                 $3.24          $1.26           $1.98             $0.44           $2.80
     Diluted                                                3.01           1.15            1.86              0.42            2.59
Dividends declared                                          0.99           0.95            0.04              0.99              --
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Consolidated balance sheet
J.P. Morgan & Co. Incorporated
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            March 31    December 31
In millions, except share data                                                                                  1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                                    $   1,450      $   1,203
Interest-earning deposits with banks                                                                           2,188          2,371
Debt investment securities available-for-sale carried at fair value                                           32,106         36,232
Equity investment securities                                                                                   1,096          1,169
Trading account assets                                                                                       119,853        113,896
Securities purchased under agreements to resell ($27,700 at March 1999
  and $31,056 at December 1998) and federal funds sold                                                        29,430         31,731
Securities borrowed                                                                                           39,248         30,790
Loans, net of allowance for loan losses of $447 at March 1999 and $470 at December 1998                       25,785         25,025
Accrued interest and accounts receivable                                                                       6,220          7,689
Premises and equipment, net of accumulated depreciation of $1,360 at March 1999 and
   $1,350 at December 1998                                                                                     1,903          1,881
Other assets                                                                                                   9,791          9,080
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                 269,070        261,067
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
Noninterest-bearing deposits:
   In offices in the U.S.                                                                                        841          1,242
   In offices outside the U.S.                                                                                   557            563
Interest-bearing deposits:
   In offices in the U.S.                                                                                      7,027          7,724
   In offices outside the U.S.                                                                                48,379         45,499
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                                56,804         55,028
Trading account liabilities                                                                                   76,527         70,643
Securities sold under agreements to repurchase ($61,736 at March 1999 and $62,784
  at December 1998) and federal funds purchased                                                               61,910         63,368
Commercial paper                                                                                               9,533          6,637
Other liabilities for borrowed money                                                                          12,413         12,515
Accounts payable and accrued expenses                                                                          7,711          9,859
Long-term debt not qualifying as risk-based capital                                                           22,916         23,037
Other liabilities, including allowance for credit losses of $125                                               3,074          2,999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             250,888        244,086
Liabilities qualifying as risk-based capital:
Long-term debt                                                                                                 5,402          4,570
Company-obligated mandatorily redeemable preferred securities of subsidiaries                                  1,150          1,150
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                            257,440        249,806

Stockholders' equity
Preferred stock (authorized shares: 10,000,000)
  Adjustable-rate cumulative preferred stock, $100 par value (issued and outstanding: 2,444,300)                 244            244
  Variable cumulative preferred stock,  $1,000 par value (issued and outstanding: 250,000)                       250            250
  Fixed cumulative preferred stock, $500 par value (issued and outstanding: 400,000)                             200            200
Common stock, $2.50 par value (authorized shares: 500,000,000; issued: 200,934,737
  at March 1999 and 200,873,067 at December 1998)                                                                502            502
Capital surplus                                                                                                1,249          1,252
Common stock issuable under stock award plans                                                                  1,439          1,460
Retained earnings                                                                                             10,022          9,614
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                                     10            147
  Foreign currency translation, net of taxes                                                                     (47)           (46)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              13,869         13,623
Less: treasury stock (24,237,929 shares at March 1999 and 25,866,786 shares
  at December 1998) at cost                                                                                    2,239          2,362
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                    11,630         11,261
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                                   269,070        261,067
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Consolidated statement of changes in stockholders' equity
J.P. Morgan & Co. Incorporated

                                                                                          1999                         1998
                                                                                 -----------------------    ------------------------
                                                                                                 Compre-                    Compre-
                                                                                 Stockholders'   hensive    Stockholders'   hensive
In millions: Three months ended March 31                                             Equity       Income          Equity     Income
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock
Adjustable-rate cumulative preferred stock balance, January 1 and
     March 31                                                                       $    244                    $    244
Variable cumulative preferred stock balance, January 1 and March 31                      250                         250
Fixed cumulative preferred stock, January 1 and March 31                                 200                         200
------------------------------------------------------------------------------------------------------------------------------------
Total preferred stock, March 31                                                          694                         694
------------------------------------------------------------------------------------------------------------------------------------
Common stock
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1 and March 31                                                          502                         502
------------------------------------------------------------------------------------------------------------------------------------
Capital surplus
Balance, January 1                                                                     1,252                       1,360
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and conversion of debentures
     and income tax benefits associated with stock options                                (3)                         (9)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                      1,249                       1,351
------------------------------------------------------------------------------------------------------------------------------------
Common stock issuable under stock award plans
Balance, January 1                                                                     1,460                       1,185
Deferred stock awards, net                                                               (21)                         56
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                      1,439                       1,241
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, January 1                                                                     9,614                       9,398
Net income                                                                               600     $  600              237     $  237
Dividends declared on preferred stock                                                     (9)                         (9)
Dividends declared on common stock                                                      (175)                       (169)
Dividend equivalents on common stock issuable                                             (8)                        (10)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                     10,022                       9,447
------------------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
Net unrealized gains on investment securities:
Balance, net of taxes, January 1                                                         147                         432
                                                                                    --------                    --------
     Net unrealized holding (losses)/gains arising during the period,
        before taxes (($149) in 1999 and $10 in 1998, net of taxes)                     (247)                         33
     Reclassification adjustment for net (losses)/gains included in net income,
        before taxes (($15) in 1999 and $13 in 1998, net of taxes)                        26                         (35)
                                                                                    --------                    --------
Change in net unrealized gains on investment securities, before taxes                   (221)                         (2)
Income tax benefit/(expense)                                                              84                           3
                                                                                    --------                    --------
Change in net unrealized gains on investment securities, net of taxes                   (137)      (137)               1          1
Balance, net of taxes, March 31                                                           10                         433
                                                                                    --------                    --------
Foreign currency translation:
Balance, net of taxes, January 1                                                         (46)                        (22)
                                                                                    --------                    --------
Translation adjustment arising during the period, before taxes                             -                         (11)
Income tax benefit                                                                        (1)                          4
                                                                                    --------                    --------
Translation adjustment arising during the period, net of taxes                            (1)        (1)              (7)        (7)
                                                                                    --------                    --------
Balance, net of taxes, March 31                                                          (47)                        (29)
------------------------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income,
     net of taxes, March 31                                                              (37)                        404
------------------------------------------------------------------------------------------------------------------------------------
Less: Treasury stock
Balance, January 1                                                                     2,362                       2,145
Purchases                                                                                109                         135
Shares issued/distributed, primarily related to various employee benefit plans          (232)                       (238)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                      2,239                       2,042
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            11,630                      11,597
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                          462                         231
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Consolidated statement of cash flows
J.P. Morgan & Co. Incorporated
---------------------------------------------------------------------------------------------------------------------------
In millions                                                                                          Three months ended
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 March 31         March 31
                                                                                                     1999             1998
---------------------------------------------------------------------------------------------------------------------------

Net income                                                                                       $    600         $    237
Adjustments to reconcile to cash provided by (used in) operating activities:
    Noncash items: depreciation, amortization, deferred income taxes, stock award
       plans, and write-downs on investment securities                                                452              150
   Net (increase) decrease in assets:
       Trading account assets                                                                      (6,045)         (11,536)
       Securities purchased under agreements to resell                                              3,340            7,805
       Securities borrowed                                                                         (8,458)           1,591
       Loans held for sale                                                                          1,090              (57)
       Accrued interest and accounts receivable                                                     1,464           (1,611)
   Net increase/(decrease) in liabilities:
       Trading account liabilities                                                                  5,817              504
       Securities sold under agreements to repurchase                                              (1,063)           9,392
       Accounts payable and accrued expenses                                                       (2,041)          (2,022)
   Other changes in operating assets and liabilities, net                                          (1,191)          (1,241)
   Net investment securities losses/(gains) included in cash flows from investing activities           18              (47)
---------------------------------------------------------------------------------------------------------------------------

Cash (used in) provided by operating activities                                                    (6,017)           3,165
---------------------------------------------------------------------------------------------------------------------------
Net decrease in interest-earning deposits with banks                                                  181              626
Debt investment securities:
     Proceeds from sales                                                                           13,202            3,273
     Proceeds from maturities, calls, and mandatory redemptions                                     2,762            1,761
     Purchases                                                                                    (12,175)          (7,879)
Net (increase) in federal funds sold                                                               (1,055)              --
Net decrease (increase) in loans                                                                   (1,879)          (2,163)
Payments for premises and equipment                                                                   (97)             (63)
Investment in American Century Companies, Inc.                                                         --             (965)
Other changes, net                                                                                    204             (976)
---------------------------------------------------------------------------------------------------------------------------

Cash provided by (used in) investing activities                                                     1,143           (6,386)
---------------------------------------------------------------------------------------------------------------------------
Net (decrease) in noninterest-bearing deposits                                                       (408)            (201)
Net increase in interest-bearing deposits                                                           2,131            1,694
Net (decrease) in federal funds purchased                                                            (410)          (1,457)
Net increase in commercial paper                                                                    2,896            2,299
Other liabilities for borrowed money proceeds                                                       2,377            4,859
Other liabilities for borrowed money payments                                                      (3,910)          (5,963)
Long-term debt proceeds                                                                             3,119            4,520
Long-term debt payments                                                                            (2,194)          (2,271)
Capital stock issued or distributed                                                                    44              166
Capital stock purchased                                                                              (109)            (135)
Dividends paid                                                                                       (182)            (177)
Other changes, net                                                                                  1,782             (759)
---------------------------------------------------------------------------------------------------------------------------

Cash provided by financing activities                                                               5,136            2,575
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                                            (15)               1
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and due from banks                                                        247             (645)
Cash and due from banks at December 31, 1998 and 1997                                               1,203            1,758
---------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at March 31, 1999 and 1998                                                  1,450            1,113
---------------------------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                                    $  2,348         $  3,212
     Income taxes                                                                                     190              173
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Consolidated statement of condition
Morgan Guaranty Trust Company of New York
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          March 31      December 31
In millions, except share data                                                                                1999             1998
------------------------------------------------------------------------------------------------------------------------------------

Assets
Cash and due from banks                                                                                  $   1,415        $   1,147
Interest-earning deposits with banks                                                                         2,170            2,372
Debt investment securities available-for-sale carried at fair value                                          6,581            3,634
Trading account assets                                                                                      93,719           90,770
Securities purchased under agreements to resell and federal funds sold                                      30,392           33,316
Securities borrowed                                                                                          8,187            8,193
Loans, net of allowance for loan losses of $446 at March 1999 and $470 at December 1998                     25,646           24,876
Accrued interest and accounts receivable                                                                     5,170            3,898
Premises and equipment, net of accumulated depreciation of $1,164 at March 1999 and
  $1,160 at December 1998                                                                                    1,725            1,703
Other assets                                                                                                 8,791            5,337
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                               183,796          175,246
------------------------------------------------------------------------------------------------------------------------------------

Liabilities
Noninterest-bearing deposits:
  In offices in the U.S.                                                                                       866            1,232
  In offices outside the U.S.                                                                                  559              572
Interest-bearing deposits:
  In offices in the U.S.                                                                                     7,051            7,749
  In offices outside the U.S.                                                                               50,126           46,668
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                              58,602           56,221
Trading account liabilities                                                                                 67,693           64,776
Securities sold under agreements to repurchase and federal funds purchased                                  19,200           14,916
Other liabilities for borrowed money                                                                         7,588            8,646
Accounts payable and accrued expenses                                                                        5,483            6,123
Long-term debt not qualifying as risk-based capital (includes $482 at March 1999 and
  $736 at December 1998 of notes payable to J.P. Morgan)                                                    10,301           10,358
Other liabilities, including allowance for credit losses of $125                                             1,040              542
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           169,907          161,582
Long-term debt qualifying as risk-based capital (includes $3,053 at March 1999 and
  $3,053 at December 1998 of notes payable to J.P. Morgan)                                                   3,146            3,186
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                          173,053          164,768

Stockholder's equity
Preferred stock, $100 par value (authorized shares: 2,500,000)                                                  --               --
Common stock, $25 par value (authorized shares: 11,000,000; issued and
  outstanding 10,599,027)                                                                                      265              265
Surplus                                                                                                      3,305            3,305
Undivided profits                                                                                            7,120            6,836
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                                   99              118
  Foreign currency translation, net of taxes                                                                   (46)             (46)
------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                                  10,743           10,478
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                                 183,796          175,246
------------------------------------------------------------------------------------------------------------------------------------

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

o advisory
o underwriting
o financing
o market making
o asset management
o brokerage

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

Basis of presentation

Financial information included in the accounts of J.P. Morgan, and the subsidiaries for which our ownership is more than 50% of the company, is contained in the consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The financial information as of March 31, 1999 and 1998 and for the three months ended March 31, 1999, March 31, 1998, and December 31, 1998 are unaudited. All adjustments which, in the opinion of management, are necessary for a fair presentation have been made and were of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements included in J.P. Morgan's Annual report on Form 10-K for the year ended December 31, 1998. The nature of J.P. Morgan's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform with the current presentation.

The following provides certain supplemented information regarding our accounting policies.

Impaired loans

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. We consider the following in identifying impaired loans:

o     A default has occurred or is expected to occur,
o The payment of principal and/or interest or other cash flows is greater than 90 days past due and collateral, if any, is insufficient to cover principal and interest, or
o Management has serious doubts as to the collectibility of future cash flows, even if the loan is currently performing.

Once a loan is identified as impaired, management regularly measures impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (collectively with SFAS 114, SFAS No. 114). We measure impairment of a loan based on the present value of expected future cash flows, observable market value, or the fair value of the collateral. If the determined SFAS No. 114 value is less than the recorded investment in the impaired loan, an allowance is established or appropriated for the amount deemed uncollectible; if the impairment is deemed permanent or highly certain, the exposure is charged off against the allowance.

When a loan is recognized as impaired, the accrual of interest is discontinued and any previously accrued but unpaid interest on the loan is reversed against the current period's interest revenue. Interest received on impaired loans is applied in the following order:

o     against the recorded impaired loan until paid in full
o     as a recovery up to any amounts charged off related to the impaired loan
o     as revenue

Allowances for credit losses

We maintain allowances for credit losses to absorb losses inherent in our traditional extensions of credit that we believe are probable and that can be reasonably estimated. These allowances include an allowance for loans and an allowance for off-balance-sheet credit financial instruments such as commitments, standby letters of credit, and guarantees.

The firm's Asset Quality Review process determines the appropriate allowances based on an estimate of probable losses by counterparty, industry, or country component; a statistical model estimate for expected losses on our remaining performing portfolio; and a general component for probable losses that is necessary to reflect the imprecise, subjective, and judgmental elements in evaluating and modeling credit risk. In previous quarters, management utilized a coverage ratio approach to determine the appropriate level of the general component so that the combination of the expected loss and general components would be at least 150% of the expected loss component. During the first quarter of 1999, management refined its method and separately estimated the impact of identified model limitations.

In March 1999, a Joint Working Group, comprised of banking and securities regulators, was formed to provide clarification to the banking industry regarding the appropriate accounting, disclosure, and documentation requirements for allowances for credit losses. We have begun an initiative to review our model for estimating credit losses and determining the appropriate level of our allowances, with the goal of refining it based on our review, which will incorporate any guidance issued by the Joint Working Group.

2. Accounting changes and developments

Disclosures about segments of an enterprise and related information

Effective with the filing of our 1998 Annual report on Form 10-K for the year ended December 31, 1998, we adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard establishes the criteria for determining an operating segment and the required financial information to be disclosed. SFAS No. 131 also establishes standards for disclosing related information regarding products and services, geographic areas, and major customers. This standard supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. This standard is limited to issues of reporting and presentation and does not address recognition or measurement. Its adoption, therefore, did not affect our earnings, liquidity, or capital resources. All periods presented have been restated to conform to the new requirements. Refer to note 22, "Segments."

Accounting for derivative instruments and hedging activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted starting with our financial statements for the quarter ended March 31, 2000. The standard will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. If the change in fair value of a derivative designated as a hedge is not effectively offset, as defined, by the change in value of the item it is hedging, this difference will be immediately recognized in earnings. While we have not determined the specific impact of SFAS No. 133 on our earnings and financial position, we have identified, based on current hedging strategies, our activities that would be most affected by the new standard. Specifically, the Proprietary Investing and Trading segment uses derivatives to hedge its investment portfolio, deposits, and issuance of debt - primarily hedges of interest rate risk. Our credit activities use credit derivatives to hedge credit risk, and to a lesser extent, use other derivatives to hedge interest rate risk. Management is currently evaluating the impact of SFAS No. 133 on our hedging strategies. The actual assessment of the impact on the firm's earnings and financial position of adopting SFAS No. 133 will be made based on our January 1, 2000 positions in accordance with the standard.

Accounting for the costs of computer software developed or obtained for internal use

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that we capitalize certain costs associated with the acquisition or development of internal use software. Effective January 1, 1999, we adopted SOP 98-1; restatement of financial statements of previous years is not allowed. As a result of this adoption we expect to capitalize approximately $130 million in software costs during 1999, net of expected amortization, of which $29 million was capitalized in the first quarter. Previously, these costs would have been expensed as incurred. Once the software is ready for its intended use, we will begin amortizing capitalized costs on a straight-line basis over its expected useful life. This period will generally not exceed three years.

3. Restructuring of business activities

During the first quarter 1998, the firm announced a plan to restructure certain sales and trading functions in Europe, refocus our investment banking and equities businesses in Asia, and rationalize resources throughout the firm. As a result of this decision, the 1998 first quarter reflected a pretax charge of $215 million ($129 million after tax) which consisted of the following: severance-related costs of $140 million recorded in Employee compensation and benefits associated with staff reductions of approximately 900; $70 million in Net occupancy, primarily related to lease termination fees, estimated losses on sublease agreements, and the write-off of various leasehold improvements and equipment, primarily in Europe; and $5 million in Technology and communications, related to equipment write-offs. During the fourth quarter 1998, we revised our estimates of remaining costs under the plan and reduced the liability by $7 million; this adjustment was recorded in Net occupancy. Excluding certain long-term commitments, the reserve related to this charge was substantially utilized as of December 31, 1998.

During the fourth quarter 1998, the firm incurred an additional pretax charge of $143 million ($86 million after tax) related to cost reduction programs that are part of its productivity initiatives. The charge reflected severance-related costs of $101 million recorded in Employee compensation and benefits associated with staff reductions of approximately 800. It also reflected $42 million (net of the $7 million adjustment discussed above) in Net occupancy primarily related to estimated losses on sublease agreements and the write-off of various leasehold improvements and furniture and fixtures in several European locations. As of March 31, 1999, approximately $62 million of the fourth-quarter charge was accrued in Other liabilities of which $40 million related to severance and the remainder related to real estate. We expect to use the majority of this remaining reserve by the end of 1999, excluding certain long-term commitments.

While predominantly impacting the European and North American regions, the special charges primarily affected all client-focused activities as defined by our reported segments in note 22, "Segments."

Additional costs associated with these initiatives did not meet the requirement for inclusion in the first- or fourth-quarter charge. These items will be expensed as incurred but are not expected to have a material impact on the firm. The remaining reserve relates to future cash outflows associated with severance payments, lease termination benefits, and other exit costs. We do not anticipate that the payment of these items will have a material impact on the financial position or liquidity of the firm.

4. Business changes and developments

Euroclear

We operate, under contract, the Euroclear system -- the world's largest clearance and settlement system for internationally traded securities. In connection with our role as operator of Euroclear, we provide credit and deposit services to Euroclear participants. The results related to Euroclear are included in the Asset Management and Servicing segment and represent a significant component of the segment's pretax income. In response to the introduction of the euro and other developments in global markets, Euroclear and Morgan have proposed, in May 1999, a hub and spoke consolidation model to capture synergies across markets with the goal of developing for clients a more efficient international clearing system. As a result of this and other initiatives in Europe, our role as operator of the Euroclear system may change and, in that event, the contribution of this segment would be impacted over time.

Occupancy

On December 23, 1998, the City and State of New York and the New York Stock Exchange announced an agreement to build a new Exchange on land currently occupied by J.P. Morgan facilities at 15 Broad Street, 23 Wall Street, and 37 Wall Street in New York City. We do not anticipate any disruption to our operations, or any material impact to the firm's financial statements, as a result of this transaction.

Securities portfolio accounting services

On April 22, 1999, J.P. Morgan announced that The Bank of New York has been appointed to provide securities portfolio accounting and related operational services for J.P. Morgan's asset management business. We do not anticipate any disruption to our operations, or any material impact to the firm's financial statements, as a result of this transaction.

5. Interest revenue and expense

The table below presents an analysis of interest revenue and expense obtained from on- and off-balance-sheet financial instruments. Interest revenue and expense associated with derivative financial instruments are included with related balance sheet instruments. These derivative financial instruments are used as hedges or to modify the interest rate characteristics of assets and liabilities and include swaps, forwards, futures, options, and debt securities forwards.

                                                               First quarter
                                                        -----------------------------
In millions                                                1999               1998
-------------------------------------------------------------------------------------
Interest revenue
Deposits with banks                                    $     81           $     70
Debt investment securities (a)                              459                378
Trading account assets                                      861              1,184
Securities purchased under agreements
  to resell and federal funds sold                          426                505
Securities borrowed                                         448                496
Loans                                                       430                546
Other sources                                                52                 83
-------------------------------------------------------------------------------------
Total interest revenue                                    2,757              3,262
-------------------------------------------------------------------------------------
Interest expense
Deposits                                                    616                790
Trading account liabilities                                 274                455
Securities sold under agreements to
  repurchase and federal funds purchased                    743                932
Other borrowed money                                        355                395
Long-term debt                                              380                354
-------------------------------------------------------------------------------------
Total interest expense                                    2,368              2,926
-------------------------------------------------------------------------------------
Net interest revenue                                        389                336
-------------------------------------------------------------------------------------

(a) Interest revenue from debt investment securities included taxable revenue of $429 million and revenue exempt from U.S. income taxes of $30 million for the three months ended March 31, 1999. Interest revenue from debt investment securities included taxable revenue of $356 million and revenue exempt from U.S. income taxes of $22 million for the three months March 31, 1998.

Net interest revenue associated with derivatives used for purposes other-than-trading was approximately $26 million for the three months ended March 31, 1999, compared with approximately $32 million for the three months ended March 31, 1998. At March 31, 1999, approximately $209 million of net deferred losses on closed derivative contracts used for purposes other-than-trading were recorded on the "Consolidated balance sheet." These amounts are primarily net deferred losses on closed hedge contracts, which are included in the amortized cost of the debt investment portfolio as of March 31, 1999. The amount of net deferred gains or losses on closed derivative contracts changes from period to period, primarily due to the amortization of such amounts to Net interest revenue. These changes are also influenced by the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred losses (gains) on closed derivative contracts as of March 31, 1999 of $209 million, are expected to amortize into Net interest revenue as follows: $36 million - remainder of 1999; $48 million in 2000; $48 million in 2001; $46 million in 2002; $28 million in 2003; ($1) million in 2004; and approximately $4 million thereafter.

6. Trading revenue

Trading revenue is predominantly generated by our market making activities included in our Global Finance sector as well as activities in our Proprietary Investments sector. The following table presents trading revenue by principal product grouping for the three months ended March 31, 1999 and 1998. Prior period amounts have been restated to reflect the product groupings as described below.

                                                                First quarter
                                                            --------------------
In millions                                                   1999          1998
--------------------------------------------------------------------------------
Fixed income                                                $  561        $  724
Equities                                                       160            97
Foreign exchange                                               413            75
--------------------------------------------------------------------------------
Total trading revenue                                        1,134           896
--------------------------------------------------------------------------------
Trading-related net interest revenue                           215           109
--------------------------------------------------------------------------------
Combined total                                               1,349         1,005
--------------------------------------------------------------------------------

Fixed income trading revenue includes the results of making markets in both developed and emerging countries in government securities, U.S. government agency securities, corporate debt securities, money market instruments, interest rate and currency swaps, and options and other derivatives. Equities trading revenue includes the results of making markets in global equity securities, equity derivatives such as swaps, options, futures, and forward contracts, and convertible debt securities. Foreign exchange trading revenue includes the results of making markets in spot, options, and short-term interest rate products in order to help clients manage their foreign currency exposure. Foreign exchange also includes the results from commodity transactions in spot, forwards, options, and swaps.

7. Investment securities

Debt investment securities

Our debt investment securities portfolio is classified as available-for-sale. Available-for-sale securities are measured at fair value and unrealized gains or losses are reported as a net amount within the stockholders' equity account, Net unrealized gains on investment securities, net of taxes.

The following table presents the gross unrealized gains and losses and a comparison of the cost, along with the fair and carrying value of our available-for-sale debt investment securities at March 31, 1999. The gross unrealized gains or losses on each debt investment security include the effects of any related hedge. See Note 10, "Derivatives," for additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities.

                                                                                 Gross          Gross       Fair and
                                                                            unrealized     unrealized       carrying
In millions: March 31, 1999                                        Cost          gains         losses          value
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                                   $ 4,064        $    98        $    --        $ 4,162
U.S. government agency, principally mortgage-backed              25,450             48            255         25,243
U.S. state and political subdivision                              1,506            131              6          1,631
U.S. corporate and bank debt                                        119              1              4            116
Foreign government (a)                                              406             --              7            399
Foreign corporate and bank debt                                     470              5             37            438
Other                                                               117             --             --            117
--------------------------------------------------------------------------------------------------------------------
Total debt investment securities                                 32,132            283            309         32,106
--------------------------------------------------------------------------------------------------------------------

(a) Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development.

The table below presents net debt investment securities gains/(losses) during the three months ended March 31, 1999 and 1998. These amounts are recorded in Investment securities revenue.

                                                                    First quarter
                                                                -------------------
In millions                                                     1999           1998
-----------------------------------------------------------------------------------
Gross realized gains from sales of securities                   $ 34           $ 47
Gross realized losses from sales of securities                   (60)           (32)
-----------------------------------------------------------------------------------
Net debt investment securities (losses)/gains                    (26)            15
-----------------------------------------------------------------------------------

Equity investment securities

Equity investment securities include both marketable and nonmarketable securities.

Marketable available-for-sale equity investment securities

Marketable equity investment securities, which are classified as available-for-sale, are recorded at fair value. Unrealized gains and losses are reported as a net amount within the stockholders' equity account, Net unrealized gains on investment securities, net of taxes. Gross unrealized gains and losses, as well as a comparison of the cost, and fair and carrying value of marketable available-for-sale equity investment securities as of March 31, 1999 are shown in the following table.

In millions: March 31, 1999
-------------------------------------------------------------------------------------------------------
Cost                                                                                          $  450
-------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                                           129
Gross unrealized losses                                                                          (90)
-------------------------------------------------------------------------------------------------------
Net unrealized gains(a)                                                                           39
-------------------------------------------------------------------------------------------------------
Fair and carrying value                                                                          489
-------------------------------------------------------------------------------------------------------

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

In millions: March 31, 1999
-------------------------------------------------------------------------------------------------------
Carrying value                                                                                $  607
Net unrealized gains on nonmarketable securities(a)                                              105
-------------------------------------------------------------------------------------------------------
Fair value                                                                                       712
-------------------------------------------------------------------------------------------------------

(a) Primarily relates to investments in the telecommunications, media, and transportation industries.

Realized gains and write-downs

The following table presents gross realized gains and write-downs for other-than-temporary impairments in value related to our equity investments portfolio, excluding securities in SBICs, for the three months ended March 31, 1999 and 1998. These amounts are recorded in Investment securities revenue.

                                                                                     First quarter
                                                                                 ----------------------
In millions                                                                      1999              1998
-------------------------------------------------------------------------------------------------------
Gross realized gains from marketable available-for-sale securities               $ --              $ 25
Gross realized gains from nonmarketable and other equity securities                 8                 7
Write-downs for other-than-temporary impairments in value                         (38)              (14)
-------------------------------------------------------------------------------------------------------
Net equity investment securities realized (losses)/gains                          (30)               18
-------------------------------------------------------------------------------------------------------

8. Investment in American Century Companies, Inc.

In January 1998, we completed the purchase of a 45% economic interest in American Century Companies, Inc. (American Century) for $965 million. American Century is a no-load U.S. mutual fund company selling directly to individuals. The investment is accounted for under the equity method of accounting and recorded in Other assets. The excess of our investment over our share of equity (i.e., goodwill) in American Century was approximately $795 million at the time of purchase. This amount is being amortized on a straight-line basis over a period of 25 years. At March 31, 1999 and 1998 goodwill totaled $751 million and $785 million, respectively. Amortization of goodwill was approximately $8 million for the three months ended March 31, 1999 and 1998, respectively. Our share of equity income or loss in American Century and the amortization of goodwill related to this investment is recorded in Other revenue.

9. Trading account assets and liabilities

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the fair and carrying value of trading account assets and trading account liabilities at March 31, 1999. It also includes the average balance for the three months ended March 31, 1999.

                                                               Carrying                  Average
                                                                  value                  balance
                                                   ------------------------  -----------------------
                                                               March 31            First quarter
In millions:                                                       1999                     1999
----------------------------------------------------------------------------------------------------
Trading account assets
 U.S. Treasury                                                 $  9 509                 $ 11 038
 U.S. government agency                                          12 328                   11 455
 Foreign government                                              20 396                   20 418
 Corporate debt and equity                                       18 962                   20 034
 Other securities                                                 7 114                    5 770
 Interest rate and currency swaps                                20 255                   16 689
 Credit derivatives                                               2 478                    2 714
 Foreign exchange contracts                                       3 043                    3 962
 Interest rate futures and forwards                                  55                       90
 Commodity and equity contracts                                   3 618                    3 012
 Purchased option contracts                                      22 095                   18 123
----------------------------------------------------------------------------------------------------
 Total trading account assets                                   119 853                  113 305
----------------------------------------------------------------------------------------------------
 Trading account liabilities
 U.S. Treasury                                                    5 108                    6 588
 Foreign government                                              13 669                   11 211
 Corporate debt and equity                                       11 239                    8 344
 Other securities                                                 3 260                    3 356
 Interest rate and currency swaps                                16 834                   16 763
 Credit derivatives                                               1 856                    1 536
 Foreign exchange contracts                                       2 755                    5 137
 Interest rate futures and forwards                                 977                    1 247
 Commodity and equity contracts                                   2 626                    2 578
 Written option contracts                                        18 203                   16 483
----------------------------------------------------------------------------------------------------
 Total trading account liabilities                               76 527                   73 243
----------------------------------------------------------------------------------------------------

Included in trading account assets are gross derivative receivables of $534 million at March 31, 1999 that relate to disputed swap contracts with South Korean counterparties. An adjustment has been made by management to record these receivables at their estimated fair value.

Trade date receivables/payables

Amounts receivable and payable for securities that have not reached their contractual settlement dates are recorded net in the "Consolidated balance sheet." Amounts receivable for securities sold of $30.9 billion were netted against amounts payable for securities purchased of $30.2 billion. This produced a net trade date receivable of $0.7 billion, recorded in accrued interest and accounts receivable, at March 31, 1999.

10. Derivatives

In general, derivatives are contracts or agreements whose values are derived from changes in interest rates, foreign exchange rates, prices of securities, or financial or commodity indices. The timing of cash receipts and payments for derivatives is generally determined by contractual agreement. Derivatives are either standardized contracts executed on an exchange or negotiated over-the-counter contracts. Futures and options contracts are examples of standard exchange-traded derivatives. Forwards, swaps, and option contracts are examples of over-the-counter derivatives. Over-the-counter derivatives are generally not traded like securities. In the normal course of business, however, they may be terminated or assigned to another counterparty if the original holder agrees.

Derivatives may be used for trading or other-than-trading purposes. Other-than-trading purposes are primarily related to our investing activities.

Derivatives used for trading purposes include:

o     interest rate and currency swap contracts
o     credit derivatives
o interest rate futures, forward rate agreements, and interest rate option contracts
o     foreign exchange spot, forward, futures, and option contracts
o     equity swap, futures and option contracts
o     commodity swap, forward and option contracts

In our investing activities we use derivative instruments including:

o     interest rate and currency swap contracts
o     credit derivatives
o     foreign exchange forward contracts
o     interest rate futures and debt securities forward contracts
o     interest rate and equity option contracts

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

Credit derivatives include credit default swaps and related swap and option contracts. Credit default swaps are contractual agreements that provide insurance against a credit default of one or more referenced credits. The protection buyer pays a periodic fee in return for a contingent payment by the protection seller in case of default. The contingent payment is typically the loss incurred by the creditor of the reference credit in the event of default - that is, the difference between the notional and the recovery amount.

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

Commodity and equity contracts include swaps and futures in the commodity and equity markets and commodity forward agreements. Equity swaps are contractual agreements to receive the appreciation or depreciation in value based on a specific strike price on an equity instrument in return for paying another rate, which is usually based on equity index movements or interest rates. Commodity swaps are contractual commitments to exchange the fixed price of a commodity for a floating price. Equity and commodity futures are exchange-traded agreements to receive or deliver a financial instrument or commodity at a specific future date and price. Equity and commodity forwards are over-the-counter agreements to purchase or sell a specific amount of a financial instrument or commodity at an agreed-upon price and settlement date.

An option provides the option purchaser, for a fee, the right - but not the obligation - to buy or sell a security at a fixed price on or before a specified date. The option writer is obligated to buy or sell the security if the purchaser chooses to exercise the option. These options include contracts in the interest rate, foreign exchange, equity, and commodity markets. Interest rate options include caps and floors.

The following table presents notional amounts for trading and other-than-trading derivatives, based on management's intent and ongoing usage. A summary of the on-balance-sheet credit exposure, which is represented by the net positive fair value associated with trading derivatives and recorded in Trading account assets, is also included in the following table. Our on-balance-sheet credit exposure takes into consideration $94.5 billion of master netting agreements in effect at March 31, 1999.

In billions: March 31, 1999                                                    Notional amounts      Credit exposure
------------------------------------------------------------------------------------------------------------------------

Interest rate and currency swaps
  Trading                                                                              $3,575.1
  Other-than-trading(a)(b)                                                                 68.5
------------------------------------------------------------------------------------------------------------------------
  Total interest rate and currency swaps                                                3,643.6             $20.2
---------------------------------------------------------------------------------------------------------------------
Credit derivatives
   Trading                                                                                 87.8
   Other-than-trading (a)                                                                  21.7
---------------------------------------------------------------------------------------------------------------------
   Total credit derivatives                                                               109.5               2.5
---------------------------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and futures contracts
  Trading                                                                                 498.7
  Other-than-trading(a)(b)                                                                 20.4
---------------------------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward, and futures contracts                             519.1               3.0
---------------------------------------------------------------------------------------------------------------------
Interest rate futures, forward rate agreements, and debt securities forwards
  Trading                                                                               1,239.0
  Other-than-trading                                                                       14.1
---------------------------------------------------------------------------------------------------------------------
  Total interest rate futures, forward rate agreements,
  and debt securities forwards                                                          1,253.1                --
---------------------------------------------------------------------------------------------------------------------
Commodity and equity swaps, forward, and futures contracts, all trading                    74.0               3.6
---------------------------------------------------------------------------------------------------------------------
Purchased options(c)
  Trading                                                                               1,339.3
  Other-than-trading(a)                                                                     8.0
---------------------------------------------------------------------------------------------------------------------
  Total purchased options                                                               1,347.3              22.1
---------------------------------------------------------------------------------------------------------------------
Written options, all trading(d)                                                         1,539.3
---------------------------------------------------------------------------------------------------------------------
Total on-balance-sheet credit exposure                                                                       51.4
---------------------------------------------------------------------------------------------------------------------

(a) Derivatives used as hedges of other-than-trading positions may be transacted with third parties through independently managed J.P. Morgan derivative dealers that function as intermediaries for credit and administrative purposes. In such cases, the terms of the third-party transaction - notional, duration, currency, etc. - are matched with the terms of the internal trade to ensure the hedged risk has been offset with a third party. If such terms are not matched or a third-party trade is not transacted, the intercompany trade is eliminated in consolidation.

(b) The notional amounts of derivative contracts used for purposes other-than-trading, conducted in the foreign exchange markets, primarily forward contracts, amounted to $26.2 billion at March 31, 1999, and were primarily denominated in the following currencies: Euro $7.2 billion, Canadian dollar $2.2 billion, Swiss franc $1.9 billion, Danish krone $1.4 billion, Japanese yen $1.3 billion and British pound $1.3 billion.

(c) At March 31, 1999, purchased options used for trading purposes included $1,013.2 billion of interest rate options, $209.5 billion of foreign exchange options, and $116.6 billion of commodity and equity options. Options used for purposes other-than-trading are primarily interest rate options. Purchased options executed on an exchange amounted to $233.6 billion and those negotiated over-the-counter amounted to $1,113.7 billion at March 31, 1999.

(d) At March 31, 1999, written options included $1,216.2 billion of interest rate options, $209.0 billion of foreign exchange options, and $114.1 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $325.2 billion and those negotiated over-the-counter amounted to $1,214.1 billion at March 31, 1999.

As part of our other-than-trading activities, we use derivatives to hedge our exposure to interest rate and currency fluctuations, primarily on or related to debt investment securities. We also use them to modify the characteristics of interest rate-related balance sheet instruments such as loans, short-term borrowings, and long-term debt.

Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $0.5 billion at March 31, 1999. Gross unrealized gains and gross unrealized losses associated with open derivative contracts at March 31, 1999, are as follows:

                                                       Gross                Gross                    Net
                                                  unrealized           unrealized             unrealized
In millions: March 31, 1999                            gains             (losses)         gains (losses)
---------------------------------------------------------------------------------------------------------
Long-term debt                                         $ 250               $ (35)                  $ 215
Debt investment securities                                46                 (37)                      9
Deposits                                                 289                  (5)                    284
Other financial instruments                              102                (100)                      2
---------------------------------------------------------------------------------------------------------
Total                                                    687                (177)                    510
---------------------------------------------------------------------------------------------------------

11. Loans

Included in Loans are loans held for sale of approximately $1.7 billion and $2.8 billion as of March 31, 1999 and December 31, 1998, respectively. These loans are recorded on the balance sheet at lower of cost or fair value and are primarily to borrowers in the U.S. in various industries. The decrease from December 31, 1998 is primarily the result of the securitization of approximately $1.7 billion of loans, partially offset by purchases of new loans during the quarter.

12. Other credit-related products

Credit-related financial instruments include commitments to extend credit, standby letters of credit and guarantees, and indemnifications related to securities lending activities. The contractual amounts of these instruments represent the amount at risk should the contract be fully drawn upon, the client default, and the value of the collateral become worthless.

The following table summarizes the contractual amount of credit-related financial instruments at March 31, 1999.

In billions: March 31, 1999
-------------------------------------------------------------------------------
Commitments to extend credit                                           $86.2
Standby letters of credit and guarantees                                12.8
Securities lending indemnifications (a)                                  7.6
-------------------------------------------------------------------------------

(a) At March 31, 1999, J.P. Morgan held cash and other collateral in full support of securities lending indemnifications.

Included in Fees and Commissions are credit-related fees of $40 million for each of the three months ended March 31, 1999 and 1998. They are primarily earned from commitments to extend credit, standby letters of credit and guarantees, and securities lending indemnifications. Also included in Fees and Commissions are amounts paid to credit derivative providers of $15 million and $9 million for the three months ended March 31, 1999 and 1998, respectively.

13. Impaired loans

Total impaired loans, organized by the location of the counterparty - net of charge-offs - at March 31, 1999 and 1998 are presented in the following table.

--------------------------------------------------------------------------------

In millions: March 31                                         1999       1998(a)
--------------------------------------------------------------------------------
Counterparties in the U.S.
Commercial and industrial                                     $ 28       $ 12
Other, primarily other financial institutions                   54         15
--------------------------------------------------------------------------------
                                                                82         27
--------------------------------------------------------------------------------
Counterparties outside the U.S.
Commercial and industrial                                        6         40
Banks                                                           --          2
Other                                                           13         13
--------------------------------------------------------------------------------
                                                                19         55
--------------------------------------------------------------------------------
Total impaired loans                                           101         82
--------------------------------------------------------------------------------
Allowance for impaired loans                                    12         31
--------------------------------------------------------------------------------

(a) Certain reclassifications were made to conform with the categorization used in Bank regulatory filings.

Impaired loans for which no SFAS No. 114 reserve was deemed necessary were $75 million and $10 million as of March 31, 1999 and 1998, respectively.

The following table presents an analysis of the changes in impaired loans.

-----------------------------------------------------------------------------------------------
                                                                    First             First
                                                                  quarter           quarter
In millions                                                          1999              1998
-----------------------------------------------------------------------------------------------
Impaired loans, January 1                                           $ 122             $ 113
-----------------------------------------------------------------------------------------------
Additions to impaired loans                                            13                65
Less:
   Repayments of principal, net of
      additional advances                                              (1)               (1)
   Impaired loans returning to
      accrual status                                                   (2)              (39)
   Charge-offs:
      Commercial and industrial                                        (3)              (23)
      Banks                                                            --               (29)
      Other, primarily other financial institutions                   (25)               (1)
   Interest and other credits                                          (3)               (3)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Impaired loans, March 31                                              101                82
-----------------------------------------------------------------------------------------------

For the three months ended March 31, 1999 and 1998, the average recorded investments in impaired loans was $115 million and $108 million, respectively.

An analysis of the effect of impaired loans - net of charge-offs - on interest revenue for the three months ended March 31, 1999 and 1998 is presented in the following table.

-----------------------------------------------------------------------------------------
                                                                         First      First
                                                                       quarter    quarter
In millions                                                               1999       1998
-----------------------------------------------------------------------------------------
Interest revenue that would have been recorded if accruing                 $ 2         $2
Net interest revenue recorded related to the current period                 --          4
-----------------------------------------------------------------------------------------
Negative/(positive) impact of impaired loans on interest
  revenue                                                                    2         (2)
-----------------------------------------------------------------------------------------

14. Allowances for credit losses

The following table summarizes the activity of the allowance for loan losses.

-------------------------------------------------------------------------------------------------
                                                              First quarter       First quarter
In millions                                                            1999                1998
-------------------------------------------------------------------------------------------------
Beginning balance, January 1                                          $ 470             $   546
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Reclassifications in the U.S.                                            --                   6
Reclassifications outside the U.S.                                       --                 (56)
-------------------------------------------------------------------------------------------------
                                                                                         (a)(50)
-------------------------------------------------------------------------------------------------
Recoveries:
  Counterparties in the U.S.                                              1                   4
  Counterparties outside the U.S.                                         4                   5
-------------------------------------------------------------------------------------------------
                                                                          5                   9
-------------------------------------------------------------------------------------------------
Charge-offs:
  Counterparties in the U.S., primarily other financial
     institutions                                                       (28)                 (2)
  Counterparties outside the U.S.:
     Commercial and industrial                                           --                 (21)
     Banks                                                               --                 (29)
     Other                                                               --                  (1)
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Net charge-offs                                                         (23)                (44)
-------------------------------------------------------------------------------------------------
Ending balance, March 31                                                447                 452
-------------------------------------------------------------------------------------------------

(a) Prior to July 1, 1998, changes, excluding charge-offs and recoveries, across balance sheet reserve or allowance captions - which included an adjustment for trading derivatives needed to determine fair value, an allowance for loan losses, and an allowance for off-balance-sheet credit instruments such as commitments, standby letters of credit, and guarantees - were shown as reclassifications. Reclassifications had no impact on net income and, accordingly, were not shown on the income statement. Subsequent to July 1, 1998, reclassifications across balance sheet captions for allowances are reflected as provisions and reversals of provisions in the "Consolidated statement of income." If reclassifications prior to July 1, 1998 were included in the "Consolidated statement of income," the captions on the income statement for the first quarter of 1998 would change with no impact on net income as follows:
Provision for loan losses would be a negative (income) $50 million and Trading revenue would decrease by $50 million.

The following table displays our allowance for loan losses by component as of March 31.

In millions: March 31                                        1999       1998
-----------------------------------------------------------------------------
Specific counterparty components in the U.S.                 $  7      $  24
Specific counterparty components outside the U.S.               5         19
-----------------------------------------------------------------------------
Total specific counterparty                                    12         43
-----------------------------------------------------------------------------
Specific country                                               49        116
Expected loss                                                 208        175
General                                                       178        118
-----------------------------------------------------------------------------
Total                                                         447        452
-----------------------------------------------------------------------------

The allowance for credit losses on off-balance-sheet credit instruments at January 1, 1999 and March 31, 1999 was $125 million. At January 1, 1998 and March 31, 1998, this allowance was $185 million. The following table displays our allowance for credit losses on off-balance-sheet credit instruments by component as of March 31.

In millions: March 31                                      1999                 1998
-------------------------------------------------------------------------------------
Specific counterparty components in the U.S.               $  2                 $ --
Specific counterparty components outside the U.S.             3                    2
-------------------------------------------------------------------------------------
Total specific counterparty                                   5                    2
-------------------------------------------------------------------------------------
Specific country                                              3                   23
Expected loss                                                63                   71
General                                                      54                   89
-------------------------------------------------------------------------------------
Total                                                       125                  185
-------------------------------------------------------------------------------------

15. Investment banking revenue

                                                                   First quarter
                                                               --------------------
In millions                                                       1999       1998
-----------------------------------------------------------------------------------
Advisory and syndication fees                                   $  221     $  191
Underwriting revenue                                               169        155
-----------------------------------------------------------------------------------
Total                                                              390        346
-----------------------------------------------------------------------------------

16. Other revenue and other expenses

Other revenue

In the 1999 first quarter, Other revenue of $159 million includes $93 million of gains on hedges of the firm's anticipated foreign currency revenues and expenses and $40 million from equity earnings in affiliates (excluding American Century), the majority of which relates to our Proprietary Investing and Trading segment. The impact of our investment in American Century, including related amortization, was not significant and is included in the Asset Management and Servicing sector.

Other expenses

The following table presents the major components of Other expenses.

                                                            First quarter
                                                         -------------------
In millions                                               1999         1998
----------------------------------------------------------------------------
Professional services                                     $ 28         $ 28
Marketing and business development                          37           46
Other                                                       77          103
----------------------------------------------------------------------------
Total other expenses                                       142          177
----------------------------------------------------------------------------

17. Income taxes

The effective tax rate for the three months ended March 31, 1999 and 1998 was 35%. The income tax benefit related to net realized gains and write-downs for other-than-temporary impairments in value on debt and equity investment securities, excluding securities in SBICs, was approximately $22 million for the three months ended March 31, 1999, compared to an income tax expense of $12 million for the three months ended March 31, 1998. The applicable tax rate used to compute the income tax benefit/expense related to net gains on debt and equity investment securities was approximately 39% and 37% for the three months ended March 31, 1999 and 1998, respectively.

18. Capital requirements

J.P. Morgan, our subsidiaries, and certain foreign branches of our bank subsidiary, Morgan Guaranty Trust Company of New York (Morgan Guaranty), are subject to regulatory capital requirements of U.S. and foreign regulators. Our primary federal banking regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board), establishes minimum capital requirements for J.P. Morgan, the consolidated bank holding company, and some of our subsidiaries, including Morgan Guaranty. These requirements ensure that banks and bank holding companies meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles. Failure to meet these requirements can result in actions by regulators that could have a direct material impact on our financial statements. The capital of J.P. Morgan and our principal subsidiaries, Morgan Guaranty and J.P. Morgan Securities Inc. (JPMSI), exceeded the minimum requirements set by each regulator at March 31, 1999.

Capital ratios and amounts

The following table indicates the risk-based capital and leverage ratios and amounts as of March 31, 1999 for J.P. Morgan and Morgan Guaranty under the Federal Reserve Board's market risk capital guidelines. These guidelines incorporate a measure of market risk for trading positions. Under the market risk capital guidelines, the published capital ratios of J.P. Morgan are calculated including the equity, assets, and off-balance-sheet exposures of JPMSI. In accordance with Federal Reserve Board guidelines, the risk-based capital and leverage amounts and ratios exclude the effect of SFAS No. 115.

Dollars in millions                   Amounts                   Ratios(b)
------------------------------------------------------------------------------
Tier 1 capital(a)
   J.P. Morgan                        $11,712                        8.2%
   Morgan Guaranty                     10,609                        8.5
------------------------------------------------------------------------------
Total risk-based capital(a)
   J.P. Morgan                        $17,526                       12.3%
   Morgan Guaranty                     14,299                       11.5
------------------------------------------------------------------------------
Leverage
   J.P. Morgan                                                       4.4%
   Morgan Guaranty                                                   5.8
------------------------------------------------------------------------------

(a) For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum tier 1 capital of $5.7 billion and $5.0 billion, respectively. For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum total risk-based capital of $11.5 billion and $10.0 billion, respectively.

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

Bank holding companies also have guidelines which determine the capital levels at which they shall be considered well capitalized. Pursuant to these guidelines, the Federal Reserve Board considers a bank holding company to be well capitalized if it has minimum tier 1 capital, total capital, and leverage ratios of 6%, 10%, and 3%, respectively.

At March 31, 1999, the ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards required for a well capitalized bank holding company and bank, respectively. Management is aware of no conditions or events that have occurred since March 31, 1999, that would change J.P. Morgan's and Morgan Guaranty's well capitalized status.

Risk-adjusted assets

Risk-adjusted assets represent the total of all on- and off-balance-sheet exposures for risk-based factors as prescribed by the Federal Reserve Board. J.P. Morgan's risk-adjusted assets as of March 31, 1999 were $143.1 billion, compared with $140.2 billion at December 31, 1998.

19. Earnings per share

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding, which includes contingently issuable shares where all necessary conditions for issuance have been satisfied. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares that were outstanding during the period.

The computation of basic and diluted EPS for the three months ended March 31, 1999 and 1998 is presented in the following table.

                                                                     First Quarter
                                                           ---------------------------------
Dollars in millions, except share data                              1999                1998
--------------------------------------------------------------------------------------------
Net income                                                 $         600       $         237
Preferred stock dividends and other                                   (9)                 (9)
--------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings
   per share - income available to
   Common stockholders                                     $         591       $         228
--------------------------------------------------------------------------------------------
Denominator for basic earnings per share -
   weighted-average shares                                   182,740,896         181,795,950
Effect of dilutive securities:
   Options (a)                                                 4,663,826(b)        6,687,569
   Other stock awards (c)                                      8,978,013           9,634,103
   4.75% convertible debentures                                       --              71,836
--------------------------------------------------------------------------------------------
                                                              13,641,839          16,393,508
--------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
   weighted-average number of common
   shares and dilutive potential common
   shares                                                    196,382,735         198,189,458
--------------------------------------------------------------------------------------------
Basic earnings per share                                   $        3.24       $        1.26
Diluted earnings per share                                          3.01                1.15
--------------------------------------------------------------------------------------------

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

(b) Options to purchase 5,003,500 and 100,000 shares of our common stock at $130.94 and $128.21, respectively, per share were outstanding at March 31, 1999, but were not included in the computation of diluted EPS for the three months ended March 31, 1999. The inclusion of such options using the treasury stock method would have an antidilutive effect on the diluted EPS calculation because the options' exercise price was greater than the average market price of our common shares for the three months ended March 31, 1999. These options expire on July 15, 2008 and January 19, 2009, respectively.

(c) Weighted-average incremental shares for other stock awards include restricted stock and stock bonus awards. The related tax benefits are also considered.

20. Commitments and contingent liabilities

Excluding mortgaged properties, assets on the consolidated balance sheet of approximately $95.9 billion at March 31, 1999, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

21. Fair value of financial instruments

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we estimate the fair value of all on- and off-balance-sheet financial instruments. At March 31, 1999, the SFAS No. 107 aggregate net fair value for all financial instruments approximated the associated net carrying values on our "Consolidated balance sheet".

The SFAS No. 107 fair value of a financial instrument is the current amount that would be exchanged between willing parties (other than in a forced sale or liquidation), and is best evidenced by a quoted market price, if one exists. Where quoted market prices are not available for financial instruments, fair values are estimated using internal valuation techniques including pricing models and discounted cash flows that may not be indicative of net realizable value. The use of other valuation techniques may produce results that are different from those obtained under current fair value methodologies. For example, using the cost of credit derivatives to hedge loan exposures as a method to estimate the fair value of loans, rather than discounting loans using current market rates, would result in fair values that are substantially lower.

22. Segments

We present our results based on the segments or activities as reviewed separately by the chief operating decision maker, our Chairman and Chief Executive Officer, as well as other members of senior management. Each segment is organized based on similar products and services we provide globally to our clients or activities we undertake solely for our own account, and is managed by individuals who report directly to the Chairman and Chief Executive Officer.

J.P. Morgan's segments or activities are: Investment Banking, Equities, Interest Rate Markets/Foreign Exchange, Credit Markets, Credit Portfolio, Asset Management and Servicing (See note 4, "Business changes and developments"), Equity Investments, and Proprietary Investing and Trading. In addition to the activities of our proprietary positioning group, the Proprietary Investing and Trading segment is comprised of a separately managed credit investment securities portfolio and our investment in Long-Term Capital Management, L.P. For purposes of presentation, we have grouped these segments into the sectors Global Finance, Asset Management and Servicing, and Proprietary Investments.

During the first quarter of 1999, the following segment reporting changes were made to reflect the way we currently manage the firm:

1. The Interest Rate Markets and Foreign Exchange segments reported separately in the 1998 Annual report have been combined into one Interest Rate Markets/Foreign Exchange segment.
2. Dealer and market making activities in the currencies and local-currency denominated government securities of emerging countries in Eastern Europe and Asia, as well as related derivatives, are now reflected in Interest Rate Markets/Foreign Exchange. These activities were previously included in Credit Markets.
3. Activities related to our proprietary emerging markets portfolio, which were previously separately managed and included in the Proprietary Investing and Trading segment, were dissolved.
4. The method of applying overhead to segment results changed to better reflect management's estimate of overhead usage by each segment. Overhead represents costs associated with various support functions that exist for the benefit of the firm as a whole.

With the exception of item 3, prior period amounts have been restated to incorporate these changes.

The assessment of segment performance by senior management includes a review of pretax income for each of the segments. Our management reporting system and policies were used to determine revenues and expenses attributable to each segment. Earnings on stockholders' equity were allocated based on management's estimate of the economic capital of each segment; economic capital levels are derived principally from an estimate of risk inherent in each segment. As discussed above, overhead was applied based on management's estimate of overhead usage by each segment. Transactions between segments are recorded within segment results as if conducted with a third party and eliminated in consolidation. The accounting policies of our segments are, in all material respects, consistent with those described in note 1, "Summary of Significant Accounting Policies," of our 1998 Annual report except for management reporting policies related to managing the firm's credit risk and the tax-equivalent adjustment.

The following table presents segment pretax income for the three months ended March 31, 1999 and 1998.

------------------------------------------------------------------------------------------------------------------------------------
                                   Interest                                 Asset
                                     Rate                                  Manage-         Proprietary Propriet-
                                   Markets/                                 ment    Equity  Investing    ary
              Investment           Foreign    Credit   Credit     Global     and    Invest-    and      Invest-  Corporate Consolid-
In millions     Banking  Equities  Exchange  Markets  Portfolio  Finance  Servicing  ments   Trading     ments     Items(f)  ated
------------------------------------------------------------------------------------------------------------------------------------

First Quarter 1999                                 (a)       (b)                 (c)              (c)(d)(e)
Total revenues      $258    $288     $662      $696      $128     $2,032     $371     $(22)    $119         $97       $(9)   $2,491
Total expenses       210     230      359       259        45      1,103      280       14       33          47       137     1,567
-----------------------------------------------------------------------------------------------------------------------------------
Pretax income         48      58      303       437        83        929       91      (36)      86          50      (146)      924
-----------------------------------------------------------------------------------------------------------------------------------
First Quarter 1998                                 (a)       (b)                 (c)              (c)(d)(e)
Total revenues       251     135      613       364        92      1,455      362       26      264         290      (110)    1,997
Total expenses       185     191      352       256        29      1,013      296        9       40          49       274     1,632
-----------------------------------------------------------------------------------------------------------------------------------
Pretax income         66    (56)      261       108        63        442       66       17      224         241      (384)      365
-----------------------------------------------------------------------------------------------------------------------------------

(a) Revenues related to the structuring of tax-advantaged loans and structured credit products for Credit Portfolio were $18 million in the first quarter of 1999 and $8 million in the first quarter of 1998. These amounts are eliminated in consolidation.

(b) The net impact to Credit Portfolio for managing the firm's credit risk, including estimated potential losses on its own positions, was ($19) million in the first quarter of 1999 and ($15) million in the first quarter of 1998. The adjustment to gross-up Credit Portfolio's revenue to a taxable basis was $7 million in the first quarter of 1998. These amounts are eliminated in consolidation.

(c) Includes results from certain investments accounted for under the equity method of accounting. See note 16, "Other revenue and other expenses" for additional information.

(d) The adjustment to gross-up Proprietary Investing and Trading's tax exempt revenues to a taxable basis was $38 million in the first quarter of 1999 and $23 million in the first quarter of 1998. These amounts are eliminated in consolidation.

(e) Total return revenues, which combine reported revenues and the change in net unrealized appreciation, were $83 million in the first quarter of 1999 and $209 million in the first quarter of 1998.

(f) We classify the revenues and expenses of Corporate Items into three broad categories:

      o Recurring items not allocated to the segments - including recurring corporate items, such as provisions for credit losses, unallocated net interest revenue, results of hedging anticipated net foreign currency revenues and expenses across all segments, corporate-owned life insurance, and equity earnings of certain affiliates. Recurring items included in revenues were $41 million in the first quarter of 1999 and ($114) million in the first quarter of 1998.

      o Nonrecurring items not allocated to the segments - includes gains on sales of businesses, revenues and expenses associated with businesses that have been sold or discontinued, special charges, and other one-time corporate items. Nonrecurring revenues were ($6) million in the first quarter of 1999 and ($2) million in the first quarter of 1998. Nonrecurring expenses in the first quarter of 1998 include a charge of $215 million in connection with restructuring initiatives.

      o Consolidation and management reporting offsets - comprises offsets to certain amounts recorded in the segments, including the allocation of earnings on equity out of corporate items and into the segments, adjustments to bring segments to a tax-equivalent basis, and other management accounting adjustments. Consolidation and management reporting offset revenues were ($44) million in the first quarter of 1999 and $6 million in the first quarter of 1998.

The following table presents segment pretax income for each of the four quarters of 1998, and the full years ended December 31, 1998, 1997, and 1996.

------------------------------------------------------------------------------------------------------------------------------------
                                   Interest                                 Asset           Propriet-
                                     Rate                                  Manage-             ary     Propriet-
                                   Markets/                                 ment    Equity  Investing     ary
              Investment           Foreign    Credit   Credit     Global     and    Invest-    and      Invest-  Corporate Consolid-
In millions     Banking  Equities  Exchange  Markets  Portfolio  Finance  Servicing  ments   Trading     ments     Items     ated
------------------------------------------------------------------------------------------------------------------------------------


First Quarter 1998
Total revenues      $251    $135      $613     $364      $92      $1,455      $362    $26      $264       $290    $(110)     $1,997
Total expenses       185     191       352      256       29       1,013       296      9        40         49      274       1,632
------------------------------------------------------------------------------------------------------------------------------------
Pretax income         66     (56)      261      108       63         442        66     17       224        241     (384)        365
------------------------------------------------------------------------------------------------------------------------------------

Second Quarter 1998
Total revenues       247     244       622      238      136       1,487       393    102       103        205       68       2,153
Total expenses       175     225       339      204       38         981       311     15        39         54       70       1,416
------------------------------------------------------------------------------------------------------------------------------------
Pretax income         72      19       283       34       98         506        82     87        64        151       (2)        737
------------------------------------------------------------------------------------------------------------------------------------

Third Quarter 1998
Total revenues       238     141       348     (140)      97         684       383    160       147        307      (73)      1,301
Total expenses       166     162       280       77       42         727       293     15        35         50       29       1,099
------------------------------------------------------------------------------------------------------------------------------------
Pretax income         72     (21)       68     (217)      55         (43)       90    145       112        257     (102)        202
------------------------------------------------------------------------------------------------------------------------------------

Fourth Quarter 1998
Total revenues       265     180       472      130       25       1,072       353     47       192        239     (160)      1,504
Total expenses       184     199       312      193       36         924       285     10        42         52      130       1,391
------------------------------------------------------------------------------------------------------------------------------------
Pretax income         81     (19)      160      (63)     (11)        148        68     37       150        187     (290)        113
------------------------------------------------------------------------------------------------------------------------------------

Full Year 1998 (a)
Total revenues     1,001     700     2,055      592      350       4,698     1,491    335       706      1,041     (275)      6,955
Total expenses       710     777     1,283      730      145       3,645     1,185     49       156        205      503       5,538
------------------------------------------------------------------------------------------------------------------------------------
Pretax income        291     (77)      772     (138)     205       1,053       306    286       550        836     (778)      1,417
------------------------------------------------------------------------------------------------------------------------------------

Full Year 1997 (a)
Total revenues       768     465     1,752      841      447       4,273     1,384    399       895      1,294      269       7,220
Total expenses       686     692     1,259      735      123       3,495     1,130     47       154        201      240       5,066
------------------------------------------------------------------------------------------------------------------------------------
Pretax income         82    (227)      493      106      324         778       254    352       741      1,093       29       2,154
------------------------------------------------------------------------------------------------------------------------------------

Full Year 1996 (a)
Total revenues       614     419     1,495    1,012      536       4,076     1,187    270       934      1,204      388       6,855
Total expenses       604     513     1,134      638       80       2,969       905     38       137        175      474       4,523
------------------------------------------------------------------------------------------------------------------------------------
Pretax income         10     (94)      361      374      456       1,107       282    232       797      1,029      (86)      2,332
------------------------------------------------------------------------------------------------------------------------------------

(a) Refer to note 29, "Segments," of the 1998 Annual report for supplemental segment disclosures. Consistent with first quarter 1999 segment reporting restatements, amounts related to the Interest Rate Markets and Foreign Exchange segments should be combined.

The following table presents segment assets at period end, as well as average period assets, for each of the years ended December 31, 1998 and 1997, and the quarter ended March 31, 1999.

------------------------------------------------------------------------------------------------------------------------------------
                             Interest                                  Asset
                              Rate                                    Manage-                 Propriet-  Propriet-
                             Markets/                                  ment                      ary-       ary
Assets, in                   Foreign   Credit     Credit    Global      and       Equity      Investing   Invest-  Corporate
billions           Equities  Exchange  Markets  Portfolio  Finance   Servicing  Investments  and Trading   ments     Items    Total
------------------------------------------------------------------------------------------------------------------------------------

1999
At March 31            $38      $119      $27      $16       $200       $13          $1         $48       $49         $7       $269
Average                 34       122       29       17        202        13           1          49        50          5        270

1998
At December 31          28       123       22       17        190         8           1          57        58          5        261
Average                 31       137       31       21        220        10           1          51        52          1        283

1997
At December 31          27       116       30       21        194         9           1          46        47         12        262
Average                 26       119       28       22        195        11           1          44        45          2        253
------------------------------------------------------------------------------------------------------------------------------------

23. International operations

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

Because our operations are highly integrated, we need to make estimates and assumptions to identify revenues and expenses by geographic region. The following is a summary of these assumptions:

o Client-focused revenues are assigned to the region managing the client relationship for a particular product. For investment banking activities, this is the client's head office; for most other products, it is the location where the activity is transacted.
o Market making revenues that cannot be specifically attributed to individual clients (for example, gains or losses from positions taken to facilitate client transactions) are generally allocated based on the proportion of regional revenues.
o Revenues from proprietary investing and trading activities are based on the location of the risk taker.
o Expenses are allocated based on the estimated cost associated with servicing the regions' client base.
o Earnings on stockholders' equity are mainly allocated based on each region's proportion of regional revenue, and adjustments are made for differences between domestic and international tax rates.

The results for the three months ended March 31, 1999 and 1998 are distributed among domestic and international operations, as presented in the following table.

--------------------------------------------------------------------------------------------------------
                                                                              Income
                                                                Pretax          tax          Net
                                     Total         Total        income/       expense/     income/
In millions                        revenues(a)    expenses      (loss)       (benefit)      (loss)
--------------------------------------------------------------------------------------------------------
First quarter 1999
Europe(b)                          $  770        $  459         $311          $124          $187
Asia Pacific                          135           138           (3)           (1)           (2)
Latin America(c)                      496            59          437           175           262
--------------------------------------------------------------------------------------------------------
Total international operations      1,401           656          745           298           447
Domestic operations(d)              1,090           911          179            26           153
--------------------------------------------------------------------------------------------------------
Total                               2,491         1,567          924           324           600
--------------------------------------------------------------------------------------------------------
First quarter 1998
Europe(b)                             647           567(e)        80            32            48
Asia Pacific                          189           164(e)        25            10            15
Latin America(c)                      201            75          126            50            76
--------------------------------------------------------------------------------------------------------
Total international operations      1,037           806          231            92           139
Domestic operations(d)                960           826(e)       134            36            98
--------------------------------------------------------------------------------------------------------
Total                               1,997         1,632          365           128           237
--------------------------------------------------------------------------------------------------------

(a) Includes net interest revenue and noninterest revenues.
(b) Includes the Middle East and Africa.
(c) Includes Mexico, Central America, and South America.
(d) Includes the United States, Canada, and the Caribbean. Results relate substantially to United States operations for both years.
(e) Total expenses include a 1998 first quarter $215 million pretax charge related to the restructuring of business activities which was recorded as follows: $116 million in Europe, $15 million in Asia Pacific, and $84 million in Domestic operations.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial highlights

J.P. Morgan reported first quarter net income of $600 million, or $3.01 per share. This is an increase of 64% over first quarter 1998 operating income of $366 million, or $1.80 per share. The 1998 result excludes a charge related to restructuring of business activities. Return on equity in the first quarter was 22%, compared with 13% a year ago.

Other highlights for the first quarter:

o     Total revenues were up 25% from a year ago.
o Global Finance revenues rose 40%, reflecting strong client activity and gains from managing our market and credit risk exposures.
o Asset Management and Servicing revenues included a 13% increase in investment management fees; assets under management rose 11% to $320 billion.
o Proprietary Investments revenues of $97 million reflect lower results from proprietary investing and trading activities and from our equity investment portfolio.
o Excluding bonus accruals, core operating expenses were down $100 million and are on track toward our expense reduction target for the year. Total expenses rose 11%.

First quarter results at a glance

                                                                     First quarter        Fourth quarter
         -------------------------------------------------------------------------------------------------------------------
         In millions of dollars, except per share data             1999         1998           1998
         -------------------------------------------------------------------------------------------------------------------
         Revenues                                                $2,491       $1,997         $1,504
         Operating expenses                                      (1,567)      (1,632)(a)     (1,391)(a)
         Income taxes                                              (324)        (128)           (24)
         -------------------------------------------------------------------------------------------------------------------
         Net income                                                 600          237             89
         Net income per share                                     $3.01        $1.15          $0.42
         Dividends declared per share                             $0.99        $0.95          $0.99
         -------------------------------------------------------------------------------------------------------------------

      (a) Includes charges of $215 million and $143 million related to restructuring of business activities and other cost reductions in the first and fourth quarters of 1998, respectively.

Other Developments

Euroclear

We operate, under contract, the Euroclear system -- the world's largest clearance and settlement system for internationally traded securities. In connection with our role as operator of Euroclear, we provide credit and deposit services to Euroclear participants. The results related to Euroclear are included in the Asset Management and Servicing segment and represent a significant component of the segment's pretax income. In response to the introduction of the euro and other developments in global markets, Euroclear and Morgan have proposed, in May 1999, a hub and spoke consolidation model to capture synergies across markets with the goal of developing for clients a more efficient international clearing system. As a result of this and other initiatives in Europe, our role as operator of the Euroclear system may change and, in that event, the contribution of this segment would be impacted over time.

Securities portfolio accounting services

On April 22, 1999, J.P. Morgan announced that The Bank of New York has been appointed to provide securities portfolio accounting and related operational services for J.P. Morgan's asset management business. We do not anticipate any disruption to our operations, or any material impact to the firm's financial statements, as a result of this transaction.

Segment analysis

For the purposes of reporting our results, we divide our business segments or activities into three sectors: Global Finance, Asset Management and Servicing, and Proprietary Investments. Reporting by sector helps simplify the presentation of complex, interrelated activities conducted in over thirty countries by more than 15,000 people.

The first two sectors - Global Finance and Asset Management and Servicing - comprise the services we provide to clients. Proprietary Investments represent the activities we undertake exclusively for our own account. For a description of our business sectors and activities within each sector, refer to the J.P. Morgan & Co. Incorporated 1998 Annual report. Certain information and amounts have been restated from the presentation appearing in our 1998 Annual report - refer to note 22, "Segments," for more details. Presented below are the summary results for each sector for the three months ended March 31, 1999 and 1998.

------------------------------------------------------------------------------------------------------------------------------------
                                       Interest                                Asset
                                         Rate                                  Manage-         Proprietary   Prop-
                                       Markets/                                 ment    Equity  Investing   rietary  Corpo-
                  Investment           Foreign   Credit    Credit     Global    and     Invest-    and      Invest-  rate    Consol-
                   Banking   Equities  Exchange  Markets  Portfolio  Finance Servicing  ments    Trading     ments   Item    idated
------------------------------------------------------------------------------------------------------------------------------------
First Quarter 1999
Total revenues         $258      $288     $662     $696      $128    $2,032     $371      $(22)     $119       $97     $(9)  $2,491
Total expenses          210       230      359      259        45     1,103      280        14        33        47     137    1,567
------------------------------------------------------------------------------------------------------------------------------------
Pretax income            48        58      303      437        83       929       91       (36)       86        50    (146)     924
------------------------------------------------------------------------------------------------------------------------------------

First Quarter 1998
Total revenues          251       135      613      364        92     1,455      362        26       264       290    (110)   1,997
Total expenses          185       191      352      256        29     1,013      296         9        40        49     274    1,632
------------------------------------------------------------------------------------------------------------------------------------
Pretax income            66       (56)     261      108        63       442       66        17       224       241    (384)     365
------------------------------------------------------------------------------------------------------------------------------------

First Quarter 1999 vs. First Quarter 1998
Total revenues            7       153       49      332        36       577        9       (48)     (145)     (193)    101      494
Total expenses           25        39        7        3        16        90      (16)        5        (7)       (2)   (137)     (65)
------------------------------------------------------------------------------------------------------------------------------------
Pretax income           (18)      114       42      329        20       487       25       (53)     (138)     (191)    238      559
------------------------------------------------------------------------------------------------------------------------------------

Sector results

Revenues were $2.491 billion in the first quarter of 1999, up 25% from a year ago. Client-focused revenues, which are reported in the Global Finance and Asset Management and Servicing sectors, totaled $2.403 billion in the first quarter of 1999, up 32% from $1.817 billion a year ago. Revenues from Proprietary Investments were $97 million versus $290 million in first quarter 1998.

Global Finance revenues increased 40% to $2.032 billion in the first quarter of 1999 across regions and activities, reflecting the benefits of our diversified global franchise and an improvement in the market environment since the end of 1998.

o Investment Banking revenues were $258 million, up slightly from the 1998 first quarter. Continued strong growth in advisory revenues offset a decline in origination revenues from risk management products. J.P. Morgan was ranked sixth by Securities Data Co. in completed mergers and acquisitions worldwide, with a market share of 15.8%, and first in completed cross-border activity.
o Equities revenues of $288 million more than doubled from a year ago, driven by higher equity derivatives and underwriting revenues, and strong worldwide equity trading volumes. Our secondary market share continued to increase in the United States, Europe, and Latin America. We were ranked sixth by Securities Data Co. in U.S. lead equity underwriting with a market share of 5.7%.
o Interest Rate Markets/Foreign Exchange revenues rose 8% to $662 million. Strong performance in securities and derivatives activities in Interest Rate Markets reflected favorable positioning and continued strength of client demand and more than offset the decline in Foreign Exchange-related revenues. Overall, results were well diversified.
o Credit Markets revenues were $696 million, up 91%. Revenues across activities rebounded from the fourth quarter because of narrowing credit spreads and recovering client demand. The increase over the year-ago quarter was primarily driven by strong results in Latin America, including gains on positions in Brazil taken in association with hedging our economic exposures.

o Credit Portfolio revenues increased 39% to $128 million. This primarily reflects lower costs related to the implementation of our credit strategy. Continued progress on this strategy resulted in the reduction of the economic capital employed in this business by 33% since December 31, 1997.

Global Finance expenses increased 9% as higher bonus accruals across all segments, reflecting strong results, more than offset lower pre-bonus operating expenses as we continue to progress on our productivity initiatives.

Asset Management and Servicing revenues were up 2% to $371 million, driven by a 13% increase in investment management fees. Assets under management rose 11% to $320 billion at March 31, 1999, from a year ago. Expenses were down 5% to $280 million.

Proprietary Investments revenues were $97 million, 67% lower than first quarter 1998.

o Proprietary Investing and Trading revenues were $119 million, down 55%. Total return - reported revenues and the change in net unrealized appreciation - was $83 million compared with $209 million in first quarter 1998. Lower results from Asian and U.S. markets were partially offset by strong results in European interest rate markets.
o Equity Investments recorded a loss of $22 million, primarily reflecting write-downs of Brazilian investments. Revenues were $26 million in the first quarter of 1998 when we posted net gains of $20 million.

Corporate Items had negative revenues of $9 million, compared with negative revenues of $110 million in last year's first quarter. Hedges of anticipated foreign currency revenues and expenses had a gain of approximately $75 million, compared with a loss of approximately $30 million in the 1998 first quarter.

Corporate Items expenses were $137 million in the quarter, down from $274 million a year ago. The decrease relates primarily to the 1998 first quarter charge of $215 million taken in connection with restructuring activities.

Financial review

Revenues

Revenues were $2.491 billion in the first quarter of 1999, compared with $1.997 billion in the year ago quarter.

Net interest revenue, the aggregate of interest revenue and expense generated from the firm's client-focused and proprietary activities using a variety of asset, liability, and off-balance-sheet instruments, increased 16% to $389 million from the first quarter of 1998. This increase resulted from higher net interest revenue from our market-making activities in interest rate and credit markets, offset by lower net interest revenues from our proprietary investing positions.

Total trading revenue was $1.134 billion in the first quarter of 1999, an increase of 27% from $896 million in the first quarter of 1998. The increase was driven by the market making activities in our Global Finance sector, primarily reflecting strong results in our credit-related activities, particularly in Latin America, which included gains on positions in Brazil taken in association with hedging our economic exposures. Also contributing to the increase were strong results in equity derivatives. These gains were partially offset by lower trading revenues in Proprietary Investments, reflecting lower results in Asian and U.S. markets, which were partly offset by strong results in European interest rate markets.

Investment banking revenue grew 13% to $390 million in the first quarter of 1999 from $346 million in the first quarter of 1998. Debt and equity underwriting revenue grew 9% to $169 million on strong equity underwriting. J.P. Morgan was ranked sixth by Securities Data Co. in U.S. lead equity underwriting with a market share of 5.7% in the 1999 first quarter. Advisory and syndication fees rose 16% to $221 million on strong advisory fees. J.P. Morgan was ranked sixth by Securities Data Co. in completed mergers and acquisitions worldwide, with a market share of 15.8%, and first in completed cross-border activity.

Investment management revenue increased 17% to $246 million in the 1999 first quarter from a year ago. Assets under management were $320 billion at March 31, 1999, compared with $288 billion a year ago, reflecting net new business and market appreciation.

Fees and commissions were $214 million, up 13% from $190 million in the year-ago quarter. The increase primarily reflects higher equities brokerage commissions related to higher volumes on U.S., European, and Latin American exchanges.

Investment securities revenue was negative (loss) $41 million in the first quarter of 1999. The loss reflects write-downs of $38 million primarily on Brazilian equity investments, and net losses of $26 million on the sale of debt investment securities. These losses were partially offset by gains on positions associated with our equity investments portfolio, including securities in Small Business Investment Companies, of $10 million in the current quarter. The current quarter results compares with investment securities revenue of $43 million in the first quarter of 1998. Net gains from equity securities were $20 million and net realized gains from debt investment securities were $15 million in the year ago quarter.

Other revenue was $159 million in the first quarter of 1999, compared with a loss of $25 million a year earlier. For the first quarter of 1999, other revenue includes $93 million of gains on hedges of anticipated foreign currency revenues and $40 million from equity earnings in affiliates (excluding American Century). The impact of our investment in American Century, including goodwill amortization, was not significant.

Operating expenses

Operating expenses were $1.567 billion, compared with $1.632 billion in the first quarter of last year. The 1998 first quarter included a charge of $215 million in connection with restructuring initiatives. Excluding this charge, expenses rose 11 % as higher bonus accruals reflecting our strong results more than offset lower pre-bonus operating expenses. Before bonus accruals, operating expenses were down $100 million. We are on track to achieve our previously stated $400 million pre-bonus expense reduction target for 1999. The firm's efficiency ratio was 63%, compared with 71% in the first quarter of last year excluding the charge.

Costs associated with the preparation for the Year 2000 and European Economic and Monetary Union were $25 million, down from $55 million. Software costs of $29 million were capitalized rather than expensed because of a change in accounting rules, and are not included in 1999 expenses or our expense reduction target.

At March 31, 1999, staff totaled 15,100 employees, compared with 15,674 at December 31, 1998, and 16,534 employees at March 31, 1998.

Income-tax expense in the first quarter totaled $324 million, based on an effective tax rate of 35%, compared with $128 million in the year-earlier quarter. The increase in expense reflects higher pretax income.

Assets

Total assets were $269 billion at March 31, 1999, compared with $261 billion at December 31, 1998.

Asset Quality

Impaired loans

==========================================================================================================
                                                          March 31,       December 31,           March 31,
In millions:                                                   1999           1998 (a)            1998 (a)
----------------------------------------------------------------------------------------------------------
Commercial and industrial                                      $ 34               $ 25                $ 52
Banks                                                             -                  -                   2
Other, primarily other financial institutions                    67                 97                  28
----------------------------------------------------------------------------------------------------------
Total impaired loans                                            101                122                  82
==========================================================================================================

(a) Certain reclassifications were made to conform with the categorization used in Bank regulatory filings.

Impaired loans were $101 million at March 31, 1999 versus $122 million at December 31, 1998. The increase in impaired commercial and industrial loans was primarily due to newly classified impaired loans in the U.S. healthcare and manufacturing industries. The decrease in "Other" primarily relates to one U.S. counterparty, which was partially charged-off during the quarter.

Allowances for credit losses

We maintain allowances for credit losses to absorb losses inherent in our traditional extensions of credit that we believe are probable and that can be reasonably estimated. These allowances include an allowance for loans and an allowance for off-balance-sheet credit instruments such as commitments, standby letters of credit, and guarantees.

In determining the appropriate size of our allowances, we make use of our historical experience over the course of past credit cycles. We believe our use of past credit cycle experience is appropriate because our current portfolio is similar to that of the past: institutionally based, with significant emerging market exposures. Our experience has shown that credit losses, when they occur, are significant and highly correlated, particularly across emerging markets. The actual amount of credit losses realized may vary from estimated losses at each period end, due to improved economic conditions or successful management of our credit exposures, resulting in lower net charge-offs than expected. Our process includes procedures to limit differences between estimated and actual credit losses, which include detailed quarterly assessments by senior management and model adjustments to reflect current market indicators of credit quality.

In March 1999, a Joint Working Group, comprised of banking and securities regulators, was formed to provide clarification to the banking industry regarding the appropriate accounting, disclosure, and documentation requirements for allowances for credit losses. We have begun an initiative to review our model for estimating credit losses and determining the appropriate level of our allowances, with the goal of refining it based on our review, which will incorporate any guidance issued by the Joint Working Group.

The following table summarizes the activity of our allowances for credit losses for the three months ended March 31, 1999 and 1998.

-------------------------------------------------------------------------------------------------------------------------
                                                            Allowance for               Allowance for off-balance-sheet
                                                             loan losses                      credit instruments
-------------------------------------------------------------------------------------------------------------------------

                                                     First quarter   First quarter        First quarter    First quarter
In millions                                                   1999            1998                 1999             1998
-------------------------------------------------------------------------------------------------------------------------
Beginning balance, January 1                                  $470            $546                $ 125             $185
-------------------------------------------------------------------------------------------------------------------------
Reclassifications in the U.S. (a)                                -             (50)                   -                -
-------------------------------------------------------------------------------------------------------------------------

Recoveries:                                                      5               9                    -                -

Charge-offs:
          Commercial and industrial                             (3)            (23)                   -                -
          Banks                                                  -             (29)                   -                -
          Other, primarily financial institutions              (25)             (1)                   -                -
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                (23)            (44)                   -                -
-------------------------------------------------------------------------------------------------------------------------
Ending balance, March 31                                       447             452                  125              185
-------------------------------------------------------------------------------------------------------------------------

(a) Prior to July 1, 1998, changes, excluding charge-offs and recoveries, across balance sheet reserve or allowance captions - which included an adjustment for trading derivatives needed to determine fair value, an allowance for loan losses, and an allowance for off-balance-sheet credit instruments such as commitments, standby letters of credit, and guarantees - were shown as reclassifications. Reclassifications had no impact on net income and, accordingly, were not shown on the income statement. Subsequent to July 1, 1998, reclassifications across balance sheet captions for allowances are reflected as provisions and reversals of provisions in the "Consolidated statement of income."

The following table displays our allowances for credit losses by component at March 31, 1999 and December 31, 1998.

---------------------------------------------------------------------------------------------------------------------------
                                                               Allowance for              Allowance for off-balance-sheet
                                                                loan losses                      credit instruments
---------------------------------------------------------------------------------------------------------------------------
                                                            March 31,    December 31,          March 31,      December 31,
In millions:                                                     1999            1998               1999              1998
---------------------------------------------------------------------------------------------------------------------------
Total specific counterparty                                     $  12           $  34               $  5              $  3
Specific country                                                   49              93                  3                30
Expected loss                                                     208             228                 63                66
General                                                           178             115                 54                26
---------------------------------------------------------------------------------------------------------------------------
Total                                                             447             470                125               125
---------------------------------------------------------------------------------------------------------------------------

March 31, 1999 versus December 31, 1998

The allowance for loan losses decreased to $447 million at March 31, 1999 from $470 million at December 31, 1998. The decrease reflects charge-offs of $28 million, primarily related to one U.S. counterparty, partially offset by recoveries across various industries. The allowance for credit losses for off-balance-sheet credit instruments was $125 million at March 31, 1999 and December 31, 1998.

The specific counterparty component of the allowance for loan losses, which represents the SFAS No. 114 impairment reserve, decreased $22 million to $12 million at March 31, 1999, primarily due to the removal of an allocation relating to one U.S. counterparty that was partially charged-off in the quarter. This charge-off was also primarily the cause for the decline in the level of impaired loans at March 31, 1999. The specific counterparty component of the allowance for off-balance-sheet credit instruments was $5 million at March 31, 1999, compared with $3 million at December 31, 1998.

The specific country component focuses on countries experiencing financial stress. The loss estimates for each country were determined by management by applying a percentage loss estimate on a "tiering of risk basis" (e.g. sovereigns versus corporates and cross-border versus local). To determine these estimates, management utilized historical loss experience as well as secondary market data, where applicable. The specific country component of the allowance for loan losses decreased to $49 million at March 31, 1999 from $93 million at year-end. The decrease primarily related to the removal of specific country allocations on South Korea, Thailand, and Malaysia, reflecting management's assessment of improving conditions. Exposures to these countries are now included in the expected loss component at March 31, 1999. Countries included in the specific country component of the allowance for loan losses at March 31, 1999 were Brazil and Indonesia.

These countries, which are both subject to International Monetary Support programs, continue to present higher than normal credit concerns reflecting uncertainty around economic reforms. The specific country allocation of the allowance for off-balance-sheet credit instruments decreased to $3 million at March 31, 1999 from $30 million at year-end, reflecting the maturity of certain Brazilian cross-border funding commitments.

The expected loss component of the allowance for loan losses decreased to $208 million from $228 million at December 31, 1998. The decrease reflected lower loss estimates due to reduced credit risk exposure as well as improved credit quality related to exposures in Latin America, excluding Brazil, which is covered by the specific country component. Our expected loss component for Latin American credits utilizes bond spreads in the region as a more dynamic indicator of credit quality, versus published credit ratings, which often lag the rapid change of events that is characteristic of emerging markets. These decreases were partially offset by the inclusion of exposures for South Korea, Thailand, and Malaysia, which were previously included in the specific country component. The expected loss component of the allowance for off-balance-sheet credit instruments decreased $3 million to $63 million at March 31, 1999, also reflecting improvements in the credit quality of Latin American credits, partially offset by the inclusion of exposures for South Korea, Thailand, and Malaysia.

The general component of the allowance for loan losses was $178 million at March 31, 1999, compared with $115 million at December 31, 1998. The general component of the allowance for off-balance-sheet credit instruments was $54 million at March 31, 1999, compared with $26 million at December 31, 1998. These general components reflect management's assessment of amounts needed to cover risks not adequately addressed by other components of the allowances because of the imprecise, subjective, and judgmental elements in evaluating and modeling credit risk. In previous quarters, management utilized a coverage ratio approach to determine the appropriate level of the general components. In determining the appropriate level of the general component of each of the allowances as of March 31, 1999, management refined its approach and separately estimated the impact of identified model limitations. In particular, our expected loss component, with the exception of Latin American credits which were previously adjusted as discussed above, utilizes default and recovery statistics in its model that are based on U.S. corporate experience. These statistics do not match the risks associated with our emerging market exposures, and accordingly, the general component in each of our allowances is needed to compensate for this limitation in the expected loss component. To estimate probable losses related to this limitation, loss estimates in our remaining emerging market exposures were adjusted to reflect the credit pricing inherent in bond spreads in emerging markets, as well as regional estimates of recovery. In addition, the general components are needed to adjust the results produced by our expected loss model to reflect facility draw-down percentages upon default that were more reflective of historical and industry experience. As noted previously, we continue to refine our model for determining the appropriate level of our allowances.

Exposures to emerging countries

The following tables present exposures to certain emerging markets based upon management's view of total exposure as of March 31, 1999. See page 42 for cross-border and local outstandings under the regulatory basis.

The management view takes into account the following cross-border and local exposures: the notional or contract value of loans, commitments to extend credit, securities purchased under agreements to resell, interest-earning deposits with banks; the fair values of trading account assets (cash securities and derivatives, excluding any collateral we hold to offset these exposures) and investment securities; and other monetary assets. It also considers the impact of credit derivatives, at their notional or contract value, where we have bought or sold credit protection outside of the respective country. Trading assets reflect the net of long and short positions of the same issuer.

By type of financial instrument

====================================================================================================================================
                                                                               Credit                 Total
In billions                                            Deriva-   Other out-   deriva-    Commit-     Cross-       Local       Total
March 31, 1999                                 Loans     tives    Standings     tives      ments     Border    exposure    exposure
------------------------------------------------------------------------------------------------------------------------------------
China                                          $   -    $  0.1        $   -    $    -      $   -     $  0.1      $    -      $  0.1
Hong Kong                                        0.6       0.1          0.3      (0.2)       0.1        0.9         0.4         1.3
Indonesia                                        0.1         -            -         -        0.1        0.2           -         0.2
Malaysia                                           -         -          0.1      (0.1)         -          -           -           -
Philippines                                        -       0.1          0.1         -          -        0.2           -         0.2
Singapore                                          -       0.1          0.2      (0.2)         -        0.1         0.1         0.2
South Korea                                      0.5       1.3          0.4      (0.5)         -        1.7           -         1.7
Taiwan                                             -         -            -         -        0.1        0.1           -         0.1
Thailand                                           -       0.1          0.1         -          -        0.2           -         0.2
Other                                            0.1         -            -      (0.1)         -          -           -           -
------------------------------------------------------------------------------------------------------------------------------------
Total Asia, excluding Japan(a)                   1.3       1.8          1.2      (1.1)       0.3        3.5         0.5         4.0
------------------------------------------------------------------------------------------------------------------------------------

Argentina                                        0.1       0.3          0.6      (0.3)         -        0.7         0.5         1.2
Brazil                                           0.4         -          0.3      (0.3)         -        0.4         1.4         1.8
Chile                                            0.4         -          0.1         -          -        0.5           -         0.5
Colombia                                         0.2         -          0.3         -          -        0.5           -         0.5
Mexico                                           0.6       0.3          0.5      (0.5)         -        0.9         0.7         1.6
Other                                            0.5       0.1          0.2      (0.1)       0.1        0.8           -         0.8
------------------------------------------------------------------------------------------------------------------------------------
Total Latin America, excluding the Caribbean     2.2       0.7          2.0      (1.2)       0.1        3.8         2.6         6.4
------------------------------------------------------------------------------------------------------------------------------------

By type of counterparty

=======================================================================================
In billions                                            Govern-
March 31, 1999                               Banks       ments       Other      Total
---------------------------------------------------------------------------------------
China                                       $    -       $   -       $ 0.1       $0.1
Hong Kong                                      0.1         0.3         0.9        1.3
Indonesia                                        -         0.1         0.1        0.2
Malaysia                                         -           -           -          -
Philippines                                      -           -         0.2        0.2
Singapore                                      0.1           -         0.1        0.2
South Korea                                    0.9         0.5         0.3        1.7
Taiwan                                         0.1           -           -        0.1
Thailand                                       0.2           -           -        0.2
Other                                            -           -           -          -
---------------------------------------------------------------------------------------
Total Asia, excluding Japan(a)                 1.4         0.9         1.7        4.0
---------------------------------------------------------------------------------------

Argentina                                        -         0.6         0.6        1.2
Brazil                                         0.2         0.6         1.0        1.8
Chile                                            -           -         0.5        0.5
Colombia                                         -         0.1         0.4        0.5
Mexico                                         0.1         0.2         1.3        1.6
Other                                          0.2         0.1         0.5        0.8
---------------------------------------------------------------------------------------
Total Latin America, excluding the Caribbean   0.5         1.6         4.3        6.4
---------------------------------------------------------------------------------------

(a) Total exposures to Japan, based upon management's view, were $6.6 billion at March 31, 1999.

Total exposures to South Africa, based upon management's view, were $1.0 billion at March 31, 1999.

Capital

Stockholders' equity

Total stockholders' equity was $11.63 billion at March 31, 1999. Stockholders' equity included approximately $10 million of net unrealized appreciation on debt investment securities and marketable equity investment securities, net the related deferred tax liability of $3 million. This compares with $147 million of net unrealized appreciation at December 31, 1998, net of the related tax liability of $87 million. The net unrealized appreciation of $10 million at March 31, 1999 consists of net unrealized depreciation on debt investment securities of $26 million and net unrealized appreciation on marketable equity investment securities of $39 million. This compares with net unrealized appreciation on both debt and marketable equity investment securities of $125 million and $109 million, respectively, at December 31, 1998. The decline in debt investment securities primarily related to decreases in the value of U.S. government and agency securities reflecting the negative effect of a rise in Treasury yields that more than offset the positive impact of narrowing mortgage-backed securities spreads. Included in the table below are selected ratios based upon stockholders' equity.

                                                                              March 31          December 31             March 31
Dollars in billions, except share data                                            1999                 1998                 1998
--------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       $11.6                $11.3                $11.6

Annualized rate of return on average common stockholders' equity (a)(b)           22.3%                 3.1%                 8.6%

As percent of period-end total assets:
  Common equity                                                                    4.1%                 4.0%                 4.0%
  Total equity                                                                     4.3%                 4.3%                 4.3%
Book value per common share (c)                                                 $56.66               $55.01               $56.55
--------------------------------------------------------------------------------------------------------------------------------

(a) Represents the annualized rate of return on average common stockholders' equity for the three months ended March 31, 1999, December 31, 1998, and March 31, 1998. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 22.5%, 3.1%, and 8.9% for the three months ended March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

(b) Excluding the 1998 first quarter after tax charge of $129 million ($215 million before tax) related to the restructuring of business activities, the annualized rate of return on average common stockholders' equity was 13.4% (including the impact of SFAS No. 115) and 14.0% (excluding the impact of SFAS No. 115) for the three months ended March 31, 1998.

(c) Excluding the impact of SFAS No. 115, the book value per common share would have been $56.56, $54.24, and $54.30 at March 31, 1999, December 31, 1998, and
March 31, 1998, respectively.

During the first quarter, the firm purchased approximately $110 million of its common stock, or 900,000 shares in total. These purchases were part of the Board of Directors' December 1998 authorization to repurchase $750 million of common stock subject to market conditions and other factors. These purchases may be made periodically in 1999 or beyond in the open market or through privately negotiated transactions.

Regulatory capital requirements

At March 31, 1999, the capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a well capitalized bank holding company and bank, respectively, at March 31, 1999.

At March 31, 1999, under the Federal Reserve Board market risk capital guidelines for calculation of risk-based capital ratios, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.2% and 12.3%, respectively; the leverage ratio was 4.4%. At December 31, 1998, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.0% and 11.7%, respectively, and the leverage ratio was 3.9%. Refer to note 18, "Capital Requirements," for further information.

Risk-adjusted assets represent the total of all on- and off-balance-sheet exposures adjusted for risk-based factors as prescribed by the Federal Reserve Board. J.P. Morgan's risk-adjusted assets as of March 31, 1999 were $143.1 billion, compared with $140.2 billion at December 31, 1998.

Forward-looking statements

Certain sections of our Form 10-Q contain forward-looking statements. We use words such as "expects," "believe," "anticipate," and "estimate" to identify these statements. In particular, disclosures made in Financial Highlights, Financial Review and The year 2000 initiative contain forward-looking statements. Such statements are based on our current expectations and are subject to various risks and uncertainties as discussed in the Business environment and other information and Risk management sections of our 1998 Annual report. Actual results could differ materially from those currently anticipated due to a number of variables in addition to those discussed elsewhere in this document and in the firm's other public filings, press releases and discussions with management, including:

o economic and market conditions (including the liquidity of secondary markets)
o     volatility of market prices, rates, and indices
o     timing and volume of market activity
o     availability of capital
o     inflation
o political events (including legislative, regulatory, and other developments)
o competitive forces (including the ability to attract and retain highly skilled individuals)
o     the ability to develop and support technology and information systems
o     investor sentiment.

As a result of these variables, revenues and net income in any particular period may:

o     not be indicative of full-year results
o     vary from year to year
o     impact the firm's ability to achieve its strategic objectives

J.P. Morgan claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Risk management

Risk is inherent in our business, and sound risk management is key to our success. We have developed and implemented comprehensive policies and procedures to identify, mitigate, and monitor risk across the firm. These practices rely on constant communication, judgment, and knowledge of products and markets by the people closest to them, combined with regular oversight by a central risk management group and senior management.

The major types of risk to which we are exposed are:

o Market risk: the possibility of loss due to changes in market prices and rates, the correlations among them, and their levels of volatility
o Credit risk: the possibility of loss due to changes in the quality of counterparties, the correlations among them, and the market prices for credit risk assets. We are subject to credit risk in our lending activities, sales and trading activities, and derivative activities and when we act as an intermediary on behalf of clients and other third parties.
o Liquidity risk: the risk of being unable to fund our portfolio of assets at reasonable rates and to appropriate maturities
o Operating risk: the potential for loss arising from breakdowns in policies and controls for ensuring the proper functioning of people, contracts, systems, and facilities

Our risk management processes are built on a foundation of early identification and measurement. They are regularly reviewed and modified as our business changes in response to market, credit, product, and other developments. We constantly seek to strengthen our risk management process. Further, we mitigate our exposure to losses from unexpected events by diversifying our activities across instruments, markets, clients and geographic regions. Please refer to our 1998 Annual report for a detailed discussion of how we manage risk.

Market risk

Market risk profiles

Market risk arises from trading and investing in both our client-focused and proprietary activities. Our ability to estimate potential losses that could arise from adverse changes in market conditions is a key element of managing market risk. While quantitative measures are integral to our process, judgment and experience are crucial in assessing whether our level of market risk is acceptable. In particular when markets experience extreme conditions, we continue to use our tools to quantify our risks but rely on management's judgment to interpret and gauge the impact that extreme changes in volatility and market correlations can have on positions that, in normal markets, are estimated to be low-risk.

Our primary tool for the systematic measuring and monitoring of market risk is the Daily Earnings at Risk (DEaR) calculation. DEaR is an estimate, at a 95% confidence level, of the worst expected loss in the value of our portfolios over a one-day time horizon. The DEaR measure makes assumptions about market behavior and takes into account numerous variables that may cause a change in the value of our portfolios, including interest rates, foreign exchange rates, equity and commodity prices and their volatilities, and correlations among these variables. The DEaR measure does not reflect the impact of credit considerations in determining the fair value of our derivatives trading portfolio.

The following presents the market risk profiles for the firm. The level of market risk, which is measured on a diversified basis, will vary with market factors, the level of client activity, and price and market movements.

Quarterly market risk profile

During the first quarter, market conditions stabilized from the fourth quarter's extreme conditions, which were characterized by sharp increases in volatilities, illiquidity, and breakdowns in historical correlations. DEaR in our trading activities was $34 million at March 31, 1999, versus $35 million at year-end 1998; the first quarter reflected higher levels of trading positions offset by lower volatilities. The DEaR for our investment portfolio, which consists largely of U.S. government agency securities, was $24 million as of March 31, 1999, versus $72 million at December 31, 1998. The decline reflects lower volatility versus the previous quarter, as well as a reduction in the size and underlying interest rate risk in the portfolio. Aggregate DEaR which represents trading and investing activities combined, was $42 million at March 31, 1999 versus $83 million at December 31, 1998.

Twelve-month market risk profile

DEaR for trading activities

Average DEaR for trading activities was $38 million and ranged from $29 million to $55 million for the twelve months ended March 31, 1999. For the twelve months ended December 31, 1998, average DEaR for trading activities was $38 million and ranged from $27 million to $55 million. We evaluate the reasonableness of DEaR for our trading activities by comparing actual daily revenue to estimates predicted by our models. During the twelve months ended March 31, 1999, daily revenue fell short of the downside DEaR band (average daily revenue less the DEaR estimate) by more than the expected frequency or greater than 5% of the time. This primarily resulted from extreme market conditions experienced in the latter half of 1998 as discussed earlier.

Our primary market risk exposures in our trading activities:

The twelve month average and period-end DEaR for March 31, 1999 and December 31, 1998, segregated by type of market risk exposure associated with our trading activities, is presented in the table below.

----------------------------------------------------------------------------------------------------------------------
                                                      Twelve months ended                         Period-end
                                              -------------------------------      -----------------------------------
                                                 March 31        December 31
                                                     1999               1998          March 31            December 31
In millions                                       Average            Average              1999                   1998
----------------------------------------------------------------------------------------------------------------------
Interest rate risk                                    $30                $30               $32                    $31
Foreign exchange rate risk                             17                 18                12                     11
Equity price risk                                      12                 12                 9                     12
Commodity price risk                                    3                  3                 2                      3
Diversification effects                               (24)               (25)              (21)                   (22)
----------------------------------------------------------------------------------------------------------------------
Total                                                  38                  38               34                     35
----------------------------------------------------------------------------------------------------------------------

Interest rate risk

Interest rate risk is the possibility that changes in interest rates will affect the value of financial instruments. Our primary risk exposures to interest rates from trading activities are in sovereign and corporate bond markets across North America, Europe, Asia and Latin America; mortgage-backed security markets in the U.S.; and interest rate derivatives. They also include spread, volatility, and basis risk. We use instruments such as interest rate swaps, options, U.S. government securities, and futures and forward contracts to manage our exposure to interest rate risk.

Foreign exchange rate risk

Foreign exchange rate risk represents the possibility that fluctuations in foreign exchange rates will impact the value of our financial instruments. Our primary risk exposures to foreign exchange rates arise from transactions in all major countries and most minor countries throughout Europe, Latin America, and Asia. We manage the risk arising from foreign currency transactions primarily through currency swaps; options; and spot, futures and forward contracts.

Equity price risk

Equity price risk is the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. Our primary risk exposure to equity price risk arises from our activities in our equity derivatives portfolio. We manage the risk of loss through the use of equity cash, future, swap, and option instruments.

Given the nature of our business, we expect frequent changes to our primary risk exposures over the course of a year. Our integrated approach to managing market risk considers this expectation and facilitates a dynamic and proactive adjustment of the risk profile across all our trading activities as needed.

DEaR for proprietary investing activities

Average DEaR for our proprietary investing activities for the twelve months ended March 31, 1999 was $38 million, and ranged from $8 million to $109 million. This compares with average DEaR of $33 million and a range from $8 million to $109 million for the twelve months ended December 31, 1998.

The primary sources of market risk associated with our proprietary investing activities are spread risk in our mortgage-backed securities portfolio and interest rate risk associated with fixed income securities. Spread risk is the possibility that changes in credit spreads will affect the value of our financial instruments.

In estimating risk for our investing activities, we have measured the risk in this portfolio using the same one-day horizon and 95% confidence interval used for trading, in order to facilitate aggregation with our trading risk activities. This approach to risk estimation does not, however, fit well with the longer horizon or with other risk features of these nontrading activities. For this reason, we also track risk in our investing portfolio using a one-week value-at-risk measure to evaluate our risk estimates relative to total return. For the twelve months ended March 31, 1999, weekly total return fell short of expected weekly results by amounts greater than related weekly risk estimates on more times than the expected frequency. This resulted primarily from the extreme market conditions experienced in the latter half of 1998.

Aggregate DEaR

Aggregate DEaR averaged $60 million for the twelve months ended March 31, 1999 and ranged from $33 million to $120 million. For the twelve months ended December 31, 1998, average aggregate DEaR was $55 million and ranged from $33 million to $120 million.

Operating Risk

The year 2000 initiative

With the new millennium approaching, organizations are examining their computer systems to ensure that they are year 2000 compliant. The issue, in simple terms, is that many existing computer systems fail to properly identify dates after December 31, 1999. Systems that calculate, compare, or sort using the incorrect date will cause erroneous results, ranging from system malfunctions to incorrect or incomplete transaction processing. If systems are not updated, potential risks include business interruption or shutdown, financial loss, reputation loss, regulatory actions, and/or legal liability. J.P. Morgan uses computers in all aspects of its business including processing of transactions from inception through to settlement.

We have undertaken a firmwide initiative to address the year 2000 issue and developed a comprehensive plan to mitigate the internal and external risks. The internal components of the initiative address software applications, technology products and facilities; the external components address credit and operating risk and fiduciary responsibilities. Each business line is responsible for remediating within its operating area, addressing all interdependencies within the firm, and identifying and managing risk posed by external entities, including clients, counterparties, vendors, exchanges, depositories, utilities, suppliers, agents, and regulatory agencies. A multidisciplinary team of internal and external experts supports the business teams by providing direction and firmwide coordination.

We divided our remediation plan into five phases:

o Awareness: To begin, we launched a firmwide awareness campaign, developed and implemented an organizational model, set up a management oversight committee, and established a risk model. Status: complete.
o Inventory/assessment: We conducted a firmwide inventory of information technology (IT) and non-IT (e.g., telecommunications, power, facilities applications, and products), documented business processes, and identified external interfaces and dependencies. In this phase we assessed the potential impact on these inventories, prioritized renovation activities, developed renovation plans, and determined the compliance status of third-party products and services. Status: complete.
o Renovation/replacement: We set about to identify "replace vs. renovate" opportunities, renovate applications and products, and document code and system changes. Status: 98% complete for critical applications.
o Testing: We established a consistent testing methodology, conducted unit and system tests, and received certification sign-off from senior business managers. Status: 94% complete for critical applications.
o Implementation: This final phase entails implementing critical updated applications and products and conducting final compliance certification.
      Status: 90% complete for critical applications.

The awareness and inventory/assessment phases were completed in 1997. The renovation/replacement and testing phases were substantially completed by December 31, 1998; 98% of internal high critical applications achieved certification, based on the firm's certification process, which meets Federal Financial Institutions Examination Council (FFIEC) guidelines for year 2000 compliance. In the implementation phase, approximately 90% of critical, certified applications have been implemented globally. The remaining high critical applications are scheduled to be tested and substantially implemented by June 30, 1999. Among building systems, over 90% of firm-owned and rented premises have been validated while 72% have been implemented. We have also successfully participated in several industry tests including (i) the Securities Industry Association-sponsored Equities Beta Test (July 1998), Market Data Beta Test (February 1999) and Industry-wide Street Test (March-April 1999), (ii) the Futures Industry Association-sponsored Futures and Options Beta Test, and (iii) point to point testing with major financial clearing entities. The main risk to completing the remaining technology schedule is the performance of vendor-supplied software and service providers.

Based on currently available information, management does not believe that the year 2000 issue as it relates to our internal systems will have a material adverse impact on the firm's financial condition or overall trends in results of operations. There can be no assurance, however, that the failure to ensure year 2000 capability by a third party would not have a material adverse effect on the firm. The failure of external parties to resolve their own year 2000 issues could expose J.P. Morgan to potential losses, impairment of business processes and activities, and financial markets disruption. We are working with key external parties to stem the potential risks the year 2000 problem poses to us and the global financial community. Future industry-wide street testing, which has been scheduled in different countries, is an important component of this work.

As such, the focus of the program has turned toward the assessment and mitigation of external risks. The overall goal of our Risk Mitigation Delivery Model is to identify year 2000 risks and institute plans to mitigate these risks. The following steps have been, or are being, taken:

o Identify and address the year 2000 program risks which would prevent the completion of work to achieve year 2000 compliance for all high critical/high risk functions - Status: complete;
o Deploy mitigation strategies prior to the millennium event in order to reduce the probability of business disruption at the millennium change -
      Status: ongoing;
o Develop business recovery plans for high likelihood and impact risk areas in the event of post-millennium failure - Status: due June;
o Develop an overall command center (crisis management) framework for successfully responding to potential business disruptions as they occur, caused either by internal or external failures - Status: framework agreed, final documentation due June;
o Establish risk committees within each line of business to monitor risk sources and oversee the implementation of the above mitigation - Status: complete.

To date, we have completed an initial assessment of readiness of the key clients who, in aggregate, represent the majority of our credit exposure. A process is in place to monitor readiness on an ongoing basis and take credit action where appropriate. We have also assessed the readiness of important non-client counterparties and individual countries, in the latter case in conjunction with the Global 2000 Coordinating Group, an industry group formed to facilitate the readiness of the global financial community for the year 2000 date change. These assessments are updated on an ongoing basis, in particular with respect to counterparties and countries who fall into the "high risk, high impact" category. We have developed scenario and contingency plans that identify and track the impact and likelihood of key events that could impact our ability to conduct business as usual. These plans identify trigger points to actions that will mitigate risk on a timely basis, prior to the millennium. During the first half of 1999, business recovery plans will be developed to manage both internal and external failures that may take place over and after the millennium changeover, including February 29, 2000.

Costs to prepare the firm for year 2000 are estimated at $300 million, including $242 million incurred through March 1999 ($225 million through December 31, 1998; $17 million in three months ended March 31, 1999). Costs incurred relating to this project are funded through operating cash flow and expensed during the period in which they are incurred. The firm's expectations about future costs associated with the year 2000 are subject to uncertainties that could cause actual spending to differ materially from that anticipated.

The above section on the year 2000 initiative contains forward-looking statements including, without limitation, statements relating to the firm's plans, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Estimates are based on assumptions of future events, including the availability of resources, third-party renovation plans and other factors. There can be no guarantee, however, that our estimates will be achieved, or that there will not be a delay in achieving our plans.

Specific factors that could cause actual results to differ materially from our estimates include, but are not limited to, the availability and cost of resources, the ability to locate and correct all relevant noncompliant systems, and timely responses to and renovations by third-parties, and similar uncertainties. Refer to page 34 for more information on forward-looking statements.

Consolidated average balances and net interest earnings
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                                             Three months ended
On a taxable-equivalent basis                             --------------------------------------------------------------------------
                                                                       March 31, 1999                       March 31, 1998
                                                          --------------------------------------------------------------------------
                                                              Average                Average      Average                   Average
                                                              balance    Interest       rate      balance      Interest        rate
                                                          --------------------------------------------------------------------------
Assets
Interest-earning deposits with banks,
  mainly in offices outside the U.S.                         $  2,937       $  81      11.18%    $  2,045         $  64       12.69%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                                 619          13       8.52          809            15        7.52
    U.S. state and political subdivision                        1,653          47      11.53        1,214            35       11.69
    Other                                                      29,056         387       5.40       19,683           297        6.12
Debt investment securities in offices
  outside the U.S. (a)                                          2,504          31       5.02        2,394            43        7.28
Trading account assets:
    In offices in the U.S.                                     29,704         393       5.37       30,458           517        6.88
    In offices outside the U.S.                                28,649         469       6.64       38,508           668        7.04
Securities purchased under agreements to resell:
    In offices in the U.S.                                     22,016         265       4.88       16,819           210        5.06
    In offices outside the U.S.                                13,240         161       4.93       23,181           295        5.16
Securities borrowed,
  mainly in offices in the U.S.                                36,948         448       4.92       40,204           496        5.00
Loans:
    In offices in the U.S.                                      5,766         104       7.31        6,518           118        7.34
    In offices outside the U.S.                                21,747         327       6.10       26,022           430        6.70
Other interest-earning assets (b):
    In offices in the U.S.                                      1,430          20          *        1,038            34           *
    In offices outside the U.S.                                   974          32          *          886            55           *
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                 197,243       2,778       5.71      209,779         3,277        6.34
Cash and due from banks                                         2,156                               1,172
Other noninterest-earning assets                               70,764                              68,706
------------------------------------------------------------------------------------------------------------------------------------
 Total assets                                                 270,163                             279,657
------------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended March 31, 1999 and 1998.

(a) For the three months ended March 31, 1999 and 1998, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance sheet transactions.

* Not meaningful

Consolidated average balances and net interest earnings
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                                             Three months ended
On a taxable-equivalent basis                             --------------------------------------------------------------------------
                                                                       March 31, 1999              March 31, 1998
                                                          --------------------------------------------------------------------------
                                                              Average                Average      Average                   Average
                                                              balance    Interest       rate      balance     Interest         rate
                                                          --------------------------------------------------------------------------
Liabilities and stockholders' equity
Interest-bearing deposits:
    In offices in the U.S.                                 $   9,018      $   110       4.95%     $ 10,346      $  140         5.49%
    In offices outside the U.S.                               47,617          506       4.31        51,243         650         5.14
Trading account liabilities:
    In offices in the U.S.                                     6,650          113       6.89        10,791         229         8.61
    In offices outside the U.S.                               12,840          161       5.09        14,783         226         6.20
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                                  61,171          743       4.93        67,432         932         5.61
Commercial paper, mainly in offices
     in the U.S.                                               9,661          121       5.08         8,924         124         5.64
Other interest-bearing liabilities:
    In offices in the U.S.                                    10,917          185       6.87        16,398         219         5.42
    In offices outside the U.S.                                3,994           49       4.98         2,370          52         8.90
Long-term debt,
    mainly in offices in the U.S.                             28,548          380       5.40        23,580         354         6.09
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                           190,416        2,368       5.04       205,867       2,926         5.76
Noninterest-bearing deposits:
    In offices in the U.S.                                       882                                   996
    In offices outside the U.S.                                  812                                   869
Other noninterest-bearing
    liabilities                                               66,603                                60,435
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                            258,713                               268,167
Stockholders' equity                                          11,450                                11,490
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
    equity                                                   270,163                               279,657
Net yield on interest-earning assets                                                    0.84                                   0.68
------------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                         410                                  351
------------------------------------------------------------------------------------------------------------------------------------

Cross-border and local outstandings under the regulatory basis

For financial reporting purposes only, the following table presents our cross-border and local outstandings under the regulatory basis established by the Federal Financial Institutions Examination Council (FFIEC). Bank regulatory rules differ from management's view in the treatment of credit derivatives, trading account short positions, and the use of fair value versus cost of investment securities. In addition, management does not net local funding or liabilities against any local exposures as allowed by the FFIEC. Refer to page 32 for more information on exposures based on the management view.

In accordance with the regulatory rules, cross-border outstandings include, regardless of currency:

o     all claims of our U.S. offices against foreign residents
o all claims of our foreign offices against residents of other foreign countries

Local outstandings include all claims of our foreign offices with residents of the same foreign country, net of local funding.

All outstandings are based on the location of the ultimate counterparty; that is, if collateral or a formal guarantee exists, the country presented is determined by the location where the collateral is held and realizable, or the location of the guarantor. Cross-border and local outstandings include the following: interest-earning deposits with banks; investment securities; trading account assets including derivatives; securities purchased under agreements to resell; loans; accrued interest; investments in affiliates; and other monetary assets. Commitments include all cross-border commitments to extend credit, standby letters of credit, and guarantees, and securities lending indemnifications.

The following table shows each country where cross-border and local outstandings exceed 0.75% of total assets, as of March 31, 1999.

                                                                                                                        Total out-
                                                                                                                         standings
                                                                       Net local       Total        % of                       and
In millions                                Govern-                          out-        out-       Total      Commit-      commit-
March 31, 1999               Banks           ments       Other(a)      standings   standings      assets        ments        ments
-----------------------------------------------------------------------------------------------------------------------------------
Germany                    $12 091          $2 702         $1 440             19     $16 252        6.04%      $1 136      $17 388
Japan(b)                       846          10 743          1 699          2 287      15 575        5.79%       1 175       16 750
United Kingdom               6 208              58          6 223              -      12 489        4.64%       1 089       13 578
Italy                        2 487           7 517            492            118      10 614        3.94%          23       10 637
France                       5 124           1 850          2 498              -       9 472        3.52%       1 446       10 918
Netherlands                  5 843             741          1 170              -       7 754        2.88%         332        8 086
Belgium                      1 865             971          1 501              -       4 337        1.61%       7 427       11 764
Spain                        1 586             982          1 143            221       3 932        1.46%         456        4 388
Cayman Islands                 142               -          3 680              -       3 822        1.42%         400        4 222
Switzerland                  1 350             406          1 525              -       3 281        1.22%         861        4 142
Canada                       1 369             926            625            190       3 110        1.16%       1 592        4 702
Mexico                          57           1 058          1 163            195       2 473        0.92%          26        2 499
South Korea(b)                 944             651            740             51       2 386        0.89%          73        2 459
Luxembourg                     467              25          1 711              -       2 203        0.82%         243        2 446
Argentina(b)                    55           1 002            541            486       2 084        0.77%           -        2 084
-----------------------------------------------------------------------------------------------------------------------------------

(a) Includes nonbank financial institutions and commercial and industrial entities.
(b) See page 32 for exposures to these countries under the management view.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SUMMARY OF J.P. MORGAN'S ANNUAL MEETING

The 1999 annual meeting of stockholders of J.P. Morgan & Co. Incorporated was held on Wednesday, April 14, 1999 at the company's 60 Wall Street headquarters; 82.92% of the 177,204,028 shares of common stock outstanding and eligible to be voted was represented either in person or by proxy, constituting a quorum. Douglas A. Warner III, Chairman of the Board, presided.

The stockholders took the following actions:

1. Elected all 17 nominees to one-year terms as members of the Board of Directors. The directors are:

                                                                                                         Percent
                                                                                                              of
                                                                      Percent of           Shares         shares
Director                                     Shares in favor       shares voting         Withheld         voting
------------------------------------------------------------------------------------------------------------------
Douglas A. Warner III   *                        145,291,590              98.88%        1,649,701          1.12%
Paul A. Allaire                                  145,386,321              98.94%        1,554,970          1.06%
Riley P. Bechtel                                 145,414,888              98.96%        1,526,403          1.04%
Lawrence A. Bossidy                              145,388,028              98.94%        1,553,263          1.06%
Martin Feldstein                                 145,478,821              99.01%        1,462,470          0.99%
Ellen V. Futter                                  145,402,309              98.95%        1,538,982          1.05%
Hanna H. Gray                                    145,374,418              98.93%        1,566,873          1.07%
Walter A. Gubert   **                            145,356,587              98.92%        1,584,704          1.08%
James R. Houghton                                145,473,369              99.00%        1,467,922          1.00%
James L. Ketelsen                                145,316,209              98.89%        1,625,082          1.11%
John A. Krol                                     145,500,127              99.02%        1,441,164          0.98%
Roberto G. Mendoza      **                       145,326,784              98.90%        1,614,507          1.10%
Michael E. Patterson    **                       145,370,172              98.93%        1,571,119          1.07%
Lee R. Raymond                                   145,426,101              98.97%        1,515,190          1.03%
Richard D. Simmons                               145,352,006              98.92%        1,589,285          1.08%
Kurt F. Viermetz                                 145,227,829              98.83%        1,713,462          1.17%
Douglas C. Yearley                               145,358,497              98.92%        1,582,794          1.08%

*     Chairman of the Board
**    Vice Chairman of the Board

2. Approved the appointment of PricewaterhouseCoopers LLP as independent accountants to perform auditing functions during 1999. There were 146,303,949 shares in favor, or 99.57% of shares voting; 197,514 shares against, or 0.13% of shares voting; 439,828 shares abstained; and no shares reflecting broker nonvotes.

3. Defeated the stockholder proposal relating to prior government service. There were 114,899,164 shares against, or 94.94% of shares voting; 2,790,888 shares for, or 2.31% of shares voting; 3,332,770 shares abstained; and 25,918,469 shares reflecting broker nonvotes.

4. Defeated the stockholder proposal relating to cumulative voting. There were 87,899,042 shares against, or 72.63% of shares voting; 31,352,315 shares for, or 25.91% of shares voting; 1,768,514 shares abstained; and 25,921,420 shares reflecting broker nonvotes.

5. Defeated the stockholder proposal relating to efficient use of capital and financial stabilization. There were 110,680,289 shares against, or 91.46% of shares voting; 4,214,173 shares for, or 3.48% of shares voting; 6,121,210 shares abstained; and 25,925,619 shares reflecting broker nonvotes.

Item 6. Exhibits and reports on Form 8-K

      (a)   Exhibits

            12. Statement re computation of ratios (incorporated by reference to exhibit 12 to J.P. Morgan's report on Form 8-K, dated April 14, 1999)

            27.   Financial data schedule

      (b)   Reports on Form 8-K

            The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999:

            January 19, 1999 (Items 5 and 7)

            Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three and twelve-month periods ended December 31, 1998.

            Disclosed the statement of consolidated average balances and net interest earnings for the three and twelve month periods ended December 31, 1998.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         J.P. MORGAN & CO. INCORPORATED
                                         ---------------------------------------
                                                    (Registrant)


                                         /s/ DAVID H. SIDWELL
                                         ---------------------------------------
                                         NAME: DAVID H. SIDWELL
                                         TITLE: MANAGING DIRECTOR AND CONTROLLER
                                                (PRINCIPAL ACCOUNTING OFFICER)


DATE: May 17, 1999