Form 10-Q
period 1999-06-30
MORGAN J P & CO INC
filed 1999-08-16
CIK 68100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Number of shares outstanding of each of the registrant's classes of common stock at July 31, 1999:

Common Stock, $2.50 Par Value                                 175,557,180 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
The following financial statement information as of and for the three and six months ended June 30, 1999, is set forth within this document on the pages indicated:

                                                                                Page(s)
                                                                                -------
     Three month Consolidated statement of income
     J.P. Morgan & Co. Incorporated .  .  .  .  .  .  .  .  .  .  .  .  .  .  . . 3

     Six month Consolidated statement of income
     J.P. Morgan & Co. Incorporated .  .  .  .  .  .  .  .  .  .  .  .  .  .  . . 4

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated   .  .  .  .  .  .  .  .  .  .  .  .  .  .    5

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated   .  .  .  .  .  .  .  .  .  .  .  .  .  .    6

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  7

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York .  .  .  .  .  .  .  .  .  .  .    8

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 9-26

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Financial highlights .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    27

     Segment analysis   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  28-29

     Financial review.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  30-36

     Risk management.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   37-41

     Consolidated average balances and net interest earnings .  .  .  .  .  .  . 42-45

     Cross-border and local outstandings under the regulatory basis  .  .  .  .   46

PART II -- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K  .  .  .  .  .  .  .  .  .  .  .  .  .   47

SIGNATURES .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    48

PART I
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
In millions, except share data

                                                                                Three months ended
                                               -------------------------------------------------------------------------------------
                                                             June 30          June 30         Increase/     March 31       Increase/
                                                                1999             1998        (Decrease)         1999      (Decrease)
                                               -------------------------------------------------------------------------------------
NET INTEREST REVENUE
Interest revenue                                              $2,713          $3,106          ($393)         $2,757            ($44)
Interest expense                                               2,288           2,816           (528)          2,368             (80)
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                             425             290            135             389              36
Reversal of provision for loan losses                           (105)             --           (105)             --            (105)
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue after reversal of
    provision for loan losses                                    530             290            240             389             141

NONINTEREST REVENUES
Trading revenue                                                  803             877            (74)          1,134            (331)
Investment banking revenue                                       457             362             95             390              67
Investment management revenue                                    260             226             34             246              14
Fees and commissions                                             191             197             (6)            214             (23)
Investment securities (loss)/revenue                             (29)             68            (97)            (41)             12
Other (loss)/revenue, including a $35 million
    provision for credit losses (June 30, 1999)                  (21)            133           (154)            159            (180)
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                     1,661           1,863           (202)          2,102            (441)

Total revenues, net of interest expense
   and net reversal of provision for credit losses             2,191           2,153             38           2,491            (300)

OPERATING EXPENSES
Employee compensation and benefits                               970             862            108           1,096            (126)
Net occupancy                                                     80              78              2              82              (2)
Technology and communications                                    231             293            (62)            247             (16)
Other expenses                                                   136             183            (47)            142              (6)
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       1,417           1,416              1           1,567            (150)

Income before income taxes                                       774             737             37             924            (150)
Income taxes                                                     270             256             14             324             (54)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                       504             481             23             600             (96)

PER COMMON SHARE
Net income
     Basic                                                     $2.71           $2.57          $0.14           $3.24          ($0.53)
     Diluted                                                    2.52            2.36           0.16            3.01           (0.49)
Dividends declared                                              0.99            0.95           0.04            0.99              --
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------
In millions, except share data                                                           Six months ended
                                                          --------------------------------------------------------------------------
                                                                             June 30                 June 30               Increase/
                                                                                1999                    1998              (Decrease)
                                                          --------------------------------------------------------------------------
NET INTEREST REVENUE
Interest revenue                                                              $5,470                  $6,368                  ($898)
Interest expense                                                               4,656                   5,742                 (1,086)
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                             814                     626                    188

Reversal of provision for loan losses                                           (105)                     --                   (105)
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue after reversal of
    provision for loan losses                                                    919                     626                    293


NONINTEREST REVENUES
Trading revenue                                                                1,937                   1,773                    164
Investment banking revenue                                                       847                     708                    139
Investment management revenue                                                    506                     437                     69
Fees and commissions                                                             405                     387                     18
Investment securities (loss)/revenue                                             (70)                    111                   (181)
Other revenue, including a $35 million
   provision for credit losses in 1999                                           138                     108                     30
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                                                     3,763                   3,524                    239

Total revenues, net of interest expense
    and net reversal of provision for
    credit losses                                                              4,682                   4,150                    532

OPERATING EXPENSES
Employee compensation and benefits                                             2,066                   1,865                    201
Net occupancy                                                                    162                     229                    (67)
Technology and communications                                                    478                     594                   (116)
Other expenses                                                                   278                     360                    (82)
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       2,984                   3,048                    (64)

Income before income taxes                                                     1,698                   1,102                    596
Income taxes                                                                     594                     384                    210
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     1,104                     718                    386

PER COMMON SHARE
Net income
     Basic                                                                     $5.94                   $3.82                  $2.12
     Diluted                                                                    5.53                    3.51                   2.02
Dividends declared                                                              1.98                    1.90                   0.08
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       June 30          December 31
In millions, except share data                                                                            1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                               $  2,094             $  1,203
Interest-earning deposits with banks                                                                     2,058                2,371
Debt investment securities available-for-sale carried at fair value                                     26,702               36,232
Equity investment securities                                                                             1,264                1,169
Trading account assets (including derivative receivables of $40,391 at June 1999 and
   $48,124 at December 1998)                                                                           114,465              113,896
Securities purchased under agreements to resell ($32,739 at June 1999
  and $31,056 at December 1998) and federal funds sold                                                  33,531               31,731
Securities borrowed                                                                                     39,977               30,790
Loans, net of allowance for loan losses of $335 at June 1999 and $470 at December 1998                  28,753               25,025
Accrued interest and accounts receivable                                                                 6,084                7,689
Premises and equipment, net of accumulated depreciation of $1,322 at June 1999 and
   $1,350 at December 1998                                                                               1,893                1,881
Other assets                                                                                            12,573                9,080
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                           269,394              261,067
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
   In offices in the U.S.                                                                                1,222                1,242
   In offices outside the U.S.                                                                             778                  563
Interest-bearing deposits:
   In offices in the U.S.                                                                                6,627                7,724
   In offices outside the U.S.                                                                          46,708               45,499
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                          55,335               55,028
Trading account liabilities (including derivative payables of $37,329 at June 1999 and                  70,129               70,643
   $44,683 at December 1998)
Securities sold under agreements to repurchase ($63,460 at June 1999 and $62,784
   at December 1998) and federal funds purchased                                                        64,554               63,368
Commercial paper                                                                                        13,114                6,637
Other liabilities for borrowed money                                                                    10,974               12,515
Accounts payable and accrued expenses                                                                   10,089                9,859
Long-term debt not qualifying as risk-based capital                                                     22,722               23,037
Other liabilities, including allowance for credit losses of $160 at June 1999 and
   $125 at December 1998                                                                                 4,116                2,999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       251,033              244,086
Liabilities qualifying as risk-based capital:
Long-term debt                                                                                           5,408                4,570
Company-obligated mandatorily redeemable preferred securities of subsidiaries                            1,150                1,150
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                      257,591              249,806

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,000,000)
  Adjustable rate cumulative preferred stock, $100 par value (issued and outstanding: 2,444,300)           244                  244
  Variable cumulative preferred stock,  $1,000 par value (issued and outstanding: 250,000)                 250                  250
  Fixed cumulative preferred stock, $500 par value (issued and outstanding: 400,000)                       200                  200
Common stock, $2.50 par value (authorized shares: 500,000,000; issued: 200,934,737
  at June 1999 and 200,873,067 at December 1998)                                                           502                  502
Capital surplus                                                                                          1,245                1,252
Common stock issuable under stock award plans                                                            1,540                1,460
Retained earnings                                                                                       10,334                9,614
Accumulated other comprehensive income:
  Net unrealized (losses)/gains on investment securities, net of taxes                                     (52)                 147
  Foreign currency translation, net of taxes                                                               (46)                 (46)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        14,217               13,623
Less: treasury stock (24,985,131 shares at June 1999 and 25,866,786 shares
  at December 1998) at cost                                                                              2,414                2,362
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                              11,803               11,261
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                             269,394              261,067
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated

                                                                                    1999                             1998
                                                                        -----------------------------    ---------------------------
                                                                                             Compre-                         Compre-
                                                                          Stockholders'      hensive      Stockholders'      hensive
In millions: Six months ended June 30                                           Equity        Income            Equity        Income
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Adjustable-rate cumulative preferred stock balance, January 1
  and June 30                                                                 $   244                           $   244
Variable cumulative preferred stock balance, January 1 and
  June 30                                                                         250                               250
Fixed cumulative preferred stock, January 1 and June 30                           200                               200
------------------------------------------------------------------------------------------------------------------------------------
Total preferred stock, June 30                                                    694                               694
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1 and June 30                                                    502                               502
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                              1,252                             1,360
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and conversion of debentures
  and income tax benefits associated with stock options                            (7)                              (54)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                1,245                             1,306
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                              1,460                             1,185
Deferred stock awards, net                                                         80                               157
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                1,540                             1,342
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                              9,614                             9,398
Net income                                                                      1,104           $1,104              718        $718
Dividends declared on preferred stock                                             (18)                              (18)
Dividends declared on common stock                                               (349)                             (337)
Dividend equivalents on common stock issuable                                     (17)                              (18)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                               10,334                             9,743
------------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized (losses)/gains on investment securities:
Balance, net of taxes, January 1                                                  147                               432
                                                                             --------                           -------
     Net unrealized holding (losses)/gains arising during the period,
        before taxes (($239) in 1999 and $14 in 1998, net of taxes)              (402)                               19
     Reclassification adjustment for net losses/(gains) included in net income, before taxes (($40) in 1999 and $64 in 1998,
        net of taxes)                                                              67                              (100)
                                                                             --------                           -------
Change in net unrealized (losses)/gains on investment securities,                (335)                              (81)
  before taxes
Income tax benefit                                                                136                                25
                                                                             --------                           -------
Change in net unrealized (losses)/gains on investment securities, net            (199)            (199)             (56)        (56)
  of taxes
Balance, net of taxes, June 30                                                    (52)                              376
                                                                             --------                           --------
Foreign currency translation:
Balance, net of taxes, January 1                                                  (46)                              (22)
                                                                             --------                           --------
Translation adjustment arising during the period, before taxes                     (7)                              (34)
Income tax benefit                                                                  7                                12
                                                                             --------                           --------
Translation adjustment arising during the period, net of taxes                      -                -              (22)        (22)
                                                                             --------                           --------
Balance, net of taxes, June 30                                                    (46)                              (44)
------------------------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income,
  net of taxes, June 30                                                           (98)                              332
------------------------------------------------------------------------------------------------------------------------------------
LESS:  TREASURY STOCK
Balance, January 1                                                              2,362                             2,145
Purchases                                                                         447                               446
Shares issued/distributed, primarily related to various employee
  benefit plans                                                                  (395)                             (388)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                2,414                             2,203
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     11,803                            11,716
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                         905                          640
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

J.P. Morgan & Co. Incorporated
------------------------------------------------------------------------------------------------------
In millions                                                                      Six months ended
------------------------------------------------------------------------------------------------------
                                                                                June 30      June 30
                                                                                  1999         1998
------------------------------------------------------------------------------------------------------

NET INCOME                                                                     $  1,104    $    718
Adjustments to reconcile to cash (used in) provided by operating activities:
    Noncash items: net negative provision for credit losses, depreciation,
     amortization, deferred income taxes, stock award plans, and                    842         473
     write-downs on investment securities
   Gain on sale of global trust and agency services business                       --           (79)
   Net (increase)/decrease in assets:
       Trading account assets                                                      (709)    (11,567)
       Securities purchased under agreements to resell                           (1,710)      2,493
       Securities borrowed                                                       (9,187)     (1,840)
       Loans held for sale                                                        1,357        (189)
       Accrued interest and accounts receivable                                   1,601      (2,568)
   Net increase/(decrease) in liabilities:
       Trading account liabilities                                                 (621)      3,932
       Securities sold under agreements to repurchase                               650      14,141
       Accounts payable and accrued expenses                                        157      (2,514)
   Other changes in operating assets and liabilities, net                        (2,449)     (2,417)
   Net investment securities losses/(gains) included in cash flows from
     investing  activities                                                           58        (127)
------------------------------------------------------------------------------------------------------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (8,907)        456
------------------------------------------------------------------------------------------------------
Net decrease/(increase) in interest-earning deposits with banks                     309        (669)
Debt investment securities:
     Proceeds from sales                                                         19,602       7,077
     Proceeds from maturities, calls, and mandatory redemptions                   4,846       4,197
     Purchases                                                                  (15,511)    (12,513)
Net (increase) in federal funds sold                                               (117)       --
Net (increase) decrease in loans                                                 (5,047)        258
Payments for premises and equipment                                                (159)       (113)
Investment in American Century Companies, Inc.                                     --          (965)
Other changes, net                                                               (1,342)     (2,159)
------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   2,581      (4,887)
------------------------------------------------------------------------------------------------------
Net increase in noninterest-bearing deposits                                        193          11
Net increase (decrease) in interest-bearing deposits                                 17      (1,805)
Net increase (decrease) in federal funds purchased                                  510      (2,030)
Net increase in commercial paper                                                  6,476       6,117
Other liabilities for borrowed money proceeds                                     6,582       6,912
Other liabilities for borrowed money payments                                    (8,873)     (6,748)
Long-term debt proceeds                                                           4,898       7,289
Long-term debt payments                                                          (3,970)     (4,199)
Capital stock issued or distributed                                                 154         219
Capital stock purchased                                                            (447)       (446)
Dividends paid                                                                     (363)       (355)
Other changes, net                                                                2,051        (759)
------------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                             7,228       4,206
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                          (11)        (11)
------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                      891        (236)
Cash and due from banks at December 31, 1998 and 1997                             1,203       1,758
------------------------------------------------------------------------------------------------------
Cash and due from banks at June 30, 1999 and 1998                                 2,094       1,522
------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                  $  4,728    $  5,658
     Income taxes                                                                   310         370
------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York

--------------------------------------------------------------------------------------------------------------------------
                                                                                                 June 30      December 31
In millions, except share data                                                                      1999             1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                         $  2,033         $  1,147
Interest-earning deposits with banks                                                               2,055            2,372
Debt investment securities available-for-sale carried at fair value                                2,989            3,634
Trading account assets                                                                            80,496           90,770
Securities purchased under agreements to resell and federal funds sold                            30,158           33,316
Securities borrowed                                                                               11,739            8,193
Loans, net of allowance for loan losses of $334 at June 1999 and $470 at December 1998            28,272           24,876
Accrued interest and accounts receivable                                                           4,722            3,898
Premises and equipment, net of accumulated depreciation of $1,121 at June 1999 and
  $1,160 at December 1998                                                                          1,712            1,703
Other assets                                                                                      12,335            5,337
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     176,511          175,246
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                                           1,279            1,232
  In offices outside the U.S.                                                                        782              572
Interest-bearing deposits:
  In offices in the U.S.                                                                           6,656            7,749
  In offices outside the U.S.                                                                     50,388           46,668
--------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                    59,105           56,221
Trading account liabilities                                                                       60,956           64,776
Securities sold under agreements to repurchase and federal funds purchased                        16,145           14,916
Other liabilities for borrowed money                                                               6,886            8,646
Accounts payable and accrued expenses                                                              7,921            6,123
Long-term debt not qualifying as risk-based capital (includes $482 at June 1999 and
  $736 at December 1998 of notes payable to J.P. Morgan)                                           9,600           10,358
Other liabilities, including allowance for credit losses of $160 at June 1999 and $125
  at December 1998                                                                                 1,875              542
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 162,488          161,582
Long-term debt qualifying as risk-based capital (includes $3,053 at June 1999
  and December 1998 of notes payable to J.P. Morgan)                                               3,145            3,186
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                165,633          164,768

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares: 2,500,000)                                         -                -
Common stock, $25 par value (authorized shares: 11,000,000; issued and outstanding 10,599,027)       265              265
Surplus                                                                                            3,305            3,305
Undivided profits                                                                                  7,269            6,836
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                         85              118
  Foreign currency translation, net of taxes                                                         (46)             (46)
--------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                        10,878           10,478
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                       176,511          175,246
--------------------------------------------------------------------------------------------------------------------------

Member of the Federal Reserve System and the Federal Deposit Insurance Corporation.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J.P. Morgan & Co. Incorporated (J.P. Morgan), a global financial services firm, is the holding company for a group of subsidiaries that provide a range of financial services, including: advisory, underwriting, financing, market making, asset management, and brokerage.

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

Basis of presentation
Financial information included in the accounts of J.P. Morgan, and the subsidiaries for which our ownership is more than 50% of the company, is contained in the consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The financial information as of and for the periods ended June 30, 1999, June 30, 1998, and March 31, 1999 is unaudited. All adjustments which, in the opinion of management, are necessary for a fair presentation have been made and were of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements included in J.P. Morgan's Annual report on Form 10-K for the year ended December 31, 1998. The nature of J.P. Morgan's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform with the current presentation.

The following provides certain supplemental information regarding our accounting policies.

Impaired loans
A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. We consider the following in identifying impaired loans:

-    A default has occurred or is expected to occur,

- The payment of principal and/or interest or other cash flows is greater than 90 days past due, or

- Management has serious doubts as to the collectibility of future cash flows, even if the loan is currently performing.

Once a loan is identified as impaired, management regularly measures impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (collectively with SFAS 114, SFAS No. 114). We measure impairment of a loan based on the present value of expected future cash flows, an observable market value, or the fair value of the collateral. If the determined SFAS No. 114 value is less than the recorded investment (book value) in the impaired loan, an allowance is established or appropriated for the amount deemed uncollectible; if the impairment is deemed highly certain, the exposure is charged off against the allowance.

Generally, when a loan is recognized as impaired, the accrual of interest is discontinued and any previously accrued but unpaid interest on the loan is reversed against the current period's interest revenue. When doubt exists as to the collectibility of the remaining recorded investment, any interest received on impaired loans is applied in the following order:

-    against the recorded impaired loan until paid in full

- as a recovery up to any amounts charged off related to the impaired loan

-    as revenue

If it is deemed highly certain we will collect the remaining recorded investment of the impaired loan, interest income is recorded on a cash basis as payments are received.

Allowances for credit losses
We maintain allowances for credit losses to absorb losses inherent in our traditional extensions of credit that we believe are probable and that can be reasonably estimated. These allowances include an allowance for loan losses and an allowance for credit losses on lending commitments which include, commitments to extend credit, standby letters of credit, and guarantees.

The firm's Asset Quality Review process determines the appropriate allowances based on an estimate of probable losses by counterparty, industry, or country; and a statistical model estimate for expected losses on our remaining performing portfolio, which includes the general component. The general component of our allowances for credit losses is used to estimate the impact of separately identified limitations in our expected loss model. Since all factors used to derive the general component relate to the expected loss component, the general component, starting June 30, 1999, is included as part of the expected loss component for disclosure purposes. Prior period amounts have been reclassified.

In March 1999, a Joint Working Group, comprised of banking and securities regulators, was formed to provide clarification to the banking industry regarding the appropriate accounting, disclosure, and documentation requirements for allowances for credit losses. We are in the process of reviewing our model for estimating credit losses and determining the appropriate level of our allowances, with the goal of refining it based on our review, which will incorporate any guidance issued by the Joint Working Group.

2.   ACCOUNTING CHANGES AND DEVELOPMENTS

Accounting for derivative instruments and hedging activities
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. If the change in fair value of a derivative designated as a hedge is not effectively offset, as defined, by the change in value of the item it is hedging, this difference will be immediately recognized in earnings. While we have not determined the specific impact of SFAS No. 133 on our earnings and financial position, we have identified, based on current hedging strategies, our activities that would be most affected by the new standard. Specifically, the Proprietary Investing and Trading segment uses derivatives to hedge its investment portfolio, deposits, and issuance of debt - primarily hedges of interest rate risk. Our credit activities use credit derivatives to hedge credit risk, and to a lesser extent, use other derivatives to hedge interest rate risk. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, we are required to adopt the standard effective January 1, 2001. Management is currently evaluating the impact of SFAS No. 133 on our hedging strategies. The actual assessment of the impact on the firm's earnings and financial position of adopting SFAS No. 133 will be made based on our positions at the date of adoption.

Accounting for the costs of computer software developed or obtained for internal use
In March 1998, the American Institute of Certified Public Accountants
(AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that we capitalize certain costs associated with the acquisition or development of internal use software. Effective January 1, 1999, we adopted SOP 98-1; restatement of financial statements of previous years is not allowed. As a result of this adoption we expect to capitalize approximately $130 million in software costs during 1999, net of expected amortization, of which

$66 million were capitalized in the first half of the year. Previously, these costs would have been expensed as incurred. Once the software is ready for its intended use, we will begin amortizing capitalized costs on a straight-line basis over its expected useful life. This period will generally not exceed three years.

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

During the fourth quarter 1998, the firm incurred an additional pretax charge of $143 million ($86 million after tax) related to cost reduction programs that are part of its productivity initiatives. The charge reflected severance-related costs of $101 million recorded in Employee compensation and benefits associated with staff reductions of approximately 800. It also reflected $42 million (net of the $7 million adjustment discussed above) in Net occupancy primarily related to estimated losses on sublease agreements and the write-off of various leasehold improvements and furniture and fixtures in several European locations. As of June 30, 1999, approximately $48 million of the fourth-quarter charge was accrued in Other liabilities, of which $28 million related to severance and the remainder related to real estate. Excluding certain long-term commitments, the remainder of this reserve will be substantially utilized by December 31, 1999.

While predominantly impacting the European and North American regions, the special charges primarily affected all client-focused activities as defined by our reported segments in note 23, "Segments."

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

4.   BUSINESS CHANGES AND DEVELOPMENTS

Euroclear

We operate, under contract, the Euroclear system - the world's largest clearance and settlement system for internationally traded securities. In connection with our role as operator of Euroclear, we provide credit and deposit services to Euroclear participants. The results related to Euroclear are included in the Asset Management and Servicing segment and represent a significant component of the segment's pretax income. In response to the introduction of the euro and other developments in global markets, Euroclear and Morgan have proposed a clearance and settlement consolidation model to capture synergies across markets with the goal of developing for clients a more efficient international clearing system. As a result of this and other initiatives in Europe, our role as operator of the Euroclear system is likely to change, in which case the contribution of this segment would be impacted over time.

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

                                                                      Second quarter              Six months
                                                          ----------------------------------------------------------
In millions                                                           1999          1998          1999         1998
--------------------------------------------------------------------------------------------------------------------

INTEREST REVENUE
Deposits with banks                                                 $   79        $   65        $  160       $  129
Debt investment securities (a)                                         405           328           864          706
Trading account assets                                                 932         1,126         1,793        2,310
Securities purchased under agreements to
   resell and federal funds sold                                       355           455           781          960
Securities borrowed                                                    470           514           918        1,010
Loans                                                                  404           544           834        1,090
Other sources                                                           68            74           120          163
--------------------------------------------------------------------------------------------------------------------
Total interest revenue                                               2,713         3,106         5,470        6,368
--------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                               559           703         1,175        1,493
Trading account liabilities                                            294           377           568          832
Securities sold under agreements to
  repurchase and federal funds purchased                               725           937         1,468        1,869
Other borrowed money                                                   339           408           694          803
Long-term debt                                                         371           391           751          745
--------------------------------------------------------------------------------------------------------------------
Total interest expense                                               2,288         2,816         4,656        5,742
--------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                   425           290           814          626
--------------------------------------------------------------------------------------------------------------------

(a) Interest revenue from debt investment securities included taxable revenue of $380 million and $809 million and revenue exempt from U.S. income taxes of $25 million and $55 million for the three months and six months ended June 30, 1999, respectively. Interest revenue from debt investment securities included taxable revenue of $298 million and $654 million and revenue exempt from U.S. income taxes of $30 million and $52 million for the three and six months ended June 30, 1998, respectively.


Net interest revenue associated with derivatives used for purposes other-than-trading was approximately $1 million and $27 million for the three and six months ended June 30, 1999, respectively, compared with approximately $39 million and $71 million for the three and six months ended June 30, 1998, respectively. At June 30, 1999, approximately $78 million of net deferred losses on closed derivative contracts used for purposes other-than-trading were recorded on the "Consolidated balance sheet." These amounts are primarily net deferred losses on closed hedge contracts, which are included in the amortized cost of the debt investment portfolio as of June 30, 1999. The amount of net deferred gains or losses on closed derivative contracts changes from period to period, primarily due to the amortization of such amounts to Net interest revenue. These changes are also influenced by the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred losses (gains) on closed derivative contracts as of June 30, 1999 of $78 million, are expected to amortize into Net interest revenue as follows: $15 million - remainder of 1999; $22 million in 2000; $24 million in 2001; $23 million in 2002; $21 million in 2003; $10 million in 2004; and approximately ($37) million thereafter.

6.   TRADING REVENUE

Trading revenue is predominantly generated by our market making activities included in our Global Finance sector as well as activities in our Proprietary Investments sector. The following table presents trading revenue by principal product grouping for the three and six months ended June 30, 1999 and 1998. Prior period amounts have been restated to reflect the product groupings as described below.

                                                                          Second quarter            Six months
                                                                        ------------------    ----------------------
In millions                                                                1999    1998           1999       1998
--------------------------------------------------------------------------------------------------------------------
Fixed income                                                               $469    $519         $1,030     $1,243
Equities                                                                    324     112            484        209
Foreign exchange                                                             10     246            423        321
--------------------------------------------------------------------------------------------------------------------
Total trading revenue                                                       803     877          1,937      1,773
Trading-related net interest revenue                                        263      74            478        183
--------------------------------------------------------------------------------------------------------------------
Combined total                                                            1,066     951          2,415      1,956
--------------------------------------------------------------------------------------------------------------------

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

The following table presents the gross unrealized gains and losses and a comparison of the cost, along with the fair and carrying value of our available-for-sale debt investment securities at June 30, 1999. The gross unrealized gains or losses on each debt investment security include the effects of any related hedge. See note 10, "Derivatives," for additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities.

                                                                                       Gross             Gross           Fair and
                                                                                  unrealized        unrealized           carrying
In millions: June 30, 1999                                           Cost              gains            losses              value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                                     $   572               $ 76              $  1            $   647
U.S. government agency, principally mortgage-backed                23,668                 34               337             23,365
U.S. state and political subdivision                                1,539                137                47              1,629
U.S. corporate and bank debt                                          192                  1                 -                193
Foreign government(a)                                                 338                  -                10                328
Foreign corporate and bank debt                                       455                  2                25                432
Other                                                                 107                  1                 -                108
------------------------------------------------------------------------------------------------------------------------------------
Total debt investment securities                                   26,871                251               420             26,702
------------------------------------------------------------------------------------------------------------------------------------

(a) Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development.

The table below presents net debt investment securities losses during the three and six months ended June 30, 1999 and 1998. These amounts are recorded in Investment securities revenue.

                                                                                     Second quarter               Six months
                                                                              --------------------------   -------------------------
In millions                                                                     1999            1998          1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Gross realized gains from sales of securities                                   $  73         $ 11            $ 107         $ 58
Gross realized losses from sales of securities                                   (115)         (52)            (175)         (84)
Write-downs for other-than-temporary impairments in value                           -           (2)               -           (2)
Net gains on maturities, calls, and mandatory redemptions                           1            -                1            -
------------------------------------------------------------------------------------------------------------------------------------
Net debt investment securities losses                                             (41)         (43)             (67)         (28)
------------------------------------------------------------------------------------------------------------------------------------

EQUITY INVESTMENT SECURITIES
Equity investment securities include both marketable and nonmarketable securities.

Marketable available-for-sale equity investment securities
Marketable equity investment securities, which are classified as available-for-sale, are recorded at fair value. Unrealized gains and losses are reported as a net amount within the stockholders' equity account, Net unrealized gains on investment securities, net of taxes. Gross unrealized gains and losses, as well as a comparison of the cost, and fair and carrying value of marketable available-for-sale equity investment securities as of June 30, 1999 are shown in the following table.

In millions: June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Cost                                                                                                                         $498
------------------------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                                                                        144
Gross unrealized losses                                                                                                       (76)
------------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains(a)                                                                                                        68
------------------------------------------------------------------------------------------------------------------------------------
Fair and carrying value                                                                                                       566
------------------------------------------------------------------------------------------------------------------------------------

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

In millions: June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Carrying value                                                                                                               $698
Net unrealized gains on nonmarketable securities(a)                                                                           123
------------------------------------------------------------------------------------------------------------------------------------
Fair value                                                                                                                    821
------------------------------------------------------------------------------------------------------------------------------------

(a) Primarily relates to investments in the telecommunications and financial services industries.

Realized gains and write-downs
The following table presents gross realized gains and write-downs for other-than-temporary impairments in value related to our equity investments portfolio, excluding securities in SBICs, for the three and six months ended June 30, 1999 and 1998. These amounts are recorded in Investment securities revenue.

                                                                               Second quarter                      Six months
                                                                           -----------------------         -------------------------
In millions                                                                    1999          1998             1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Gross realized gains from marketable available-for-sale securities             $-            $117             $-             $142
Gross realized gains from nonmarketable and other equity securities             1               4              9               11
Write-downs for other-than-temporary impairments in value                       -             (20)           (38)             (34)
------------------------------------------------------------------------------------------------------------------------------------
Net equity investment securities realized gains/(losses)                        1             101            (29)             119
------------------------------------------------------------------------------------------------------------------------------------

8.   INVESTMENT IN AMERICAN CENTURY COMPANIES, INC.

In January 1998, we completed the purchase of a 45% economic interest in American Century Companies, Inc. (American Century) for $965 million. American Century is a no-load U.S. mutual fund company selling directly to individuals. The investment is accounted for under the equity method of accounting and recorded in Other assets. The excess of our investment over our share of equity (i.e., goodwill) in American Century was approximately $795 million at the time of purchase. This amount is being amortized on a straight-line basis over a period of 25 years. At June 30, 1999 and 1998, goodwill totaled $743 million and $777 million, respectively. Amortization of goodwill was approximately $8 million for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, amortization of goodwill was approximately $16 million in each period. Our share of equity income in American Century and the amortization of goodwill related to this investment is recorded in Other revenue. The results of this investment are included in the Asset Management and Servicing segment.

9.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the fair and carrying value of trading account assets and trading account liabilities at June 30, 1999. It also includes the average balances for the three and six months ended June 30, 1999.

                                                                   Carrying                        Average
                                                                      value                        balance
                                                       ------------------------ -----------------------------------------------
                                                                   June 30,           Second quarter             Six months
In millions:                                                           1999                     1999                   1999
-------------------------------------------------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
 U.S. Treasury                                                    $  13,138                $   9,381             $   10,205
 U.S. government agency                                              16,581                   14,003                 12,736
 Foreign government                                                  19,318                   20,054                 20,235
 Corporate debt and equity                                           18,489                   18,600                 19,313
 Other securities                                                     6,548                    7,754                  6,428
 Interest rate and currency swaps                                    15,190                   16,437                 16,555
 Credit derivatives                                                     842                    2,052                  2,381
 Foreign exchange contracts                                           2,254                    2,852                  3,397
 Interest rate futures and forwards                                     109                       34                     62
 Commodity and equity contracts                                       4,702                    3,997                  3,510
 Purchased option contracts                                          17,294                   22,265                 20,203
-------------------------------------------------------------------------------------------------------------------------------
 Total trading account assets                                       114,465                  117,429                115,025
-------------------------------------------------------------------------------------------------------------------------------
 TRADING ACCOUNT LIABILITIES
 U.S. Treasury                                                        7,064                    6,098                  6,342
 Foreign government                                                  13,488                   12,716                 11,967
 Corporate debt and equity                                            9,950                   10,487                  9,421
 Other securities                                                     2,298                    3,214                  3,284
 Interest rate and currency swaps                                    10,998                   12,274                 14,499
 Credit derivatives                                                     759                    1,405                  1,470
 Foreign exchange contracts                                           2,242                    3,256                  4,185
 Interest rate futures and forwards                                     890                      827                  1,036
 Commodity and equity contracts                                       3,990                    2,872                  2,729
 Written option contracts                                            18,450                   21,560                 19,033
-------------------------------------------------------------------------------------------------------------------------------
 Total trading account liabilities                                   70,129                   74,709                 73,966
-------------------------------------------------------------------------------------------------------------------------------

Included in trading account assets are gross derivative receivables of $534 million at June 30, 1999 that relate to disputed swap contracts with South Korean counterparties. An adjustment has been made by management to record these receivables at their estimated fair value.

Trade date receivables/payables
Amounts receivable and payable for securities that have not reached their contractual settlement dates are recorded net in the "Consolidated balance sheet." Amounts receivable for securities sold of $33.4 billion were netted against amounts payable for securities purchased of $33.0 billion. This produced a net trade date receivable of $0.4 billion, recorded in Accrued interest and accounts receivable, at June 30, 1999.

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

-    credit derivatives

- interest rate futures, forward rate agreements, and interest rate option contracts

-    foreign exchange spot, forward, futures, and option contracts

-    equity swap, futures and option contracts

-    commodity swap, forward and option contracts

In our investing activities we use derivative instruments including:

-    interest rate and currency swap contracts

-    credit derivatives

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

Credit derivatives include credit default swaps and related swap and option contracts. Credit default swaps are contractual agreements that provide insurance against a credit event of one or more referenced credits. The nature of the credit event is established by the protection buyer and seller at the inception of the transaction, and includes events such as bankruptcy, insolvency and failure to meet payment obligations when due. The protection buyer pays a periodic fee in return for a contingent payment by the protection seller following a credit event. The contingent payment is typically the loss
- the difference between the notional and the recovery amount - incurred by the creditor of the reference credit as a result of the event.

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

The following table presents notional amounts for trading and other-than-trading derivatives, based on management's intent and ongoing usage. A summary of the on-balance-sheet credit exposure, which is represented by the net positive fair value associated with trading derivatives and recorded in Trading account assets, is also included in the following table. Our on-balance-sheet credit exposure takes into consideration $88.8 billion of master netting agreements in effect at June 30, 1999.

                                                                                       On-balance-sheet
In billions: June 30, 1999                                         Notional amounts    credit exposure
-------------------------------------------------------------------------------------------------------
Interest rate and currency swaps
  Trading                                                                $  3,653.9
  Other-than-trading(a)(b)                                                     72.2
-------------------------------------------------------------------------------------------------------
  Total interest rate and currency swaps                                    3,726.1         $  15.2
-------------------------------------------------------------------------------------------------------
Credit derivatives
   Trading                                                                    104.6
   Other-than-trading (a)                                                      18.4
-------------------------------------------------------------------------------------------------------
   Total credit derivatives                                                   123.0             0.8
-------------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and futures contracts
  Trading                                                                     462.1
  Other-than-trading(a)(b)                                                     20.6
--------------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward, and futures contracts                 482.7             2.3
--------------------------------------------------------------------------------------------------------
Interest rate futures, forward rate agreements, and debt
securities forwards
  Trading                                                                   1,207.6
  Other-than-trading                                                           41.9
--------------------------------------------------------------------------------------------------------
  Total interest rate futures, forward rate agreements,
     and debt securities forwards                                           1,249.5             0.1
--------------------------------------------------------------------------------------------------------
Commodity and equity swaps, forward, and futures contracts,                    74.7             4.7
all trading
--------------------------------------------------------------------------------------------------------
Purchased options(c)
  Trading                                                                   1,293.1
  Other-than-trading(a)                                                         8.1
--------------------------------------------------------------------------------------------------------
  Total purchased options                                                   1,301.2            17.3
--------------------------------------------------------------------------------------------------------
Written options, all trading(d)                                             1,607.5
--------------------------------------------------------------------------------------------------------
Total on-balance-sheet credit exposure                                                         40.4
--------------------------------------------------------------------------------------------------------

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

(b) The notional amounts of derivative contracts used for purposes other-than-trading, conducted in the foreign exchange markets, primarily forward contracts, amounted to $26.3 billion at June 30, 1999, and were primarily denominated in the following currencies: Japanese yen $4.5 billion, Canadian dollar $2.7 billion, Euro $2.6 billion, Swiss franc $2.6 billion, Australian dollar $1.1 billion, and British pound $1.1 billion.

(c) At June 30, 1999, purchased options used for trading purposes included $964.4 billion of interest rate options, $196.0 billion of foreign exchange options, and $132.7 billion of commodity and equity options. Options used for purposes other-than-trading are primarily interest rate options. Purchased options executed on an exchange amounted to $235.7 billion and those negotiated over-the-counter amounted to $1,065.5 billion at June 30,1999.

(d) At June 30, 1999, written options included $1,262.0 billion of interest rate options, $212.6 billion of foreign exchange options, and $132.9 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $303.6 billion and those negotiated over-the-counter amounted to $1,303.9 billion at June 30, 1999.

As part of our other-than-trading activities, we use derivatives to hedge our exposure to interest rate and currency fluctuations, primarily on or related to debt investment securities. We also use them to modify the characteristics of interest rate-related balance sheet instruments such as loans, short-term borrowings, and long-term debt.

Net unrealized gains associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $0.5 billion at June 30, 1999. Gross unrealized gains and gross unrealized losses associated with open derivative contracts at June 30, 1999, are as follows:

                                                              Gross         Gross                Net
                                                         unrealized    unrealized         unrealized
In millions: June 30, 1999                                    gains      (losses)      Gains (losses)
-----------------------------------------------------------------------------------------------------
Long-term debt                                               $  655         ($ 426)         $  229
Debt investment securities                                      141             (8)            133
Deposits                                                        155            (16)            139
Other financial instruments                                     152           (116)             36
------------------------------------------------------------------------------------------------------
Total                                                         1,103           (566)            537
------------------------------------------------------------------------------------------------------

11. LOANS

Included in Loans are loans held for sale of approximately $1.4 billion at June 30, 1999. These loans are recorded on the balance sheet at lower of cost or fair value and are primarily to borrowers in the U.S. in various industries.

12. OTHER CREDIT-RELATED PRODUCTS

Lending commitments include commitments to extend credit, standby letters of credit, guarantees, and indemnifications related to securities lending activities. The contractual amounts of these instruments represent the amount at risk should the contract be fully drawn upon, the client default, and the value of the collateral become worthless.

The following table summarizes the contractual amount of lending commitments.

                                                   June       March     December    September       June     March    December
In billions                                        1999        1999         1998         1998       1998      1998        1997
-------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit(a)                   $66.3       $71.4        $73.0        $75.3      $74.4     $80.5       $76.4
Standby letters of credit and guarantees           10.7        12.8         15.9         16.5       16.1      15.6        15.8
Securities lending indemnifications(b)              8.6         7.6          4.1          8.9        9.2       7.5         5.3
-------------------------------------------------------------------------------------------------------------------------------

(a) Previously included in this disclosure were commitments to enter into future resale agreements. These commitments are currently disclosed in note 21, "Commitments and contingent liabilities."

(b) At June 30, 1999, J.P. Morgan held cash and other collateral in full support of securities lending indemnifications.

Included in Fees and Commissions are credit-related fees of $38 million and $47 million for the three months ended June 30, 1999 and 1998, respectively. Credit-related fees were $78 million and $87 million for the six months ended June 30, 1999 and 1998, respectively. They are primarily earned from commitments to extend credit, standby letters of credit and guarantees, and securities lending indemnifications. Also included in Fees and Commissions are amounts paid to credit derivative providers of $8 million and $6 million for the three months ended June 30, 1999 and 1998, respectively. Amounts paid to credit derivative providers were $23 million and $15 million for the six months ended June 30, 1999 and 1998, respectively.

13. IMPAIRED LOANS

Total impaired loans, organized by the location of the counterparty - net of charge-offs - at June 30, 1999 and 1998 are presented in the following table.

------------------------------------------------------------------------------------------------------
In millions: June 30                                                         1999               1998(a)
------------------------------------------------------------------------------------------------------
COUNTERPARTIES IN THE U.S.
Commercial and industrial                                                     $22                $ 8
Other                                                                          17                 18
------------------------------------------------------------------------------------------------------
                                                                               39                 26
------------------------------------------------------------------------------------------------------
COUNTERPARTIES OUTSIDE THE U.S.
Commercial and industrial                                                      16                 16
Banks                                                                           -                  -
Other                                                                          12                 13
------------------------------------------------------------------------------------------------------
                                                                               28                 29
------------------------------------------------------------------------------------------------------
TOTAL IMPAIRED LOANS                                                           67                 55
------------------------------------------------------------------------------------------------------
Allowance for impaired loans                                                   14                 19
------------------------------------------------------------------------------------------------------

(a) Certain reclassifications were made to conform with the categorization used in Bank regulatory filings.

Impaired loans for which no SFAS No. 114 reserve was deemed necessary were $37 million and $25 million as of June 30, 1999 and 1998, respectively.

The following table presents an analysis of the changes in impaired loans.

------------------------------------------------------------------------------------------------------------------------------
                                                                       Second          Second             Six             Six
                                                                      quarter         quarter          months          months
In millions                                                              1999            1998            1999            1998
------------------------------------------------------------------------------------------------------------------------------
IMPAIRED LOANS, BEGINNING PERIOD                                         $101             $82            $122            $113
------------------------------------------------------------------------------------------------------------------------------
Additions to impaired loans                                                17              61              30             126
Less:
     Repayments of principal, net of
          additional advances                                             (41)            (24)            (42)            (25)
     Impaired loans returning to
          accrual status                                                    -               -              (2)            (39)
     Charge-offs(a):
          Commercial and industrial                                        (7)            (11)            (10)            (34)
          Banks                                                            (1)            (32)             (1)            (61)
          Other, primarily other financial institutions                     -             (17)            (25)            (18)
     Interest and other credits                                            (2)             (4)             (5)             (7)
------------------------------------------------------------------------------------------------------------------------------
IMPAIRED LOANS, JUNE 30                                                    67              55              67              55
------------------------------------------------------------------------------------------------------------------------------

(a) Charge-offs include losses on loan sales of $5 million and $52 million for the three months ended June 30, 1999 and 1998, respectively. Charge-offs include losses on loan sales, primarily banks and other financial institutions of $30 million and $78 million for the six months ended June 30, 1999 and 1998, respectively.

For the three months ended June 30, 1999 and 1998, the average recorded investments in impaired loans was $73 million and $69 million, respectively. For the six months ended June 30, 1999 and 1998, the average recorded investments in impaired loans was $93 million and $89 million, respectively.

An analysis of the effect of impaired loans - net of charge-offs - on interest revenue for the three and six months ended June 30, 1999 and 1998 is presented in the following table.

---------------------------------------------------------------------------------------------------------------
                                                                   Second       Second         Six         Six
                                                                  quarter      quarter      months      months
In millions                                                          1999         1998        1999        1998
---------------------------------------------------------------------------------------------------------------
Interest revenue that would have been recorded if accruing             $2           $2           $4         $4
Net interest revenue recorded related to the current period             -            -            -          4
---------------------------------------------------------------------------------------------------------------
Negative impact of impaired loans on interest revenue                   2            2            4          -
---------------------------------------------------------------------------------------------------------------

14. ALLOWANCES FOR CREDIT LOSSES

The following table summarizes the activity of our allowance for loan losses.

---------------------------------------------------------------------------------------------------------------------------------
                                                                      Second            Second              Six              Six
                                                                     quarter           quarter           months           months
In millions                                                             1999              1998             1999             1998
---------------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                                      $ 447              $452             $470             $546
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Reversal of provision for loan losses in the U.S.                        (65)                -              (65)               -
Reversal of provision for loan losses outside the U.S.                   (40)                -              (40)               -
---------------------------------------------------------------------------------------------------------------------------------
                                                                        (105)                -             (105)               -
---------------------------------------------------------------------------------------------------------------------------------
Reclassifications in the U.S.                                              -                 -                -                6
Reclassifications outside the U.S.                                         -                 -                -              (56)
---------------------------------------------------------------------------------------------------------------------------------
                                                                           -                 -                -
                                                                                                                             (50)(a)
---------------------------------------------------------------------------------------------------------------------------------
Recoveries:
    Counterparties in the U.S.                                             -                 -                1                4
    Counterparties outside the U.S.                                        1                 -                5                5
---------------------------------------------------------------------------------------------------------------------------------
                                                                           1                 -                6                9
---------------------------------------------------------------------------------------------------------------------------------
Charge-offs:
    Counterparties in the U.S., primarily other financial institutions    (7)                -              (35)              (2)
     Counterparties outside the U.S.:
          Commercial and industrial                                        -               (11)               -              (32)
          Banks                                                           (1)              (32)              (1)             (61)
          Other                                                            -               (17)               -              (18)
---------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                           (7)              (60)             (30)            (104)
---------------------------------------------------------------------------------------------------------------------------------
ENDING BALANCE, JUNE 30                                                  335               392              335              392
---------------------------------------------------------------------------------------------------------------------------------

(a) Prior to July 1, 1998, changes, excluding charge-offs and recoveries, across balance sheet reserve or allowance captions-which included an adjustment for trading derivatives needed to determine fair value, an allowance for loan losses, and an allowance for credit losses on lending commitments which include commitments to extend credit, standby letters of credit, and guarantees - were shown as reclassifications. Reclassifications had no impact on net income and, accordingly, were not shown on the income statement. Subsequent to July 1, 1998, reclassifications across balance sheet captions for allowances are reflected as provisions and reversals of provisions in the "Consolidated statement of income." If reclassifications prior to July 1, 1998 were included in the "Consolidated statement of income," the captions on the income statement for the first six months of 1998 would change with no impact on net income as follows:
Provision for loan losses would be a negative (income) $50 million and Trading revenue would decrease by $50 million.

The following table displays our allowance for loan losses by component as of June 30.

In millions: June 30                                                                                         1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Specific counterparty components in the U.S.                                                                 $  6             $ 25
Specific counterparty components outside the U.S.                                                               8               12
------------------------------------------------------------------------------------------------------------------------------------
Total specific counterparty                                                                                    14               37
------------------------------------------------------------------------------------------------------------------------------------
Specific country                                                                                               32               83
Expected loss(b)                                                                                              289              272
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                         335              392
------------------------------------------------------------------------------------------------------------------------------------

The following table summarizes the activity of our allowance for credit losses on lending commitments.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Second            Second              Six              Six
                                                                       quarter           quarter           months           months
In millions                                                               1999              1998             1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                                         $125              $185             $125             $185
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses in the U.S.                                     51                 -               51                -
Reversal of provision for credit losses outside the U.S.                   (16)                -              (16)               -
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            35                 -               35                -
-----------------------------------------------------------------------------------------------------------------------------------
ENDING BALANCE, JUNE 30                                                    160               185              160              185
-----------------------------------------------------------------------------------------------------------------------------------

The following table displays our allowance for credit losses on lending commitments by component as of June 30.

In millions: June 30                                                     1999                    1998
------------------------------------------------------------------------------------------------------
Specific counterparty components in the U.S.                             $ 17                    $  -
Specific counterparty components outside the U.S.                           3                       2
------------------------------------------------------------------------------------------------------
Total specific counterparty                                                20                       2
------------------------------------------------------------------------------------------------------
Specific country                                                            3                      13
Expected loss(b)                                                          137                     170
------------------------------------------------------------------------------------------------------
Total                                                                     160                     185
------------------------------------------------------------------------------------------------------

(b) The general component of our allowances for credit losses is used to estimate the impact of separately identified limitations in our expected loss model. Since all factors used to derive the general component relates to the expected loss component, the general component, starting June 30, 1999, is included as part of the expected loss component for disclosure purposes. Prior period amounts have been reclassified.

15.   INVESTMENT BANKING REVENUE

                                                           Second quarter           Six months
                                                      ----------------------------------------------
In millions                                              1999        1998        1999         1998
----------------------------------------------------------------------------------------------------
Advisory and syndication fees                             $258        $198        $479        $389
Underwriting revenue                                       199         164         368         319
----------------------------------------------------------------------------------------------------
Total                                                      457         362         847         708
----------------------------------------------------------------------------------------------------

16.  OTHER REVENUE AND OTHER EXPENSES

Other revenue
In the 1999 second quarter, Other revenue of negative (loss) $21 million includes $37 million of gains on hedges of the firm's anticipated foreign currency revenues and expenses and a $35 million provision for credit losses related to the allowance for credit losses on lending commitments.

For the six months ended June 30, 1999, Other revenue of $138 million includes $130 million of gains on hedges of the firm's anticipated foreign currency revenues and expenses and a second quarter $35 million provision for credit losses as discussed above.

For the three and six months ended June 30, 1998, Other revenue of $133 million and $108 million, respectively, includes a $131 million net gain on the sale of the firm's global trust and agency services business. See note 4, "Business changes and developments."

Other expenses
The following table presents the major components of Other expenses.

                                                                                    Second quarter                   Six months
                                                                                 ---------------------------------------------------
 In millions                                                                      1999           1998           1999           1998
 -----------------------------------------------------------------------------------------------------------------------------------
 Professional services                                                            $ 23           $ 31           $ 51           $ 59
 Marketing and business development                                                 48             43             85             89
 Other                                                                              65            109            142            212
 -----------------------------------------------------------------------------------------------------------------------------------
 Total other expenses                                                              136            183            278            360
 -----------------------------------------------------------------------------------------------------------------------------------

17.   INCOME TAXES

The effective tax rate for the three and six months ended June 30, 1999 and 1998 was 35%. The income tax benefit related to net realized losses and write-downs for other-than-temporary impairments in value on debt and equity investment securities, excluding securities in SBICs, was approximately $17 million and $39 million for the three and six months ended June 30, 1999, compared to an income tax expense of $19 million and $31 million for the three and six months ended June 30, 1998. The applicable tax rate used to compute the income tax benefit related to net losses on debt and equity investment securities was approximately 40% for the three and six months ended June 30, 1999. For the three and six months ended June 30, 1998, the applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities was approximately 33% and 34%, respectively.

18.  CAPITAL REQUIREMENTS

J.P. Morgan, our subsidiaries, and certain foreign branches of our bank subsidiary, Morgan Guaranty Trust Company of New York (Morgan Guaranty), are subject to regulatory capital requirements of U.S. and foreign regulators. Our primary federal banking regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board), establishes minimum capital requirements for J.P. Morgan, the consolidated bank holding company, and some of our subsidiaries, including Morgan Guaranty. These requirements ensure that banks and bank holding companies meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles. Failure to meet these requirements can result in actions by regulators that could have a direct material impact on our financial statements. The capital of J.P. Morgan and our principal subsidiaries, Morgan Guaranty and J.P. Morgan Securities Inc. (JPMSI), exceeded the minimum requirements set by each regulator at June 30, 1999.

Capital ratios and amounts

The following table indicates the risk-based capital and leverage ratios and amounts as of June 30, 1999 for J.P. Morgan and Morgan Guaranty under the Federal Reserve Board's market risk capital guidelines. These guidelines incorporate a measure of market risk for trading positions. Under the market risk capital guidelines, the published capital ratios of J.P. Morgan are calculated including the equity, assets, and off-balance-sheet exposures of JPMSI. In accordance with Federal Reserve Board guidelines, the risk-based capital and leverage amounts and ratios exclude the effect of SFAS No. 115.

Dollars in millions                                     Amounts     Ratios(b)
-------------------------------------------------------------------------------
Tier 1 capital(a)
   J.P. Morgan                                            $11,972       8.4%
   Morgan Guaranty                                         10,772       8.7
-------------------------------------------------------------------------------
Total risk-based capital(a)
   J.P. Morgan                                            $17,786      12.5%
   Morgan Guaranty                                         14,439      11.6
-------------------------------------------------------------------------------
Leverage
   J.P. Morgan                                                         4.5%
   Morgan Guaranty                                                     6.2
-------------------------------------------------------------------------------

(a) For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum tier 1 capital of $5.7 billion and $5.0 billion, respectively. For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum total risk-based capital of $11.4 billion and $9.9 billion, respectively.

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

At June 30, 1999, the ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards required for a well capitalized bank holding company and bank, respectively. Management is aware of no conditions or events that have occurred since June 30, 1999, that would change J.P. Morgan's and Morgan Guaranty's well capitalized status.

Risk-adjusted assets

Risk-adjusted assets represent the total of all on- and off-balance-sheet exposures for risk-based factors as prescribed by the Federal Reserve Board. J.P. Morgan's risk-adjusted assets as of June 30, 1999 were $142.5 billion, compared with $143.1 billion at March 31, 1999. At December 31, 1998, risk adjusted assets were $140.2 billion.

19. STOCK OPTIONS AND OTHER AWARD PLANS

J.P. Morgan's stock option and stock award plans provide for the grant of stock-related awards to key employees.

To satisfy awards granted under stock option and stock award plans, we may make common stock available from authorized but unissued shares. We also may purchase shares in the open market at various times during the year. Shares available for future grants under stock incentive plans totaled 9,493,000 as of July 31, 1999. A portion of these shares may be made available from treasury shares. Shares authorized for future grants under the Stock Bonus Plan are 6.5% of outstanding shares. All shares authorized under the Stock Bonus Plan are required to be settled in treasury shares.

In July 1999 we granted stock option awards totaling 6,088,000 with an average exercise price of $135.72.

20.   EARNINGS PER SHARE

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

The computation of basic and diluted EPS for the three and six months ended June 30, 1999 and 1998 is presented in the following table.

                                                               Second quarter                           Six months
                                                 ---------------------------------------    -----------------------------------
Dollars in millions, except share data                      1999                1998                1999               1998
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                  $504                $481              $1,104               $718
Preferred stock dividends and other                           (9)                 (9)                (18)               (18)
-------------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings
     per share - income available to
     Common stockholders                                    $495                $472              $1,086               $700
-------------------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share -
     weighted-average shares                         182,962,751         183,469,787         182,851,824        183,138,853
Effect of dilutive securities:
     Options(a)                                        5,766,219           7,260,936           5,215,023          6,974,253
     Other stock awards(b)                             7,810,372           9,264,175           8,394,193          9,449,139
     4.75% convertible debentures                              -              69,309                   -             70,565
-------------------------------------------------------------------------------------------------------------------------------
                                                      13,576,591          16,594,420          13,609,216         16,493,957
-------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
     weighted-average number of common
     shares and dilutive potential common shares     196,539,342         200,064,207         196,461,040        199,632,810
-------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                   $2.71               $2.57               $5.94              $3.82
Diluted earnings per share                                  2.52                2.36                5.53               3.51
-------------------------------------------------------------------------------------------------------------------------------

Earnings per share amounts are based on actual numbers before rounding.

(a) The dilutive effect of stock options was computed using the treasury stock method. This method computes the number of incremental shares by assuming the issuance of outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price of our common stock for the period. The related tax benefits are also considered.
(b) Weighted-average incremental shares for other stock awards include restricted stock and stock bonus awards. The related tax benefits are also considered.

21.   COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets on our "Consolidated balance sheet" of approximately $102.5 billion at June 30, 1999, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

At June 30, 1999 we had commitments to enter into future resale and repurchase agreements totaling $7.9 billion and $6.0 billion, respectively.

22.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we estimate the fair value of all on- and off-balance-sheet financial instruments. At June 30, 1999, the SFAS No. 107 aggregate net fair value for all financial instruments exceeded associated net carrying values on our "Consolidated balance sheet" by $0.5 billion. At December 31, 1998, the aggregate net fair value for all financial instruments approximated the associated net carrying values on our "Consolidated balance sheet". The increase from December 31, 1998 primarily related to long-term debt.

The SFAS No. 107 fair value of a financial instrument is the current amount that would be exchanged between willing parties (other than in a forced sale or liquidation), and is best evidenced by a quoted market price, if one exists. Where quoted market prices are not available for financial instruments, fair values are estimated using internal valuation techniques including pricing models and discounted cash flows that may not be indicative of net realizable value. Beginning June 30, 1999, we refined the valuation technique used to estimate the fair value of our traditional credit products, which includes loans, commitments to extend credit, standby letters of credit, and guarantees, to better reflect how we currently manage these exposures. The revised technique utilizes a discounted cash flows approach which uses rates based on credit spreads in various markets including credit derivatives, asset swaps and bonds. Previously, we estimated the fair value of these products based on secondary loan spreads. The impact of this change in estimate at June 30, 1999 was a reduction in the excess of the aggregate net fair value over the carrying value on our "Consolidated balance sheet" by approximately $0.2 billion.

23.   SEGMENTS

We present our results based on the segments or activities as reviewed separately by the chief operating decision maker, our Chairman and Chief Executive Officer, as well as other members of senior management. Each segment is organized based on similar products and services we provide globally to our clients or activities we undertake solely for our own account.

J.P. Morgan's segments or activities are: Investment Banking, Equities, Interest Rate and Foreign Exchange Markets, Credit Markets, Credit Portfolio, Asset Management and Servicing (See note 4, "Business changes and developments"), Equity Investments, and Proprietary Investing and Trading. In addition to the activities of our proprietary positioning group, the Proprietary Investing and Trading segment is comprised of a separately managed credit investment securities portfolio and our investment in Long-Term Capital Management, L.P. For purposes of presentation, we have grouped these segments into the sectors Global Finance, Asset Management and Servicing, and Proprietary Investments.

During the second quarter of 1999, Credit Portfolio's results have been restated to reflect the segment's responsibility for managing the firm's allowance for credit losses as follows: provisions for credit losses, previously included in Corporate Items, are included in the segment, and the intercompany credit loss charge previously paid to Corporate Items in lieu of recording provisions, has been eliminated. Prior period amounts have been restated.

The assessment of segment performance by senior management includes a review of pretax income for each of the segments. Our management reporting system and policies were used to determine revenues and expenses attributable to each segment. Earnings on stockholders' equity were allocated based on management's estimate of the economic capital of each segment; economic capital levels are derived principally from an estimate of risk inherent in each segment. Overhead was applied based on management's estimate of overhead usage by each segment. Transactions between segments are recorded within segment results as if conducted with a third party and eliminated in consolidation. The accounting policies of our segments are, in all material respects, consistent with those described in note 1, "Summary of Significant Accounting Policies," of our 1998 Annual report except for management reporting policies related to the tax-equivalent adjustment.

The following table presents segment pretax income for the three and six months ended June 30, 1999 and 1998.

SUMMARY OF SECTOR RESULTS

--------------------------------------------------------------------------------------------------------------------------


                                                       Interest Rate
                         Investment                              and          Credit             Credit             GLOBAL
    In millions             Banking        Equities       FX Markets         Markets          Portfolio            FINANCE
--------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1999

Total Revenues                 $320            $427             $555            $361(a)            $152             $1,815
Total Expenses                  228             236              321             210                 41              1,036
--------------------------------------------------------------------------------------------------------------------------
Pretax Income                    92             191              234             151                111                779
--------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1998

Total Revenues                  247             244              622             238                167(b)           1,518
Total Expenses                  175             225              339             204                 38                981
--------------------------------------------------------------------------------------------------------------------------
Pretax Income                    72              19              283              34                129                537
--------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1999

Total Revenues                  578             715            1,217           1,057(a)             306              3,873
Total Expenses                  438             466              680             469                 86              2,139
--------------------------------------------------------------------------------------------------------------------------
Pretax Income                   140             249              537             588                220              1,734
--------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1998

Total Revenues                  498             379            1,235             602(a)             289(b)           3,003
Total Expenses                  360             416              691             460                 67              1,994
--------------------------------------------------------------------------------------------------------------------------
Pretax Income                   138             (37)             544             142                222              1,009
--------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                             ASSET
                           MANAGE-                       Proprietary
                          MENT AND         Equity          Investing         PROPRIETARY     Corporate           CONSOL-
    In millions          SERVICING    Investments        and Trading         INVESTMENTS         Items(e)         IDATED
------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1999

Total Revenues              $410             $13              $44(c)(d)             $57            ($91)          $2,191
Total Expenses               279              13               42                    55              47            1,417
------------------------------------------------------------------------------------------------------------------------
Pretax Income                131              --                2                     2            (138)             774
------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1998

Total Revenues               393             102              103(c)(d)             205              37            2,153
Total Expenses               311              15               39                    54              70            1,416
------------------------------------------------------------------------------------------------------------------------
Pretax Income                 82              87               64                   151             (33)             737
------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1999

Total Revenues               781              (9)             163(c)(d)             154            (126)           4,682
Total Expenses               559              27               75                   102             184            2,984
------------------------------------------------------------------------------------------------------------------------
Pretax Income                222             (36)              88                    52            (310)           1,698
------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1998

Total Revenues               755             128              367(c)(d)             495            (103)           4,150
Total Expenses               607              24               79                   103             344            3,048
------------------------------------------------------------------------------------------------------------------------
Pretax Income                148             104              288                   392            (447)           1,102
------------------------------------------------------------------------------------------------------------------------

(a) Revenues related to the structuring of tax-advantaged loans and structured credit products for Credit Portfolio were $22 million for the three months ended June 30, 1999. For the six months ended June 30, 1999 and 1998 these revenues were $40 million and $8 million, respectively. These amounts are eliminated in consolidation.

(b) The adjustment to gross-up Credit Portfolio's revenue to a taxable basis was $7 million and $14 million for the three and six months ended June 30, 1998, respectively. These amounts are eliminated in consolidation.

(c) The adjustment to gross up the Proprietary Investing and Trading segment tax-exempt revenues to a taxable basis was $30 million and $29 million for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998 the adjustment was $68 million and $52 million, respectively. These amounts are eliminated in consolidation.

(d) Total return revenues, which combine reported revenues and the change in net unrealized appreciation, were $26 million and $79 million for the three months ended June 30, 1999 and 1998, respectively. Total return for the six months ended June 30, 1999 and 1998 was $109 million and $288 million, respectively.

(e) We classify the revenues and expenses of Corporate Items into three broad categories:

     - Recurring items not allocated to the segments - including recurring corporate items, unallocated net interest revenue, results of hedging anticipated net foreign currency revenues and expenses across all segments, corporate-owned life insurance, and equity earnings of certain affiliates. Recurring items included in revenues were ($30) million and ($58) million for the three months ended June 30, 1999 and 1998, respectively, and $11 million and ($172) million for the six months ended June 30, 1999 and 1998, respectively.

     - Nonrecurring items not allocated to the segments - includes gains on sales of businesses, revenues and expenses associated with businesses that have been sold or discontinued, special charges, and other one-time corporate items. Nonrecurring revenues were $12 million and $161 million for the three months ended June 30, 1999 and 1998, respectively. Nonrecurring revenues were $6 million and $159 million for the six months ended June 30, 1999 and 1998, respectively, and included a second quarter pretax gain of $131 million related to the sale of the firm's global trust and agency services business. Nonrecurring expenses in the first quarter of 1998 include a charge of $215 million in connection with restructuring initiatives.

     - Consolidation and management reporting offsets - comprises offsets to certain amounts recorded in the segments, including the allocation of earnings on equity out of corporate items and into the segments, adjustments to bring segments to a tax-equivalent basis, and other management accounting adjustments. Consolidation and management reporting offset revenues were ($73) million and ($66) million for the three months ended June 30, 1999 and 1998, respectively, and ($143) million and ($90) million for the six months ended June 30, 1999 and 1998, respectively.

The following table presents segment assets at period end, as well as average period assets, for the six months ended June 30, 1999, for the three months ended March 31, 1999, and for the year ended December 31, 1998.

-------------------------------------------------------------------------------------------------------------------
                                                                                          ASSET
                                    Interest                                             MANAGE-
                                      Rate                                                MENT
                                       and         Credit      Credit        GLOBAL        AND        Equity
Assets(a), in billions  Equities    FX Markets     Markets    Portfolio      FINANCE    SERVICING   Investments
-------------------------------------------------------------------------------------------------------------------
1999
At June 30               $34          $126           $26           $16         $202           $17            $1
Average                   35           123            28            17          203            13             1

1999
At March 31               38           119            27            16          200            13             1
Average                   34           122            29            17          202            13             1

1998
At December 31            28           123            22            17          190             8             1
Average                   31           137            31            21          220            10             1
-------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------

                                        PROPRIET-
                          Proprietary      ARY
Assets(a),                Investing      INVEST-  CORPORATE
Assets(a), in billions    and Trading     MENTS     ITEMS       TOTAL
---------------------------------------------------------------------
1999
At June 30                      $47         $48         $2       $269
Average                          47          48          4        268

1999
At March 31                      48          49          7        269
Average                          49          50          5        270

1998
At December 31                   57          58          5        261
Average                          51          52          1        283
---------------------------------------------------------------------

(a) The unrealized gains and losses related to derivatives contracts are reflected in the total assets of each respective business; however, the credit risks related to these exposures are managed centrally by Credit Portfolio.

24. International operations

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

The results for the three and six months ended June 30, 1999 and 1998 were distributed among domestic and international operations, as presented in the following table.

----------------------------------------------------------------------------------------------------------------
                                                                                                  Income
                                                                 Total          Total   Pretax      tax      Net
In millions                                                 revenues(a,g)    expenses   income   expense  income
----------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1999
Europe(b)                                                         $  745      $  421   $  324   $  131   $  193
Asia Pacific                                                         188         144       44       18       26
Latin America(c)                                                     153          58       95       37       58
---------------------------------------------------------------------------------------------------------------
Total international operations                                     1,086         623      463      186      277
Domestic operations(d)                                             1,105         794      311       84      227
---------------------------------------------------------------------------------------------------------------
Total                                                              2,191       1,417      774      270      504
---------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1998
Europe(b)                                                            744(e)      476      268      107      161
Asia Pacific                                                         180         128       52       21       31
Latin America(c)                                                      98          48       50       20       30
---------------------------------------------------------------------------------------------------------------
Total international operations                                     1,022         652      370      148      222
Domestic operations(d)                                             1,131         764      367      108      259
---------------------------------------------------------------------------------------------------------------
Total                                                              2,153       1,416      737      256      481
===============================================================================================================

                                                                                                 Income
                                                                   Total       Total   Pretax      tax      Net
In millions                                                    revenues(a,g) expenses  income expenses   income
---------------------------------------------------------------------------------------------------------------
SIX MONTHS 1999
Europe(b)                                                         $1,515      $  880   $  635   $  255   $  380
Asia Pacific                                                         323         282       41       17       24
Latin America(c)                                                     649         117      532      212      320
---------------------------------------------------------------------------------------------------------------
Total international operations                                     2,487       1,279    1,208      484      724
Domestic operations(d)                                             2,195       1,705      490      110      380
---------------------------------------------------------------------------------------------------------------
Total                                                              4,682       2,984    1,698      594    1,104
---------------------------------------------------------------------------------------------------------------
SIX MONTHS 1998
Europe(b)                                                          1,391(e)    1,043(f)   348      139      209
Asia Pacific                                                         369         292(f)    77       31       46
Latin America(c)                                                     299         123      176       70      106
---------------------------------------------------------------------------------------------------------------
Total international operations                                     2,059       1,458      601      240      361
Domestic operations(d)                                             2,091       1,590(f)   501      144      357
---------------------------------------------------------------------------------------------------------------
Total                                                              4,150       3,048    1,102      384      718
---------------------------------------------------------------------------------------------------------------

(a) Includes net interest revenue and noninterest revenues.
(b) Includes the Middle East and Africa.
(c) Includes Mexico, Central America, and South America.
(d) Includes the United States, Canada, and the Caribbean. Results relate substantially to United States operations for both years.
(e) Includes 1998 second quarter net gain of $131 million related to the sale of our global trust and agency services business.
(f) Total expenses include a 1998 first quarter $215 million pretax charge related to the restructuring of business activities which was recorded as follows: $116 million in Europe, $15 million in Asia Pacific, and $84 million in Domestic operations
(g) For the three and six months ended June 30, 1999, revenues include a net $70 million negative provision for credit losses, which was recorded as follows:
    ($11) million in Europe, $38 million in Asia Pacific, $29 million in Latin America, and $14 million in Domestic operations.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan reported second quarter 1999 net income of $504 million, or $2.52 per share, compared with $481 million, or $2.36 per share, in the second quarter of 1998. Net income rose 25%, excluding last year's $79 million gain on the sale of our global trust and agency services business. Return on equity was 18% in the quarter.

Net income for the first half of 1999 was $1.104 billion compared with $718 million in the first six months of 1998. Earnings per share for the 1999 year-to-date were $5.53 versus $3.51 in the same period a year ago.

OTHER HIGHLIGHTS FOR THE SECOND QUARTER:
- Revenues excluding last year's gain rose 8% and included a 16% rise from client-focused activities

- Combined Investment Banking and Equities revenues grew 52% from the year-ago quarter

-    Asset management and private client revenues rose by 11% versus last year

- Core expenses before bonuses for the first half of the year were down by more than $200 million

- Economic capital required for our credit portfolio was down 44% from December 31, 1997, well ahead of schedule to achieve the 50% reduction targeted for the end of 2000


     SECOND QUARTER RESULTS AT A GLANCE

                                                                     Second quarter      First quarter
         ---------------------------------------------------------------------------------------------
         In millions of dollars, except per share data              1999         1998          1999
         ---------------------------------------------------------------------------------------------
         Revenues                                                 $2,191     $ 2,153(a)      $2,491
         Operating expenses                                       (1,417)     (1,416)        (1,567)
         Income taxes                                               (270)       (256)          (324)
         ---------------------------------------------------------------------------------------------
         Net income                                                  504         481            600
         Net income per share                                      $2.52       $2.36          $3.01
         Dividends declared per share                              $0.99       $0.95          $0.99
         ---------------------------------------------------------------------------------------------

         (a) Includes a gain of $131 million related to the sale of the firm's global trust and agency services business.


OTHER DEVELOPMENTS

Euroclear
We operate, under contract, the Euroclear system - the world's largest clearance and settlement system for internationally traded securities. In connection with our role as operator of Euroclear, we provide credit and deposit services to Euroclear participants. The results related to Euroclear are included in the Asset Management and Servicing segment and represent a significant component of the segment's pretax income. In response to the introduction of the euro and other developments in global markets, Euroclear and Morgan have proposed a clearance and settlement consolidation model to capture synergies across markets with the goal of developing for clients a more efficient international clearing system. As a result of this and other initiatives in Europe, our role as operator of the Euroclear system is likely to change, in which case the contribution of this segment would be impacted over time.

Securities portfolio accounting services
On April 22, 1999, J.P. Morgan announced that The Bank of New York has been appointed to provide securities portfolio accounting and related operational services for J.P. Morgan's asset management business. We do not anticipate any disruption to our operations, or any material impact to the firm's financial statements, as a result of this transaction.

SEGMENT ANALYSIS

For the purposes of reporting our results, we divide our business segments or activities into three sectors: Global Finance, Asset Management and Servicing, and Proprietary Investments. Reporting by sector helps simplify the presentation of complex, interrelated activities conducted in over thirty countries by approximately 15,000 people.

The first two sectors - Global Finance and Asset Management and Servicing - comprise the services we provide to clients. Proprietary Investments represent the activities we undertake exclusively for our own account. For a description of our business sectors and activities within each sector, refer to the J.P. Morgan & Co. Incorporated 1998 Annual report. Certain information and amounts have been restated to reflect management's current reporting structure - refer to note 23, "Segments," for more details. Presented below are the summary results for each sector for the three and six months ended June 30, 1999 and 1998.

SUMMARY OF SECTOR RESULTS


-------------------------------------------------------------------------------------------------------------------------------



                                                                                            Interest Rate
                                                                Investment                            and          Credit
In millions                                                        Banking      Equities       FX Markets         Markets
-------------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1999

Total Revenues                                                       $320           $427            $555            $361
Total Expenses                                                        228            236             321             210
---------------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                          92            191             234             151
---------------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1998

Total Revenues                                                        247            244             622             238
Total Expenses                                                        175            225             339             204
---------------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                          72             19             283              34
---------------------------------------------------------------------------------------------------------------------------------
INCREASE/(DECREASE), SECOND QUARTER 1999 VS  SECOND QUARTER 1998

Total Revenues                                                         73            183             (67)            123
Total Expenses                                                         53             11             (18)              6
---------------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                          20            172             (49)            117
---------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1999

Total Revenues                                                        578            715           1,217           1,057
Total Expenses                                                        438            466             680             469
---------------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                         140            249             537             588
---------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1998

Total Revenues                                                        498            379           1,235             602
Total Expenses                                                        360            416             691             460
---------------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                         138            (37)            544             142
---------------------------------------------------------------------------------------------------------------------------------
INCREASE/(DECREASE), SIX MONTHS 1999 VS. SIX MONTHS 1998

Total Revenues                                                         80            336             (18)            455
Total Expenses                                                         78             50             (11)              9
---------------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                           2            286              (7)            446
---------------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------


                                                                                                ASSET
                                                                                              MANAGE-
                                                                Credit          GLOBAL       MENT AND          Equity
In millions                                                  Portfolio         FINANCE      SERVICING     Investments
-----------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1999

Total Revenues                                                    $152(a)       $1,815           $410           $  13
Total Expenses                                                      41           1,036            279              13
----------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                      111             779            131              --
----------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1998

Total Revenues                                                     167           1,518            393             102
Total Expenses                                                      38             981            311              15
----------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                      129             537             82              87
----------------------------------------------------------------------------------------------------------------------------
INCREASE/(DECREASE), SECOND QUARTER 1999 VS  SECOND QUARTER 1998

Total Revenues                                                     (15)            297             17             (89)
Total Expenses                                                       3              55            (32)             (2)
----------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                      (18)            242             49             (87)
----------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1999

Total Revenues                                                     306(a)        3,873            781              (9)
Total Expenses                                                      86           2,139            559              27
----------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                      220           1,734            222             (36)
----------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1998

Total Revenues                                                     289           3,003            755             128
Total Expenses                                                      67           1,994            607              24
----------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                      222           1,009            148             104
----------------------------------------------------------------------------------------------------------------------------
INCREASE/(DECREASE), SIX MONTHS 1999 VS. SIX MONTHS 1998

Total Revenues                                                      17             870             26            (137)
Total Expenses                                                      19             145            (48)              3
----------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                       (2)            725             74            (140)
----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------



                                                                    Proprietary
                                                                      Investing     PROPRIETARY    Corporate       CONSOL-
In millions                                                         and Trading     INVESTMENTS        Items        IDATED
------------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1999

Total Revenues                                                          $44             $57            ($91)         $2,191
Total Expenses                                                           42              55              47           1,417
---------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                             2               2            (138)            774
---------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1998

Total Revenues                                                          103             205              37 (b)       2,153
Total Expenses                                                           39              54              70           1,416
---------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                            64             151             (33)            737
---------------------------------------------------------------------------------------------------------------------------
INCREASE/(DECREASE), SECOND QUARTER 1999 VS  SECOND QUARTER 1998

Total Revenues                                                          (59)           (148)           (128)             38
Total Expenses                                                            3               1             (23)              1
---------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                           (62)           (149)           (105)             37
---------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1999

Total Revenues                                                          163             154            (126)          4,682
Total Expenses                                                           75             102             184           2,984
---------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                            88              52            (310)          1,698
---------------------------------------------------------------------------------------------------------------------------
SIX MONTHS 1998

Total Revenues                                                          367             495            (103)(b)       4,150
Total Expenses                                                           79             103             344 (c)       3,048
---------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                           288             392            (447)          1,102
---------------------------------------------------------------------------------------------------------------------------
INCREASE/(DECREASE), SIX MONTHS 1999 VS. SIX MONTHS 1998

Total Revenues                                                         (204)           (341)            (23)            532
Total Expenses                                                           (4)             (1)           (160)            (64)
---------------------------------------------------------------------------------------------------------------------------
Pretax Income                                                          (200)           (340)            137             596
---------------------------------------------------------------------------------------------------------------------------

(a) Includes a second quarter 1999 net reversal of provision for credit losses ($70) million.

(b) Includes a second quarter 1998 pretax gain of $131 million related to the sale of the firm's global trust and agency services business.

(c) Includes a first quarter 1998 pretax charge of $215 million related to restructuring of business activities.

SECTOR RESULTS

Revenues were $2.191 billion in the second quarter of 1999, up 8% from the same 1998 period excluding last year's gain. Revenues from client-focused activities, reported in the Global Finance and Asset Management and Servicing sectors, totaled $2.225 billion in the second quarter of 1999, up 16% from $1.911 billion a year ago. Revenues from Proprietary Investments were $57 million versus $205 million a year ago.

GLOBAL FINANCE revenues of $1.815 billion in the quarter increased 20% over last year.

- Investment Banking revenues were $320 million, up 30%, reflecting strong demand for advisory and capital markets services. Growth was broad-based, driven by strength in advisory services and origination revenues from acquisition financing, high yield origination, and risk management products. For the first half of 1999, Thomson Financial Securities Data Company Inc. ranked J.P. Morgan sixth in completed merger and acquisitions worldwide, with a market share of 15.2%.

- Equities revenues of $427 million rose 75% from a year ago, led by very strong equity derivatives results and complemented by increases in underwriting and secondary trading revenues. Morgan ranked eighth in U.S. equity lead underwriting for the first half of 1999; market share was 4.4%. Equity commission revenues increased more than 15% in both the United States and Europe, as we continued to gain market share in both regions.

- Interest Rate and Foreign Exchange Markets had revenues of $555 million versus $622 million a year ago. Interest rate markets revenues were higher, reflecting strength across all regions. These increases were offset by a decline in foreign exchange revenues, resulting from lower volatility in both G-7 and emerging markets currencies.

- Credit Markets revenues increased 52% to $361 million, as all Credit Markets activities experienced growth. Origination revenues were strong on increased volumes in both investment grade and high yield markets as well as in structured finance transactions. Stronger emerging markets revenues drove increased securities trading results over last year's quarter.

- Credit Portfolio revenues of $152 million declined 9%. This partially reflects lower net interest earnings and lower fees as we reduced the segment's loan exposures and commitments to lend. It also reflects slightly higher hedging costs and losses on loan sales associated with reducing exposures. The reduction in revenues was partly offset by a $70 million net reversal of the provisions for credit losses. The negative provision was taken in light of better credit market conditions, especially in emerging markets, and reduced credit risk exposures. We are ahead of schedule to meet our December 2000 target of a 50% capital reduction in Credit Portfolio; at June 30, 1999, economic capital in the segment was down 44% from December 31, 1997, driven by reduced exposures and, to a lesser extent, improved market spreads.

ASSET MANAGEMENT AND SERVICING revenues increased 4% to $410 million. Asset management and private client revenues were up 11%, driven by higher investment management fees. Euroclear revenues were lower. Assets under management rose 8% from a year ago to $326 billion.

PROPRIETARY INVESTMENTS revenues were $57 million, compared with $205 million a year ago.

- Proprietary Investing and Trading revenues were $44 million, down from $103 million. Total return - reported revenues and the change in net unrealized appreciation - was $26 million compared with $79 million. Lower results in Asia and the United States were partially offset by strong results in the European markets.

- Equity Investments revenues were $13 million versus $102 million a year ago, when we recognized net gains of $101 million related primarily to the sale of an investment in the insurance industry.

CORPORATE ITEMS had negative revenues of $91 million. This compares with revenues of $37 million last year, when we recognized the $131 million gain on the sale of the firm's global trust and agency services business.

FINANCIAL REVIEW

REVENUES
Revenues were $2.191 billion in the second quarter of 1999, compared with $2.153 billion in the year ago quarter. For the six months ended June 30, 1999, revenues were $4.682 billion versus $4.150 billion in the same period a year ago.

Net interest revenue, the aggregate of interest revenue and expense generated from the firm's client-focused and proprietary activities using a variety of asset, liability, and off-balance-sheet instruments, was $530 million in the second quarter of 1999 including a $105 million negative provision to reduce the allowance for loan losses. The negative provision was taken in light of better credit market conditions, especially in emerging markets, and reduced credit risk exposures. Excluding the negative provision, net interest revenue increased 47% to $425 million from the second quarter of 1998. This increase resulted primarily from higher net interest revenue from our market-making activities in interest rate and credit markets. Excluding the negative provision, net interest revenue for the first six months of 1999 increased 30% to $814 million, from the corresponding 1998 period.

Total trading revenue was $803 million in the second quarter of 1999, a decrease of 8% from $877 million. The decrease was driven by lower trading revenues in our Proprietary Investments segment, primarily reflecting lower results in Asia; these results were partially offset by higher revenue from activities in our Global Finance segment. Our Global Finance segment reflected strong results in equity derivatives and in our credit-related activities, particularly local market activities in Latin America. These results were partially offset by lower revenues in the interest rate and foreign exchange markets. Year-to-date trading revenues increased to $1.937 billion from $1.773 billion for the first six months of 1999.

Investment banking revenue grew 26% to $457 million in the second quarter of 1999 from $362 million in the second quarter of 1998 driven by continued demand for advisory and capital markets services. Underwriting revenue grew 21% to $199 million, and advisory and syndication fees rose 30% to $258 million. For the first half of 1999, Thomson Financial Securities Data Company Inc. ranked J.P. Morgan sixth in completed merger acquisitions worldwide, with a market share of 15.2%. Investment banking revenue for the first half of 1999 increased 20% to $847 million, over the same 1998 period.

Investment management revenue increased 15% to $260 million in the 1999 second quarter from a year ago. Assets under management were $326 billion at June 30, 1999, compared with $302 billion a year ago; the increase reflected net new business and market appreciation. For the first six months of 1999, investment management revenue was $506 million, an increase of 16% over the prior year period.

Fees and commissions were $191 million, down 3% from $197 million in the year-ago quarter. Higher equity brokerage and futures and options commissions were more than offset by lower fees from traditional credit products and increased costs to manage the firm's credit risk. For the year to date, fees and commissions were $405 million compared to $387 million in the same 1998 period.

Investment securities revenue was negative (loss) $29 million in the second quarter of 1999, primarily reflecting net losses of $46 million on the sale of debt investment securities. The 1998 second quarter investment securities revenue was $68 million and included net gains from positions associated with our equity investments portfolio of $101 million, which primarily related to the sale of an investment in the insurance industry. These gains were offset by net realized losses of $43 million on sales of debt investment securities. For the current six month period, investment securities revenue was negative (loss) $70 million versus revenue of $111 million for the first six months of 1998.

Other revenue was negative (loss) $21 million in the second quarter of 1999, compared with revenue of $133 million a year earlier. For the second quarter of 1999, other revenue includes $37 million of gains on hedges of anticipated foreign currency revenues and a $35 million provision related to the allowance for credit losses on lending commitments. For the three months ended June 30, 1998, other revenue of $133 million includes a $131 million net gain on the sale of the firm's global trust and agency services business. Other revenue for the first half of 1999 was $138 million, compared with $108 million for the first six months of 1998.

OPERATING EXPENSES
Operating expenses were $1.417 billion, level with the second quarter last year. Non-compensation operating expenses were 19% lower this quarter as we continued our focus on productivity. Compensation expenses rose as a result of increased bonus accruals. The firm's efficiency ratio was 65% in the second quarter, compared with 70% a year ago excluding the one-time gain.

Costs associated with preparation for the Year 2000 were $13 million for the second quarter, down from $55 million last year, which also included preparation for European Economic and Monetary Union. For the first half of 1999, costs of preparation for the Year 2000 and European Economic and Monetary Union were $38 million, down $72 million from last year. Second quarter 1999 software costs of $37 million were capitalized rather than recorded as expenses because of a change in accounting rules and are not included in the 1999 expenses. For the six months ended June 30, 1999, $66 million of software costs were capitalized.

Operating expenses for the first half of 1999 were $2.984 billion. Before bonus accruals and excluding the effect of software capitalization, this represents a reduction of more than $200 million compared with the first half of last year.

At June 30, 1999, staff totaled 14,902 employees, compared with 15,100 at March 31, 1999, 15,674 at December 31, 1998 and 16,045 employees at June 30, 1998.

Income-tax expense in the second quarter totaled $270 million, based on an effective tax rate of 35%, compared with $256 million in the year-earlier quarter. The increase in expense reflects higher pretax income.

ASSETS
Total assets were $269 billion at June 30, 1999, compared with $261 billion at December 31, 1998.

ASSET QUALITY

IMPAIRED LOANS
------------------------------------------------------------------------------------------------------------
                                                            June 30,           March 31,       December 31,
In millions:                                                    1999                1999            1998(a)
------------------------------------------------------------------------------------------------------------
Commercial and industrial                                        $38                $ 34               $ 25
Banks                                                              -                   -                  -
Other, primarily other financial institutions at
   March 31, 1999                                                 29                  67                 97
------------------------------------------------------------------------------------------------------------
Total impaired loans                                              67                 101                122
------------------------------------------------------------------------------------------------------------

(a) Certain reclassifications were made to conform with the categorization used in Bank regulatory filings.

Impaired loans were $67 million at June 30, 1999 versus $101 million at March 31, 1999. Newly classified "Commercial and industrial" impaired loans were partially offset by charge-offs of $8 million during the second quarter of 1999. The decrease in "Other" primarily relates to an exposure to one U.S. counterparty, which was sold during the quarter.

ALLOWANCES FOR CREDIT LOSSES
We maintain allowances for credit losses to absorb losses inherent in our traditional extensions of credit that we believe are probable and that can be reasonably estimated. These allowances include an allowance for loan losses and an allowance for credit losses on lending commitments, which include commitments to extend credit, standby letters of credit, and guarantees.

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

In March 1999, a Joint Working Group, comprised of banking and securities regulators, was formed to provide clarification to the banking industry regarding the appropriate accounting, disclosure, and documentation requirements for allowances for credit losses. We are in the process of reviewing our model for estimating credit losses and determining the appropriate level of our allowances, with the goal of refining it based on our review, which will incorporate any guidance issued by the Joint Working Group.

The following table summarizes the activity of our allowances for credit losses for the three and six months ended June 30, 1999 and 1998.

-----------------------------------------------------------------------------------------------------------------------
                                                          ALLOWANCE FOR               ALLOWANCE FOR CREDIT LOSSES ON
                                                           LOAN LOSSES                      LENDING COMMITMENTS
-----------------------------------------------------------------------------------------------------------------------

                                                           Second         Second               Second           Second
                                                          quarter        quarter              quarter          quarter
In millions                                                  1999           1998                 1999             1998
-----------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE, APRIL 1                                   $447          $452                  $125             $185
-----------------------------------------------------------------------------------------------------------------------
(Reversal of provision)/provision for credit
   losses                                                    (105)            -                    35                -
-----------------------------------------------------------------------------------------------------------------------
Recoveries:                                                     1             -                     -                -
Charge-offs:
          Commercial and industrial                            (7)          (11)                    -                -
          Banks                                                (1)          (32)                    -                -
          Other, primarily financial institutions               -           (17)                    -                -
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                (7)          (60)                    -                -
-----------------------------------------------------------------------------------------------------------------------
ENDING BALANCE, JUNE 30                                       335           392                   160              185
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                          ALLOWANCE FOR               ALLOWANCE FOR CREDIT LOSSES ON
                                                           LOAN LOSSES                      LENDING COMMITMENTS
-----------------------------------------------------------------------------------------------------------------------

                                                           Six months     Six months           Six months    Six months
In millions                                                      1999           1998                 1999          1998
-----------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE, JANUARY 1                                    $470          $546                 $ 125          $185
-----------------------------------------------------------------------------------------------------------------------
Reclassifications in the U.S.(a)                                (105)          (50)                   35             -
-----------------------------------------------------------------------------------------------------------------------
Recoveries:                                                        6             9                     -             -
Charge-offs:
          Commercial and industrial                              (10)          (34)                    -             -
          Banks                                                   (1)          (61)                    -             -
          Other, primarily financial institutions                (25)          (18)                    -             -
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                  (30)         (104)                    -             -
----------------------------------------------------------------------------------------------------------------------
ENDING BALANCE, JUNE 30                                          335           392                   160           185
----------------------------------------------------------------------------------------------------------------------


(a) Prior to July 1, 1998, changes, excluding charge-offs and recoveries, across balance sheet reserve or allowance captions - which included an adjustment for trading derivatives needed to determine fair value, an allowance for loan losses, and an allowance for credit losses which include commitments to extend credit, standby letters of credit, and guarantees - were shown as reclassifications. Reclassifications had no impact on net income and, accordingly, were not shown on the income statement. Subsequent to July 1, 1998, reclassifications across balance sheet captions for allowances are reflected as provisions and reversals of provisions in the "Consolidated statement of income." If reclassifications prior to July 1, 1998 were included in the "Consolidated statement of income", the captions on the income statement for the six months ended June 30, 1998 would change with no impact on net income as follows: Provision for loan losses would be a negative (revenue) $50 million and Trading revenue would decrease by $50 million.


The following table displays our allowances for credit losses by component at June 30, 1999, March 31, 1999, and December 31, 1998.

-------------------------------------------------------------------------------------------------------------------------------
                                        ALLOWANCE FOR                                    ALLOWANCE FOR CREDIT LOSSES ON
                                         LOAN LOSSES                                          LENDING COMMITMENTS
-------------------------------------------------------------------------------------------------------------------------------
                            June 30,      March 31,       December 31,          June 30,         March 31,         December 31,
In millions:                    1999           1999               1998              1999              1999                 1998
-------------------------------------------------------------------------------------------------------------------------------
Specific counterparty           $ 14           $ 12               $ 34              $ 20              $  5                 $  3
Specific country                  32             49                 93                 3                 3                   30
Expected loss(b)                 289            386                343               137               117                   92
-------------------------------------------------------------------------------------------------------------------------------
Total                            335            447                470               160               125                  125
-------------------------------------------------------------------------------------------------------------------------------

(b) The general component of our allowances for credit losses is used to estimate the impact of separately identified limitations in our expected loss model. Since all factors used to derive the general component relates to the expected loss component, the general component is now included as part of the expected loss component for disclosure purposes. Prior period amounts have been reclassified.

During the second quarter, the firm recorded a net $70 million reversal of the allowances for credit losses. Overall, the net negative provision was taken in light of better credit market conditions, especially in emerging markets, and reduced credit risk exposures. The net provision included a negative provision (revenue) for loan losses of $105 million and a provision for credit losses on lending commitments of $35 million. The allowance for loan losses was $335 million at June 30, 1999, compared with $447 million at March 31, 1999. The allowance for credit losses on lending commitments was $160 million at June 30, 1999, compared to $125 million at March 31, 1999, respectively.

The specific counterparty component of the allowance for loan losses, which represents the SFAS No. 114 impairment reserve, was $14 million and $12 million at June 30, 1999 and March 31, 1999, respectively. The increase in the specific counterparty component from the prior quarter primarily reflects the addition of two counterparty allocations, partially offset by charge-offs of $8 million during the quarter. The specific counterparty component of the allowance for credit losses on lending commitments was $20 million at June 30, 1999, compared with $5 million at March 31, 1999. The increase reflects the addition of one North American counterparty.

The specific country component focuses on countries experiencing financial stress. The loss estimates for each country were determined by management by applying a percentage loss estimate on a "tiering of risk basis" (e.g. different loss estimates based on whether exposures are sovereigns versus corporates or cross-border versus local). To determine these estimates, management utilized historical loss experience and secondary market data, where applicable. The specific country component of the allowance for loan losses decreased to $32 million at June 30, 1999 from $49 million at March 31, 1999. Countries included in the specific country component of the allowance for loan losses at June 30, 1999 were Brazil and Indonesia- consistent with March 31, 1999. The decrease in the specific country component of the allowance for loan losses reflects improvement in Brazil's credit market conditions. The specific country allocation of the allowance for credit losses on lending commitments remained unchanged at $3 million as of June 30, 1999 and reflects an allocation for Indonesia.

The expected loss component, which includes the general component, is an estimate, based on statistical modeling, of the probable loss inherent in our existing performing portfolio of traditional credit products, net of recoveries. The general component of our allowances for credit losses is used to estimate the impact of separately identified limitations in our expected loss model. Since all factors used to derive the general component relate to the expected loss component, the general component is now included as part of the expected loss component for disclosure purposes. Prior period amounts have been reclassified to conform with this presentation. In determining the appropriate level of the general component, loss estimates related to our emerging market exposures, excluding Brazil and Indonesia which are covered by the specific country component, were adjusted to reflect the credit pricing inherent in bond spreads in emerging markets, as well as regional estimates of recovery. This adjustment was made to compensate for the fact that our expected loss model utilizes default and recovery statistics that are based on U.S. corporate experience, which do not match the risks associated with exposures in emerging markets. In addition, the general component is needed to adjust the results produced by our expected loss model to reflect facility draw-down percentages upon default that we believe are more reflective of historical and industry experience. The expected loss component of the allowance for loan losses decreased to $289 million at June 30, 1999 from $386 million at March 31, 1999. The decrease reflects improved credit market conditions, especially in emerging markets, and reduced credit risk exposures. It also includes an adjustment to our methodology which assigns more of the loss estimates associated with client facilities to the allowance for credit losses on lending commitments. The expected loss component of the allowance for credit losses on lending commitments was $137 million at June 30, 1999, compared with $117 million at March 31, 1999. The increase reflects the same dynamics as the allowance for loan losses, however, these dynamics were more than offset by the previously discussed adjustment to our methodology. As noted previously, we continue to refine our model for determining the appropriate level of our allowances.

EXPOSURES TO EMERGING COUNTRIES
The following tables present exposures to certain emerging markets based on management's view of total exposure as of June 30, 1999.

The management view takes into account the following cross-border and local exposures: the notional or contract value of loans, commitments to extend credit, securities purchased under agreements to resell, interest-earning deposits with banks; the fair values of trading account assets (cash securities and derivatives, excluding any collateral we hold to offset these exposures) and investment securities; and other monetary assets. It also considers the impact of credit derivatives, at their notional or contract value, where we have bought or sold credit protection outside of the respective country. Trading assets reflect the net of long and short positions of the same issuer. Management's view differs from bank regulatory rules, which are established by the Federal Financial Institutions Examination Council (FFIEC), because of its treatment of credit derivatives, trading account short positions, and the use of fair values versus cost of investment securities. In addition, management does not net local funding or liabilities against local exposures as allowed by the FFIEC.

By type of financial instrument
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Credit                  Total
In billions                                    Deriva-    Other out-      deriva-    Commit-      cross-         Local         Total
June 30, 1999                        Loans       tives     standings        tives      ments      Border      exposure      exposure
------------------------------------------------------------------------------------------------------------------------------------
China                                 $  -        $0.1         $  -       ($0.1)       $  -        $  -        $  -            $  -
Hong Kong                              0.5         0.1          0.2        (0.1)        0.1         0.8         0.3             1.1
Indonesia                              0.1           -            -           -         0.1         0.2           -             0.2
Malaysia                                 -           -          0.1           -           -         0.1           -             0.1
Philippines                              -           -          0.1           -           -         0.1           -             0.1
Singapore                                -         0.1          0.2        (0.2)          -         0.1         0.1             0.2
South Korea                            0.5         1.2          0.5        (0.5)          -         1.7         0.5             2.2
Taiwan                                   -           -            -           -         0.1         0.1           -             0.1
Thailand                                 -         0.1          0.1           -           -         0.2           -             0.2
Other                                    -           -          0.1           -           -         0.1         0.1             0.2
------------------------------------------------------------------------------------------------------------------------------------
Total Asia, excluding Japan(a)         1.1         1.6          1.3        (0.9)        0.3         3.4         1.0             4.4
------------------------------------------------------------------------------------------------------------------------------------

Argentina                              0.1         0.3          0.6        (0.5)          -         0.5         0.4             0.9
Brazil                                 0.3           -          0.3        (0.3)          -         0.3         1.5             1.8
Chile                                  0.5           -            -        (0.1)          -         0.4           -             0.4
Colombia                               0.2           -          0.3           -           -         0.5           -             0.5
Mexico                                 0.4         0.3          0.4        (0.4)          -         0.7         0.7             1.4
Other                                  0.4         0.1          0.2        (0.1)        0.1         0.7           -             0.7
------------------------------------------------------------------------------------------------------------------------------------
Total Latin America, excluding the     1.9         0.7          1.8        (1.4)        0.1         3.1         2.6             5.7
  Caribbean
------------------------------------------------------------------------------------------------------------------------------------

By type of counterparty
---------------------------------------------------------------------------------------
In billions                                            Govern-
June 30, 1999                                 Banks      ments        Other      Total
---------------------------------------------------------------------------------------
China                                          $  -       $  -         $  -       $  -
Hong Kong                                       0.1        0.2          0.8        1.1
Indonesia                                         -          -          0.2        0.2
Malaysia                                        0.1          -            -        0.1
Philippines                                     0.1          -            -        0.1
Singapore                                       0.1          -          0.1        0.2
South Korea                                     0.8        1.1          0.3        2.2
Taiwan                                          0.1          -            -        0.1
Thailand                                        0.2          -            -        0.2
Other                                             -        0.2            -        0.2
---------------------------------------------------------------------------------------
Total Asia, excluding Japan(a)                  1.5        1.5          1.4        4.4
---------------------------------------------------------------------------------------

Argentina                                         -        0.4          0.5        0.9
Brazil                                          0.6        0.7          0.5        1.8
Chile                                             -          -          0.4        0.4
Colombia                                          -        0.1          0.4        0.5
Mexico                                          0.1        0.4          0.9        1.4
Other                                           0.1        0.1          0.5        0.7
---------------------------------------------------------------------------------------
Total Latin America, excluding the              0.8        1.7          3.2        5.7
  Caribbean
---------------------------------------------------------------------------------------

(a) Total exposures to Japan, based upon management's view, were $4.5 billion and $4.4 billion at June 30, 1999 and March 31, 1999, respectively.

Total exposures to South Africa, based upon management's view, were $1.9 billion and $1.8 billion at June 30,1999 and March 31, 1999, respectively.

CAPITAL
STOCKHOLDERS' EQUITY

Total stockholders' equity was $11.8 billion at June 30, 1999. Stockholders' equity included approximately $52 million of net unrealized depreciation on debt investment securities and marketable equity investment securities, net the related deferred tax benefit of $49 million. This compares with $10 million of net unrealized appreciation at March 31, 1999, net of the related tax liability of $3 million. The net unrealized depreciation on debt investment securities was $169 million at June 30, 1999, compared with a net unrealized depreciation of $26 million at March 31, 1999. The decline in debt investment securities primarily related to decreases in the value of U.S. government and agency securities reflecting the negative effect of a rise in Treasury yields. The net unrealized appreciation on marketable equity investment securities was $68 million at June 30, 1999, and $39 million at March 31, 1999. Included in the table below are selected ratios based upon stockholders' equity.



                                              June 30,      March 31,   December 31,       June 30,
Dollars in billions, except share data            1999           1999           1998           1998
-----------------------------------------------------------------------------------------------------

Total stockholders' equity                     $  11.8        $  11.6        $  11.3       $   11.7

Annualized rate of return on average common
stockholders'equity (a)(b)                        18.0%          22.3%           3.1%          17.3%

As percent of period-end total assets:
  Common equity                                    4.1%           4.1%           4.0%           3.9%
  Total equity                                     4.4%           4.3%           4.3%           4.2%

Book value per common share (c)              $   57.60        $ 56.66       $  55.01       $   57.26

-----------------------------------------------------------------------------------------------------

(a) Represents the annualized rate of return on average common stockholders' equity for the three months ended June 30, 1999, March 31, 1999, December 31, 1998, and June 30, 1998. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 18.1%, 22.5%, 3.1%, and 18.0% for the three months ended June 30, 1999, March 31, 1999, December 31, 1998, and June 30, 1998, respectively.

(b) Excluding the 1998 second quarter after tax gain of $79 million ($131 million before tax) related to the sale of the firm's global trust and agency services business, the annualized rate of return on average common stockholders' equity was 14.4% (including the impact of SFAS No. 115) and 15.0 % (excluding the impact of SFAS No. 115) for the three months ended June 30, 1998.

(c) Excluding the impact of SFAS No. 115, the book value per common share would have been $57.87, $56.56, $54.24, and $55.31 at June 30, 1999, March 31, 1999,
December 31, 1998, and June 30, 1998, respectively.

The firm purchased approximately $337 million of its common stock or 2.5 million shares in the second quarter, for a total of $447 million or 3.4 million shares in the year to date. These purchases were part of the December 1998 authorization to repurchase $750 million of common stock subject to market conditions and other factors. These purchases may be made periodically in 1999 or beyond in the open market or through privately negotiated transactions.

REGULATORY CAPITAL REQUIREMENTS
At June 30, 1999, the capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a well capitalized bank holding company and bank, respectively, at June 30, 1999.

At June 30, 1999, under the Federal Reserve Board market risk capital guidelines for calculation of risk-based capital ratios, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.4% and 12.5%, respectively; the leverage ratio was 4.5%. At March 31, 1999, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.2% and 12.3%, respectively, and the leverage ratio was 4.4%. At December 31, 1998, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.0% and 11.7%, respectively, and the leverage ratio was 3.9%. Refer to note 18, "Capital Requirements," for further information.

Risk-adjusted assets represent the total of all on- and off-balance-sheet exposures adjusted for risk-based factors as prescribed by the Federal Reserve Board. J.P. Morgan's risk-adjusted assets as of June 30, 1999 were $142.5 billion, compared with $143.1 billion at March 31, 1999. At December 31, 1998, risk adjusted assets were $140.2 billion.

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

-    investor sentiment.

As a result of these variables, revenues and net income in any particular period may:

-    not be indicative of full-year results

-    vary from year to year

-    impact the firm's ability to achieve its strategic objectives

J.P. Morgan claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RISK MANAGEMENT

Risk is inherent in our business, and sound risk management is key to our success. We have developed and implemented comprehensive policies and procedures to identify, mitigate, and monitor risk across the firm. These practices rely on constant communication, judgment, and knowledge of products and markets by the professionals closest to them, combined with regular oversight by a central risk management group and senior management.

The major types of risk to which we are exposed are:

- Market risk: the possibility of loss due to changes in market prices and rates, the correlations among them, and their levels of volatility

- Credit risk: the possibility of loss due to changes in the quality of counterparties, the correlations among them, and the market prices for credit risk assets. We are subject to credit risk in our lending activities, sales and trading activities, and derivative activities and when we act as an intermediary on behalf of clients and other third parties.

- Liquidity risk: the risk of being unable to fund our portfolio of assets at reasonable rates and to appropriate maturities

- Operating risk: the potential for loss arising from breakdowns in policies and controls for ensuring the proper functioning of people, contracts, systems, and facilities

Our risk management processes are built on a foundation of early identification and measurement. They are regularly reviewed and modified as our business changes in response to market, credit, product, and other developments. We constantly seek to strengthen our risk management process. Further, we mitigate our exposure to losses from unexpected events by diversifying our activities across instruments, markets, clients and geographic regions. Please refer to our 1998 Annual report for a detailed discussion of how we manage risk.

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

Our primary tool for the systematic measuring and monitoring of market risk is the Daily Earnings at Risk (DEaR) calculation. DEaR is an estimate, at a 95% confidence level, of the worst expected loss in the value of our portfolios over a one-day time horizon. The DEaR measure makes assumptions about market behavior and takes into account numerous variables that may cause a change in the value of our portfolios, including interest rates, foreign exchange rates, equity and commodity prices and their volatilities, and correlations among these variables. Effective June 30, 1999, we enhanced our measurement of DEaR to incorporate credit risk related to counterparty exposure in our trading derivatives portfolio. We began to measure the credit risk embedded in derivative trading exposures based on market prices for credit risk. Previously, these exposures were measured using a combination of historical default experience derived from public credit ratings and other fair value adjustments. We continue to refine our risk measurement and reporting methodology. Prior period amounts have not been restated due to data limitations. As a result, DEaR for the twelve months ended June 30, 1999 has been presented in accordance with our previous risk measurement methodology. The level of market risk, which is measured on a diversified basis, will vary with market factors, the level of client activity, and price and market movements.

Quarterly trading and proprietary investing DEaR

Firm-wide market and credit risk DEaR for our trading activities approximated $45 million at June 30, 1999. This reflects, before diversification benefits, market risk DEaR of $27 million at June 30, 1999 ($34 million at March 31, 1999) as well as derivative credit risk DEaR of approximately $35 million at June 30, 1999.

DEaR for our proprietary investing activities, which consists largely of U.S. government agency securities, was $30 million at June 30, 1999, versus $24 million at March 31, 1999.

Twelve-month market risk profile

DEaR for trading activities
Average DEaR for our trading activities, excluding credit risk related to derivative counterparty exposure as previously discussed, was $36 million and ranged from $19 million to $55 million for the twelve months ended June 30, 1999. For the twelve months ended December 31, 1998, average DEaR for trading activities was $38 million and ranged from $27 million to $55 million. We evaluate the reasonableness of DEaR for our trading activities by comparing actual daily revenue to estimates predicted by our models. During the twelve months ended June 30, 1999, daily revenue fell short of the downside DEaR band (average daily revenue less the DEaR estimate) by more than the expected frequency or greater than 5% of the time. This primarily resulted from a combination of extreme market conditions experienced in the latter half of 1998 and higher average trading revenue in 1999.

Our primary market risk exposures in our trading activities:

The twelve month average and period-end DEaR for June 30, 1999 and December 31, 1998, segregated by type of market risk exposure associated with our trading activities, is presented in the table below.

----------------------------------------------------------------------------------------------------------------------
                                                      Twelve months ended                         Period-end
                                                           (Average)
                                        ---------------------------------------   ------------------------------------
                                                 June 30,       December 31,          June 30,           December 31,
In millions                                          1999               1998              1999                   1998
----------------------------------------------------------------------------------------------------------------------
Interest rate risk                                    $29                $30               $24                    $31
Foreign exchange rate risk                             14                 18                 6                     11
Equity price risk                                      10                 12                 2                     12
Commodity price risk                                    3                  3                 1                      3
Diversification effects                               (20)               (25)               (6)                   (22)
----------------------------------------------------------------------------------------------------------------------
Total                                                  36                 38                27                     35
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

DEaR for proprietary investing activities

Average DEaR for our proprietary investing activities for the twelve months ended June 30, 1999 was $40 million, and ranged from $8 million to $109 million. This compares with average DEaR of $33 million and a range from $8 million to $109 million for the twelve months ended December 31, 1998.

The primary sources of market risk associated with our proprietary investing activities are spread risk in our mortgage-backed securities portfolio and interest rate risk associated with fixed income securities. Spread risk is the possibility that changes in credit spreads will affect the value of our financial instruments.

In estimating risk for our investing activities, we have measured the risk in this portfolio using the same one-day horizon and 95% confidence interval used for trading, in order to facilitate aggregation with our trading risk activities. This approach to risk estimation does not, however, fit well with the longer horizon or with other risk features of these nontrading activities. For this reason, we also track risk in our investing portfolio using a one-week value-at-risk measure to evaluate our risk estimates relative to total return. For the twelve months ended June 30, 1999, weekly total return fell short of expected weekly results by amounts greater than related weekly risk estimates on more times than the expected frequency. This resulted primarily from the extreme market conditions experienced in the latter half of 1998.

Aggregate DEaR

Aggregate DEaR, excluding derivative credit risk DEaR, averaged $59 million for the twelve months ended June 30, 1999 and ranged from $26 million to $120 million. For the twelve months ended December 31, 1998, average aggregate DEaR was $55 million and ranged from $33 million to $120 million.

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

We divided our remediation plan into five phases:

- Awareness: To begin, we launched a firmwide awareness campaign, developed and implemented an organizational model, set up a management oversight committee, and established a risk model. Status: complete.

- Inventory/assessment: We conducted a firmwide inventory of information technology (IT) and non-IT (e.g., telecommunications, power, facilities applications, and products), documented business processes, and identified external interfaces and dependencies. In this phase we assessed the potential impact on these inventories, prioritized renovation activities, developed renovation plans, and determined the compliance status of third-party products and services. Status: complete.

- Renovation/replacement: We set about to identify "replace vs. renovate" opportunities, renovate applications and products, and document code and system changes. Status: complete.

- Testing: We established a consistent testing methodology, conducted unit and system tests, and received certification sign-off from senior business managers. Status: 99.9% complete (100% complete for high and medium criticality applications). A small fraction of our non-critical landlord owned facilities remain untested. We expect to complete testing during the third quarter.

- Implementation: This final phase entails implementing critical updated applications and products and conducting final compliance certification.
    Status: 99.7% complete (100% complete for high and medium criticality applications). A small percentage of network devices have not been implemented due to an external vendor dependency. We expect implementation to be completed during the third quarter.

The awareness and inventory/assessment phases were completed in 1997. The renovation/replacement and testing phases were substantially completed by December 31, 1998 and are now fully complete; 100% of internal high and medium criticality applications achieved certification, based on the firm's certification process. Among building systems, 99.9% of firm-owned and rented premises have been validated while 99.7% have been implemented. In addition, approximately 95% of our low criticality applications, which by definition are not crucial to our business processes, have also been completed. The remaining low criticality items are scheduled for implementation by September 30, 1999. As of June 30th, the technology portion of the program met with the Federal Financial Institutions Examination Council (FFIEC) mandate. We have also successfully participated in several industry tests including (i) the Securities Industry Association-sponsored Equities Beta Test (July 1998), Market Data Beta Test (February 1999) and Industry-wide Street Test (March-April 1999), (ii) the Futures Industry Association-sponsored Futures and Options Beta Test (September
1998), (iii) the New York Clearing House's Global Payments Systems Test (June
1999), (iv) various non-US industry tests in such countries as the United Kingdom, Germany, Japan, Singapore, Argentina, and (v) point to point testing with major financial clearing entities.

Based on currently available information, management does not believe that the year 2000 issue as it relates to our internal systems will have a material adverse impact on the firm's financial condition. However, the failure of external parties to resolve their own year 2000 issues could expose J.P. Morgan to potential losses, impairment of business processes and activities, and financial markets disruption. We are working with key external parties to stem the potential risks the year 2000 problem poses to us and the global financial community. On-going industry-wide street testing, which has been scheduled in different countries, is an important component of this work.

As such, the focus of the program has further increased toward assessment and mitigation of external risks. The overall goal of our Risk Mitigation Delivery Model is to identify year 2000 risks and institute plans to mitigate these risks. The following steps have been, or are being, taken:

- Identify and address the year 2000 program risks which would prevent the completion of work to achieve year 2000 compliance for all high critical/high risk functions - Status: complete;

- Deploy mitigation strategies prior to the millennium event in order to reduce the probability of business disruption at the millennium change -
     Status: ongoing;

- Develop business recovery plans for high likelihood and impact risk areas in the event of post-millennium failure - Status: complete;

- Develop an overall command center (crisis management) framework for successfully responding to potential business disruptions as they occur, caused either by internal or external failures - Status: framework agreed, initial documentation completed, detailed documentation (contact lists, staffing schedules, transition weekend head count, etc.) is currently under development with finalization expected during the third quarter of 1999;

- Establish risk committees within each line of business to monitor risk sources and oversee the implementation of the above mitigation - Status: complete.

To date, we have completed an initial assessment of readiness of the key clients who, in aggregate, represent the majority of our credit exposure. A process is in place to monitor readiness on an ongoing basis and take credit action where appropriate. We have also assessed the readiness of important non-client counterparties and individual countries, in the latter case in conjunction with the Global 2000 Coordinating Group, an industry group formed to facilitate the readiness of the global financial community for the year 2000 date change. These assessments are updated on an ongoing basis, in particular with respect to counterparties and countries who fall into the "high risk, high impact" category. We have developed scenario and contingency plans that identify and track the impact and likelihood of key events that could impact our ability to conduct business as usual. These plans identify trigger points to actions that will mitigate risk on a timely basis, prior to the millennium. During the first half of 1999, business recovery plans were developed to manage both internal and external failures that may take place over and after the millennium changeover, including February 29, 2000. Validation and "dress rehearsals" of the business recovery plans will continue throughout the year.

Additionally, general uncertainty about the outcome of the millennium change may cause market participants to temporarily reduce the level of their market activities. Consequently, there may be a downturn in client and general market activity for a period of time before and after January 1, 2000. If this occurs, our net revenues may be adversely affected depending on the length of the reduction in activity and how broadly it affects the markets.

Costs to prepare the firm for year 2000 are estimated at $300 million, including $256 million incurred through June 1999 ($225 million through December 31, 1998; $31 million in the six months ended June 30, 1999). Costs incurred relating to this project are funded through operating cash flow and expensed during the period in which they are incurred. The firm's expectations about future costs associated with the year 2000 are subject to uncertainties that could cause actual spending to differ materially from that anticipated.

The above section on the year 2000 initiative contains forward-looking statements including, without limitation, statements relating to the firm's plans, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Estimates are based on assumptions of future events, including the availability of resources, third-party renovation plans and other factors. There can be no guarantee, however, that our estimates will be achieved, or that there will not be a delay in achieving our plans. Specific factors that could cause actual results to differ materially from our estimates include, but are not limited to, the availability and cost of resources, the ability to locate and correct all relevant noncompliant systems, and timely responses to and renovations by third-parties, and similar uncertainties. Refer to page 36 for more information on forward-looking statements.

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                                                                  Three months ended
Interest and average rates                             -----------------------------------------------------------------------------
on a taxable-equivalent basis                                       June 30, 1999                           June 30, 1998
                                                       ---------------------------------------   -----------------------------------
                                                             Average                  Average      Average                  Average
                                                             balance       Interest      rate      balance     Interest        rate
                                                       -----------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.                        $  2,269       $   79       13.97%    $  2,218     $   65        11.75%
Debt investment securities in
  offices in the U.S.(a):
    U.S. Treasury                                                594           12        8.10          748         15         8.04
    U.S. state and political subdivision                       1,478           43       11.67        1,305         39        11.99
    Other                                                     24,394          334        5.49       19,661        259         5.28
Debt investment securities in offices
  outside the U.S.(a)                                          3,046           35        4.61        1,471         30         8.18
Trading account assets:
    In offices in the U.S.                                    31,760          502        6.34       28,834        428         5.95
    In offices outside the U.S.                               28,610          430        6.03       41,332        698         6.77
Securities purchased under agreements to resell:
    In offices in the U.S.                                    18,177          214        4.72       13,051        181         5.56
    In offices outside the U.S.                               13,993          141        4.04       22,961        274         4.79
Securities borrowed,
    mainly in offices in the U.S.                             39,680          470        4.75       40,916        514         5.04
Loans:
    In offices in the U.S.                                     6,633          110        6.65        6,869        115         6.72
    In offices outside the U.S.                               18,919          295        6.25       25,687        430         6.71
Other interest-earning assets(b):
    In offices in the U.S.                                     1,785           23           *        2,425         41            *
    In offices outside the U.S.                                  968           45           *          981         33            *
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                192,306        2,733        5.70      208,459      3,122         6.01
Cash and due from banks                                          947                                 1,402
Other noninterest-earning assets                              72,892                                72,003
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                 266,145                               281,864
------------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended June 1999 and 1998.

(a) For the three months ended June 30, 1999 and 1998, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                                                                 Three months ended
Interest and average rates                              ----------------------------------------------------------------------------
on a taxable-equivalent basis                                          June 30, 1999                   June 30, 1998
                                                        --------------------------------------   -----------------------------------
                                                             Average                  Average      Average                   Average
                                                             balance     Interest        rate      balance     Interest         rate
                                                        ----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                                  $  7,654       $   91      4.77%      $  7,251      $   99        5.48%
    In offices outside the U.S.                               45,806          468      4.10         50,753         604        4.77
Trading account liabilities:
    In offices in the U.S.                                     6,632          115      6.96          9,939         165        6.66
    In offices outside the U.S.                               14,588          179      4.92         15,804         212        5.38
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                                  63,196          725      4.60         70,305         937        5.35
Commercial paper, mainly in offices
    in the U.S.                                               10,759          133      4.96          8,930         126        5.66
Other interest-bearing liabilities:
    In offices in the U.S.                                     8,221          160      7.81         11,529         202        7.03
    In offices outside the U.S.                                4,079           46      4.52          4,869          80        6.59
Long-term debt,
    mainly in offices in the U.S.                             28,136          371      5.29         26,488         391        5.92
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                           189,071        2,288      4.85        205,868       2,816        5.49
Noninterest-bearing deposits:
    In offices in the U.S.                                       907                                   931
    In offices outside the U.S.                                  426                                   915
Other noninterest-bearing
    liabilities                                               64,042                                62,504
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                            254,446                               270,218
Stockholders' equity                                          11,699                                11,646
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
    equity                                                   266,145                               281,864
Net yield on interest-earning assets                                                   0.93                                   0.59
------------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                         445                                  306
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,                                                                   Six months ended
Interest and average rates                               ---------------------------------------------------------------------------
On a taxable-equivalent basis                                       June 30, 1999                           June 30, 1998
                                                         ---------------------------------------------------------------------------
                                                             Average                  Average     Average                    Average
                                                             balance     Interest        rate     balance    Interest           rate
                                                          ------------------------------------  ------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.                        $  2,601       $  160       12.40%   $  2,131     $  129          12.21%
Debt investment securities in
  offices in the U.S.(a):
    U.S. Treasury                                                606           25        8.32         778         30           7.78
    U.S. state and political subdivision                       1,565           90       11.60       1,260         74          11.84
    Other                                                     26,712          721        5.44      19,643        556           5.71
Debt investment securities in offices
  outside the U.S.(a)                                          2,777           66        4.79       1,930         73           7.63
Trading account assets:
    In offices in the U.S.                                    30,738          895        5.87      29,641        945           6.43
    In offices outside the U.S.                               28,630          899        6.33      39,928      1,366           6.90
Securities purchased under agreements
  to resell and federal funds sold,
    In offices in the U.S.                                    20,086          479        4.81      14,924        391           5.28
    In offices outside the U.S.                               13,619          302        4.47      23,071        569           4.97
Securities borrowed,
    mainly in offices in the U.S.                             38,321          918        4.83      40,562      1,010           5.02
Loans:
    In offices in the U.S.                                     6,202          214        6.96       6,695        233           7.02
    In offices outside the U.S.                               20,325          622        6.17      25,853        860           6.71
Other interest-earning assets(b):
    In offices in the U.S.                                     1,608           43           *       1,736         75              *
    In offices outside the U.S.                                  971           77           *         935         88              *
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                194,761        5,511        5.71     209,087      6,399           6.17
Cash and due from banks                                        1,548                                1,288
Other noninterest-earning assets                              71,833                               70,392
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                 268,142                              280,767
------------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the six months ended June 1999 and 1998.

(a) For the six months ended June 30, 1999 and 1998, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                                             Six months ended
on a taxable-equivalent basis                           ----------------------------------------------------------------------------
                                                                   June 30, 1999                        June 30, 1998
                                                        ----------------------------------------------------------------------------
                                                             Average                  Average       Average                  Average
                                                             balance     Interest        rate       balance     Interest        rate
                                                        --------------------------------------   -----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                                  $  8,332       $  201       4.86%      $  8,790      $  239       5.48%
    In offices outside the U.S.                               46,706          974       4.21         50,997       1,254       4.96
Trading account liabilities:
    In offices in the U.S.                                     6,641          228       6.92         10,363         394       7.67
    In offices outside the U.S.                               13,719          340       5.00         15,296         438       5.77
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                                  62,189        1,468       4.76         68,877       1,869       5.47
Commercial paper, mainly in offices
    in the U.S.                                               10,213          254       5.02          8,927         250       5.65
Other interest-bearing liabilities:
    In offices in the U.S.                                     9,562          345       7.28         13,950         421       6.09
    In offices outside the U.S.                                4,037           95       4.75          3,625         132       7.34
Long-term debt,
    mainly in offices in the U.S.                             28,341          751       5.34         25,042         745       6.00
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                           189,740        4,656       4.95        205,867       5,742       5.62
Noninterest-bearing deposits:
    In offices in the U.S.                                       894                                    963
    In offices outside the U.S.                                  617                                    892
Other noninterest-bearing
    liabilities                                               65,316                                 61,477
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                            256,567                                269,199
Stockholders' equity                                          11,575                                 11,568
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
    equity                                                   268,142                                280,767
Net yield on interest-earning assets                                                    0.89                                  0.63
-----------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                         855                                   657
-----------------------------------------------------------------------------------------------------------------------------------

CROSS-BORDER AND LOCAL OUTSTANDINGS UNDER THE REGULATORY BASIS
For financial reporting purposes only, the following table presents our cross-border and local outstandings under the regulatory basis established by the Federal Financial Institutions Examination Council (FFIEC). Bank regulatory rules differ from management's view in the treatment of credit derivatives, trading account short positions, and the use of fair value versus cost of investment securities. In addition, management does not net local funding or liabilities against any local exposures as allowed by the FFIEC. Refer to page 34 for more information on exposures based on the management view.

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

The following table shows each country where cross-border and local outstandings exceed 0.75% of total assets, as of June 30, 1999.




                                                                                            Total out-
                                                                                             standings
                                                  Net local       Total    % of                    and
In millions                   Govern-                  out-        out-   Total   Commit-      commit-
June 30, 1999        Banks      ments   Other(a)  standings   standings  assets     ments        ments
-------------------------------------------------------------------------------------------------------

Germany            $13,960     $2,998     $1,539         $-     $18,497    6.87%     $991      $19,488
United Kingdom       7,473         45      3,385          -      10,903    4.05     1,511       12,414
Netherlands          5,956      1,099      2,793          -       9,848    3.66       316       10,164
Italy                3,783      4,330        907          -       9,020    3.35        56        9,076
France               4,160      1,852      2,449          -       8,461    3.14       804        9,265
Spain                3,317      1,614      1,686        153       6,770    2.51       629        7,399
Switzerland          2,341        441        762          -       3,544    1.32       572        4,116
Luxembourg             271         29      3,162          -       3,462    1.29        63        3,525
Cayman Islands          10          -      3,155          -       3,165    1.17       320        3,485
Japan (b)            1,182        278      1,629          -       3,089    1.15     1,215        4,304
Brazil (b)             183        969        405        630       2,187    0.81        20        2,207
Canada                 771        707        629          -       2,107    0.78     1,633        3,740
Belgium                622      1,064        376          -       2,062    0.77     7,156        9,218
-------------------------------------------------------------------------------------------------------

(a) Includes nonbank financial institutions and commercial and industrial entities.
(b) See page 34 for exposures to these countries under the management view.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           12. Statement re computation of ratios (incorporated by reference to exhibit 12 to J.P. Morgan's report on Form 8-K, dated July 19, 1999)

           27.   Financial data schedule

     (b)   Reports on Form 8-K

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999:

           April 14, 1999 (Items 5 and 7)
           Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month period ended March 31, 1999.

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


                                          J.P. MORGAN & CO. INCORPORATED
                                          ------------------------------
                                                    (Registrant)


                                         /s/ DAVID H. SIDWELL
                                         -------------------------------
                                         NAME:  DAVID H. SIDWELL
                                         TITLE: MANAGING DIRECTOR AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)


DATE: August 16, 1999