Form 10-Q
period 1999-09-30
MORGAN J P & CO INC
filed 1999-11-15
CIK 68100

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

                For the quarterly period ended September 30, 1999

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

Number of shares outstanding of each of the registrant's classes of common stock at October 31, 1999:

Common Stock, $2.50 Par Value                             173,144,984 Shares


================================================================================

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following financial statement information as of and for the three and nine months ended September 30, 1999, is set forth within this document on the pages indicated:

                                                                      Page(s)
     Three month Consolidated statement of income
     J.P. Morgan & Co. Incorporated................................          3

     Nine month Consolidated statement of income
     J.P. Morgan & Co. Incorporated................................          4

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated................................          5


     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated................................          6


     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated................................          7


     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York.....................          8


     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated................................       9-27

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Financial highlights..........................................         28

     Segment analysis..............................................      29-31

     Financial review..............................................      31-38

     Risk management...............................................      39-43

Consolidated average balances and net interest earnings............      44-47

Cross-border and local outstandings under the regulatory basis.....         48

PART II -- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...........................         49

SIGNATURES.........................................................         50

PART I
ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
In millions, except share data

                                                                         Three months ended
                                                ----------------------------------------------------------------------
                                                September 30   September 30    Increase/      June 30       Increase/
                                                    1999           1998        (Decrease)       1999        (Decrease)
                                                ----------------------------------------------------------------------
NET INTEREST REVENUE
Interest revenue                                  $ 2,783        $ 3,249       $  (466)       $ 2,713        $    70
Interest expense                                    2,394          2,917          (523)         2,288            106
----------------------------------------------------------------------------------------------------------------------
Net interest revenue                                  389            332            57            425            (36)
Provision for loan losses                            --               25           (25)          --             --
Reversal of provision for loan losses                 (45)          --             (45)          (105)            60
----------------------------------------------------------------------------------------------------------------------

Net interest revenue after provision /
    (reversal of provision) for loan losses           434            307           127            530            (96)

NONINTEREST REVENUES
Trading revenue                                       424             69           355            803           (379)
Investment banking revenue                            398            312            86            457            (59)
Investment management revenue                         270            224            46            260             10
Fees and commissions                                  206            182            24            191             15
Investment securities revenue/(loss)                  271            136           135            (29)           300
Other (loss)/revenue (a)                              (18)            71           (89)           (21)             3
----------------------------------------------------------------------------------------------------------------------
Total noninterest revenues                          1,551            994           557          1,661           (110)

Total revenues, net                                 1,985          1,301           684          2,191           (206)

OPERATING EXPENSES
Employee compensation and benefits                    889            567           322            970            (81)
Net occupancy                                          82             84            (2)            80              2
Technology and communications                         229            293           (64)           231             (2)
Other expenses                                        141            155           (14)           136              5
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                            1,341          1,099           242          1,417            (76)

Income before income taxes                            644            202           442            774           (130)
Income taxes                                          202             46           156            270            (68)
----------------------------------------------------------------------------------------------------------------------
Net income                                            442            156           286            504            (62)

PER COMMON SHARE
Net income
     Basic                                        $  2.39        $  0.81       $  1.58        $  2.71        ($ 0.32)
     Diluted                                         2.22           0.75          1.47           2.52          (0.30)
Dividends declared                                   0.99           0.95          0.04           0.99           --
----------------------------------------------------------------------------------------------------------------------

(a) Other(loss)/revenue includes a $15 million reversal of provision for credit losses for the three months ended September 30, 1999 and a $35 million provision for credit losses for the three months ended June 30, 1999, related to lending commitments.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated

-------------------------------------------------------------------------------------------------
In millions, except share data                                   Nine months ended
                                                  -----------------------------------------------
                                                  September 30      September 30        Increase/
                                                      1999              1998           (Decrease)
                                                  -----------------------------------------------
NET INTEREST REVENUE
Interest revenue                                     $ 8,253           $ 9,617          $(1,364)
Interest expense                                       7,050             8,659           (1,609)
-------------------------------------------------------------------------------------------------
Net interest revenue                                   1,203               958              245
Provision for loan losses                               --                  25              (25)
Reversal of provision for loan losses                   (150)             --               (150)
-------------------------------------------------------------------------------------------------

Net interest revenue after provision /
    (reversal of provision) for loan losses            1,353               933              420


NONINTEREST REVENUES
Trading revenue                                        2,361             1,842              519
Investment banking revenue                             1,245             1,020              225
Investment management revenue                            776               661              115
Fees and commissions                                     611               569               42
Investment securities revenue                            201               247              (46)
Other revenue, including a $20 million net
   provision for credit losses in 1999                   120               179              (59)
-------------------------------------------------------------------------------------------------
Total noninterest revenues                             5,314             4,518              796

Total revenues, net                                    6,667             5,451            1,216

OPERATING EXPENSES
Employee compensation and benefits                     2,955             2,432              523
Net occupancy                                            244               313              (69)
Technology and communications                            707               887             (180)
Other expenses                                           419               515              (96)
-------------------------------------------------------------------------------------------------
Total operating expenses                               4,325             4,147              178

Income before income taxes                             2,342             1,304            1,038
Income taxes                                             796               430              366
-------------------------------------------------------------------------------------------------
Net income                                             1,546               874              672

PER COMMON SHARE
Net income
     Basic                                           $  8.33           $  4.65          $  3.68
     Diluted                                            7.76              4.28             3.48
Dividends declared                                      2.97              2.85             0.12
-------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated

---------------------------------------------------------------------------------------------------------------------------------
                                                                                          September 30    June 30     December 31
In millions, except share data                                                                1999          1999         1998
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                   $     1,609   $     2,094   $     1,203
Interest-earning deposits with banks                                                            2,145         2,058         2,371
Debt investment securities available-for-sale carried at fair value                            24,115        26,702        36,232
Equity investment securities                                                                    1,528         1,264         1,169
Trading account assets (including derivative receivables of $43,010 at September 1999,
  $40,391 at June 1999 and $48,124 at December 1998)                                          106,510       114,465       113,896
Securities purchased under agreements to resell ($34,705 at September 1999, $32,739 at
  June 1999 and $31,056 at December 1998) and federal funds sold                               36,755        33,531        31,731
Securities borrowed                                                                            35,518        39,977        30,790
Loans, net of allowance for loan losses of $301 at September 1999, $335 at June 1999 and
  $470 at December 1998                                                                        25,114        28,753        25,025
Accrued interest and accounts receivable                                                        6,826         6,084         7,689
Premises and equipment, net of accumulated depreciation of $1,325 at September 1999,
  $1,322 at June 1999 and $1,350 at December 1998                                               1,995         1,893         1,881
Other assets                                                                                   12,704        12,573         9,080
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  254,819       269,394       261,067
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
   In offices in the U.S.                                                                         850         1,222         1,242
   In offices outside the U.S.                                                                  1,183           778           563
Interest-bearing deposits:
   In offices in the U.S.                                                                       3,849         6,627         7,724
   In offices outside the U.S.                                                                 42,941        46,708        45,499
---------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                 48,823        55,335        55,028
Trading account liabilities (including derivative payables of $39,355 at September 1999,
  $37,329 at June 1999 and $44,683 at December 1998)                                           72,043        70,129        70,643
Securities sold under agreements to repurchase ($60,979 at September 1999, $63,460 at
  June 1999 and $62,784 at December 1998) and federal funds purchased                          61,779        64,554        63,368
Commercial paper                                                                               10,327        13,114         6,637
Other liabilities for borrowed money                                                            9,447        10,974        12,515
Accounts payable and accrued expenses                                                          10,507        10,089         9,859
Long-term debt not qualifying as risk-based capital                                            20,145        22,722        23,037
Other liabilities, including allowance for credit losses of $145 at September 1999, $160
  at June 1999 and $125 at December 1998                                                        3,333         4,116         2,999
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              236,404       251,033       244,086
Liabilities qualifying as risk-based capital:
Long-term debt                                                                                  5,257         5,408         4,570
Company-obligated mandatorily redeemable preferred securities of subsidiaries                   1,150         1,150         1,150
---------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                             242,811       257,591       249,806

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,000,000)
  Adjustable rate cumulative preferred stock, $100 par value (issued and
    outstanding: 2,444,300)                                                                       244           244           244
  Variable cumulative preferred stock,  $1,000 par value (issued and
    outstanding: 250,000)                                                                         250           250           250
  Fixed cumulative preferred stock, $500 par value (issued and outstanding: 400,000)              200           200           200
Common stock, $2.50 par value (authorized shares: 500,000,000; issued: 200,934,737
  at September 1999 and June 1999, and 200,873,067 at December 1998)                              502           502           502
Capital surplus                                                                                 1,241         1,245         1,252
Common stock issuable under stock award plans                                                   1,713         1,540         1,460
Retained earnings                                                                              10,586        10,334         9,614
Accumulated other comprehensive income:
  Net unrealized (losses) / gains on investment securities, net of taxes                         (108)          (52)          147
  Foreign currency translation, net of taxes                                                      (46)          (46)          (46)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               14,582        14,217        13,623
 Less: treasury stock (26,053,759 shares at September 1999, 24,985,131 at June 1999 and
  25,866,786 shares at December 1998) at cost                                                   2,574         2,414         2,362
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     12,008        11,803        11,261
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                    254,819       269,394       261,067
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated

                                                                                           1999                      1998
                                                                                 -----------------------   -----------------------
                                                                                                 Compre-                   Compre-
                                                                                 Stockholders'   hensive   Stockholders'   hensive
In millions: Nine months ended September 30                                         Equity        Income      Equity       Income
----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Adjustable-rate cumulative preferred stock balance, January 1 and
September 30                                                                       $    244                  $    244
Variable cumulative preferred stock balance, January 1 and
September 30                                                                            250                       250
Fixed cumulative preferred stock, January 1 and September 30                            200                       200
----------------------------------------------------------------------------------------------------------------------------------
Total preferred stock, September 30                                                     694                       694
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1 and September 30                                                     502                       502
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                                    1,252                     1,360
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and conversion of debentures
     and income tax benefits associated with stock options                              (11)                      (87)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                 1,241                     1,273
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                                    1,460                     1,185
Deferred stock awards, net                                                              253                       261
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                 1,713                     1,446
----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                                    9,614                     9,398
Net income                                                                            1,546     $  1,546          874     $    874
Dividends declared on preferred stock                                                   (25)                      (27)
Dividends declared on common stock                                                     (523)                     (504)
Dividend equivalents on common stock issuable                                           (26)                      (25)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                10,586                     9,716
----------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized (losses)/gains on investment securities:
Balance, net of taxes, January 1                                                        147                       432
                                                                                   --------                  --------
     Net unrealized (losses)/gains arising during the period,
        before taxes (($325) in 1999 and $38 in 1998, net of taxes)                    (550)                       67
     Reclassification adjustment for net losses/(gains) included in net income,
        before taxes ($69 in 1999 and ($166) in 1998, net of taxes)                     118                      (261)
                                                                                   --------                  --------

Change in net unrealized (losses)/gains on investment securities,
    before taxes                                                                       (432)                     (194)
Income tax benefit/(expense)                                                            177                        54
                                                                                   --------                  --------
Change in net unrealized (losses)/gains on investment securities, net
    of taxes                                                                           (255)        (255)        (140)        (140)
Balance, net of taxes, September 30                                                    (108)                      292
                                                                                   --------                  --------
Foreign currency translation:
Balance, net of taxes, January 1                                                        (46)                      (22)
                                                                                   --------                  --------

Translation adjustment arising during the period, before taxes                           (7)                      (26)
Income tax benefit                                                                        7                        10
                                                                                   --------                  --------
Translation adjustment arising during the period, net of taxes                         --           --            (16)         (16)
                                                                                   --------                  --------

Balance, net of taxes, September 30                                                     (46)                      (38)
----------------------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income,
     net of taxes, September 30                                                        (154)                      254
----------------------------------------------------------------------------------------------------------------------------------
LESS:  TREASURY STOCK
Balance, January 1                                                                    2,362                     2,145
Purchases                                                                               681                       720
Shares issued/distributed, primarily related to various employee benefit
plans                                                                                  (469)                     (499)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                 2,574                     2,366
----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                           12,008                    11,519
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                         1,291                       718
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated

-----------------------------------------------------------------------------------------------------------
In millions                                                                       Nine months ended
-----------------------------------------------------------------------------------------------------------

                                                                            September 30     September 30
                                                                                    1999             1998
-----------------------------------------------------------------------------------------------------------
Net income                                                                      $  1,546         $    874
Adjustments to reconcile to cash provided by operating
activities:
    Noncash items: provisions for credit losses, depreciation, amortization, deferred income taxes, stock award plans,
     and write-downs on investment securities                                      1,218              919
   Gain on sale of  businesses                                                         -             (113)
   Net (increase)/decrease in assets:
       Trading account assets                                                      7,259          (16,722)
       Securities purchased under agreements to resell                            (3,668)          (3,911)
       Securities borrowed                                                        (4,728)          (9,369)
       Loans held for sale                                                         1,485             (177)
       Accrued interest and accounts receivable                                      858           (1,912)
   Net increase/(decrease) in liabilities:
       Trading account liabilities                                                 1,304            7,624
       Securities sold under agreements to repurchase                             (1,824)          29,599
       Accounts payable and accrued expenses                                         542            1,797
   Other changes in operating assets and liabilities, net                         (2,569)          (1,362)
   Net investment securities losses/(gains), excluding SBICs, included
   in cash flows from investing activities                                           (31)            (303)
-----------------------------------------------------------------------------------------------------------

Cash provided by operating activities                                              1,392            6,944
-----------------------------------------------------------------------------------------------------------
Net decrease in interest-earning deposits with banks                                 222              608
Debt investment securities:
     Proceeds from sales                                                          26,498            9,715
     Proceeds from maturities, calls, and mandatory redemptions                    6,267            6,215
     Purchases                                                                   (21,416)         (19,072)
Net (increase) in federal funds sold                                              (1,375)               -
Net (increase) decrease in loans                                                  (1,508)             971
Payments for premises and equipment                                                 (227)            (211)
Investment in American Century Companies, Inc.                                         -             (965)
Investment in Long-Term Capital Management, L.P.                                       -             (300)
Other changes, net                                                                (1,821)             115
-----------------------------------------------------------------------------------------------------------

Cash provided by (used in) investing activities                                    6,640           (2,924)
-----------------------------------------------------------------------------------------------------------
Net increase in noninterest-bearing deposits                                         227             (456)
Net (decrease) in interest-bearing deposits                                       (6,516)          (3,920)
Net increase (decrease) in federal funds purchased                                   216           (4,146)
Net increase in commercial paper                                                   3,689            5,703
Other liabilities for borrowed money proceeds                                      8,552           15,005
Other liabilities for borrowed money payments                                    (11,877)         (17,685)
Long-term debt proceeds                                                            5,356           12,103
Long-term debt payments                                                           (7,389)          (7,374)
Capital stock issued or distributed                                                  200              199
Capital stock purchased                                                             (669)            (720)
Dividends paid                                                                      (549)            (532)
Other changes, net                                                                 1,087             (560)
-----------------------------------------------------------------------------------------------------------

Cash (used in) financing activities                                               (7,673)          (2,383)
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                            47               10
-----------------------------------------------------------------------------------------------------------
Increase in cash and due from banks                                                  406            1,647
Cash and due from banks at December 31, 1998 and 1997                              1,203            1,758
-----------------------------------------------------------------------------------------------------------
Cash and due from banks at September 30, 1999 and 1998                             1,609            3,405
-----------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                   $  6,884         $  8,537
     Income taxes                                                                    764              674
-----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York

                                                                                          September 30      December 31
In millions, except share data                                                                   1999             1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                     $   1,551      $   1,147
Interest-earning deposits with banks                                                            2,082          2,372
Debt investment securities available-for-sale carried at fair value                             5,146          3,634
Trading account assets                                                                         79,220         90,770
Securities purchased under agreements to resell and federal funds sold                         18,250         33,316
Securities borrowed                                                                            10,016          8,193
Loans, net of allowance for loan losses of $300 at September 1999 and $470 at December         24,604         24,876
1998
Accrued interest and accounts receivable                                                        5,131          3,898
Premises and equipment, net of accumulated depreciation of $1,124 at September 1999 and
  $1,160 at December 1998                                                                       1,813          1,703
Other assets                                                                                   12,349          5,337
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  160,162        175,246
--------------------------------------------------------------------------------------------------------------------
LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                                          873          1,232
  In offices outside the U.S.                                                                   1,185            572
Interest-bearing deposits:
  In offices in the U.S.                                                                        3,881          7,749
  In offices outside the U.S.                                                                  44,103         46,668
--------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                 50,042         56,221
Trading account liabilities                                                                    62,404         64,776
Securities sold under agreements to repurchase and federal funds purchased                     12,891         14,916
Other liabilities for borrowed money                                                            5,607          8,646
Accounts payable and accrued expenses                                                           6,496          6,123
Long-term debt not qualifying as risk-based capital (includes $704 at September 1999
and $736 at December 1998 of notes payable to J.P. Morgan)                                      7,340         10,358
Other liabilities, including allowance for credit losses of $145 at September 1999
   and $125 at December 1998                                                                    1,515            542
--------------------------------------------------------------------------------------------------------------------
                                                                                              146,295        161,582
Long-term debt qualifying as risk-based capital (includes $2,883 at September 1999 and
$3,058 at December 1998 of notes payable to J.P. Morgan)                                        2,975          3,186
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             149,270        164,768

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares: 2,500,000)                                     --             --
Common stock, $25 par value (authorized shares: 11,000,000; issued and
  outstanding 10,599,027)                                                                         265            265
Surplus                                                                                         3,305          3,305
Undivided profits                                                                               7,303          6,836
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                      65            118
  Foreign currency translation, net of taxes                                                      (46)           (46)
--------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                     10,892         10,478
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                    160,162        175,246


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

Basis of presentation

Financial information included in the accounts of J.P. Morgan, and the subsidiaries for which our ownership is more than 50% of the company, is contained in the consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The financial information as of and for the periods ended September 30, 1999, September 30, 1998, and June 30,1999 is unaudited. All adjustments which, in the opinion of management, are necessary for a fair presentation have been made and were of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements included in J.P. Morgan's Annual report on Form 10-K for the year ended December 31, 1998, as well as with information included in J.P. Morgan's unaudited quarterly reports on Form 10-Q for the three months ended June 30, 1999 and March 31, 1999. The nature of J.P. Morgan's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform with the current presentation.

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

-     against the recorded investment until paid in full

-     as a recovery up to any amounts charged off related to the impaired loan

-     as interest revenue

If it is deemed highly certain we will collect the remaining recorded investment of the impaired loan, interest revenue is recorded on a cash basis as payments are received.

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

The firm's Asset Quality Review process determines the appropriate allowances based on an estimate of probable losses by counterparty, industry, or country; and a statistical model estimate for expected losses on our remaining performing portfolio, which includes the general component. The general component of our allowances for credit losses is used to estimate the impact of separately identified limitations in our expected loss model. Beginning in the second quarter of 1999, the general component is included as part of the expected loss component for disclosure purposes since all factors used to derive the general component relate to the expected loss component. Prior period amounts have been reclassified.

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

2.   ACCOUNTING CHANGES AND DEVELOPMENTS

Accounting for derivative instruments and hedging activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings. If the change in fair value of a derivative designated as a hedge is not effectively offset, as defined, by the change in value of the item it is hedging, this difference will be immediately recognized in earnings. While we have not determined the specific impact of SFAS No. 133 on our earnings and financial position, we have identified, based on current hedging strategies, our activities that would be most affected by the new standard. Specifically, the Proprietary Investing and Trading segment uses derivatives to hedge its investment portfolio, deposits, and issuance of debt primarily hedges of interest rate risk. Our credit activities use credit derivatives to hedge credit risk, and to a lesser extent, use other derivatives to hedge interest rate risk. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, we are required to adopt the standard effective January 1, 2001. Management is currently evaluating the impact of SFAS No. 133 on our hedging strategies. The actual assessment of the impact on the firm's earnings and financial position of adopting SFAS No. 133 will be made based on our positions at the date of adoption.

Accounting for the costs of computer software developed or obtained for internal use

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that we capitalize certain costs associated with the acquisition or development of internal use software. Effective January 1, 1999, we adopted SOP 98-1; restatement of financial statements of previous years is not allowed. As a result of this adoption we expect to capitalize approximately $130 million in software costs during 1999, net of expected amortization, of which $103 million were capitalized in the first nine months of the year. Previously, these costs would have been expensed as incurred. Once the software is ready for its intended use, we will begin amortizing capitalized costs on a straight-line basis over its expected useful life. This period will generally not exceed three years.

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

During the fourth quarter 1998, the firm incurred an additional pretax charge of $143 million ($86 million after tax) related to cost reduction programs that are part of its productivity initiatives. The charge reflected severance-related costs of $101 million recorded in Employee compensation and benefits associated with staff reductions of approximately 800. It also reflected $42 million (net of the $7 million adjustment discussed above) in Net occupancy primarily related to estimated losses on sublease agreements and the write-off of various leasehold improvements and furniture and fixtures in several European locations. As of September 30, 1999, approximately $45 million of the fourth-quarter charge was accrued in Other liabilities, of which $27 million related to severance and the remainder related to real estate. Excluding certain long-term commitments, the remainder of this reserve will be substantially utilized by December 31, 1999.

While predominantly impacting the European and North American regions, the special charges primarily affected all client-focused activities as defined by our reported segments in note 23, "Segments."

Additional costs associated with these initiatives did not meet the requirement for inclusion in the first- or fourth-quarter charge. These items were expensed as incurred and did not have a material impact on the firm. The remaining reserves relate to future cash outflows, mostly long term in nature, associated with severance payments, lease termination benefits, and other exit costs. The payment of these items will not have a material impact on the financial position or liquidity of the firm.

4. BUSINESS CHANGES AND DEVELOPMENTS

Sale of global trust and agency services business

In June 1998, we completed the sale of our global trust and agency services business to Citibank ( a subsidiary of Citigroup), resulting in a net gain of $131 million ($79 million after tax) recorded in Other revenue. The sale will not have a material effect on our ongoing earnings.

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

Euroclear

On September 1, 1999, J.P. Morgan and the Boards of Euroclear Clearance System PLC and Euroclear Clearance System Societe Cooperative announced that they had signed a letter of intent to create a new, market-owned European bank to operate all aspects of the Euroclear System. This agreement in principle anticipates the formation of a European bank in Brussels to succeed J.P. Morgan as operator and banker for the Euroclear System, facilitating Euroclear's strategy to maintain its leadership and capitalize on partnership opportunities as market forces reshape the settlement infrastructure in Europe.

Subject to a definitive agreement being reached, J.P. Morgan will remain as operator and banker of Euroclear until the successor bank is established and can take over J.P. Morgan's Euroclear functions, a process which is expected to take up to 18 months from the signing of the definitive agreement. J.P. Morgan will play a key role in the formation of the new bank. After that, J.P. Morgan will remain an important participant and shareholder of Euroclear and retain a seat on its Board. The management and staff of Euroclear, numbering approximately 1,200 J.P. Morgan employees, will transfer to the new entity.

Under the existing Operating Agreement, income from clearance and settlement operations is earned by Euroclear Clearance System Societe Cooperative, while J.P. Morgan retains earnings from providing banking services to the System's participants. Under the agreement in principle, J.P. Morgan will continue to receive pretax banking income for three years following the signing of the definitive agreement, with a minimum of $195 million and maximum of $295 million per year, whether the income is earned by J.P. Morgan prior to the changeover to the new bank or afterward by the new bank. After the new bank becomes operational, it will also pay J.P. Morgan for certain costs of transition, assets and know-how that are transferred to it.

Until the new bank becomes operational, J.P. Morgan will continue to record pre-tax banking income over the period earned. Upon the changeover to the new bank, J.P. Morgan will recognize as income, on that date, all expected amounts due over the remaining contract period, plus any gain on assets transferred to the new bank. This amount will be subsequently adjusted based on the determination of the final pretax banking income of Euroclear as specified in the definitive agreement.

Prior to the changeover to the successor bank, all funds due J.P. Morgan under the agreement in principle will be received as earned. Following the changeover to the successor bank, fifty percent of all funds due to J.P. Morgan will be paid as earned. The remaining 50% will be paid in monthly installments over the period ending six years after the signing of the definitive agreement. The successor bank will have the option of prepaying its obligation for the remaining period at the higher of $245 million per year or the average of the actual annual income (subject to the floor and cap noted above), for the portion of the three year period preceding the prepayment.

Pretax income from Euroclear-related activities reported by J.P. Morgan was $168 million in the first nine months of 1999; $253 million for the full year 1998; and $218 million for 1997.

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

                                                Third quarter        Nine months
                                             ---------------------------------------
In millions                                    1999       1998       1999       1998
------------------------------------------------------------------------------------

INTEREST REVENUE
Deposits with banks                          $   61     $  107     $  221     $  236
Debt investment securities (a)                  402        321      1,266      1,027
Trading account assets                          970      1,127      2,763      3,437
Securities purchased under agreements to
   resell and federal funds sold                407        533      1,188      1,493
Securities borrowed                             456        568      1,374      1,578
Loans                                           415        528      1,249      1,618
Other sources                                    72         65        192        228
------------------------------------------------------------------------------------
Total interest revenue                        2,783      3,249      8,253      9,617
------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                        548        645      1,723      2,138
Trading account liabilities                     298        386        866      1,218
Securities sold under agreements to
  repurchase and federal funds purchased        792      1,054      2,260      2,923
Other borrowed money                            376        432      1,070      1,235
Long-term debt                                  380        400      1,131      1,145
------------------------------------------------------------------------------------
Total interest expense                        2,394      2,917      7,050      8,659
------------------------------------------------------------------------------------
Net interest revenue                            389        332      1,203        958
------------------------------------------------------------------------------------


(a) Interest revenue from debt investment securities included taxable revenue of $378 million and $1,187 million and revenue exempt from U.S. income taxes of $24 million and $79 million for the three and nine months ended September 30, 1999, respectively. Interest revenue from debt investment securities included taxable revenue of $291 million and $941 million and revenue exempt from U.S. income taxes of $30 million and $86 million for the three and nine months ended September 30, 1998, respectively.

Net interest (expense)/revenue associated with derivatives used for purposes other-than-trading was approximately ($11) million and $16 million for the three and nine months ended September 30, 1999, respectively, compared with approximately $41 million and $112 million for the three and nine months ended September 30, 1998, respectively. At September 30, 1999, approximately $40 million of net deferred gains on closed derivative contracts used for purposes other-than-trading were recorded on the "Consolidated balance sheet." These amounts are primarily net deferred gains on closed hedge contracts, which are included in the amortized cost of the debt investment portfolio as of September 30, 1999. The amount of net deferred gains or losses on closed derivative contracts changes from period to period, primarily due to the amortization of such amounts to Net interest revenue. These changes are also influenced by the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred gains (losses) on closed derivative contracts as of September 30, 1999 of $40 million, are expected to amortize into Net interest revenue as follows:
$(2) million - remainder of 1999; $(7) million in 2000; ($9) million in 2001; ($6) million in 2002; ($6) million in 2003; ($3) million in 2004; and approximately ($73) million thereafter.

6.       TRADING REVENUE

Trading revenue is predominantly generated by our market making activities included in our Global Finance sector as well as activities in our Proprietary Investments sector. The following table presents trading revenue by principal product grouping for the three and nine months ended September 30, 1999 and 1998. Prior period amounts have been restated to reflect the product groupings as described below.

                                                      Third quarter              Nine months

                                                    ------------------    ----------------------
In millions                                            1999    1998           1999       1998
------------------------------------------------------------------------------------------------
Fixed income                                           $194   ($123)        $1,224     $1,120
Equities                                                177       2            661        211
Foreign exchange                                         53     190            476        511
------------------------------------------------------------------------------------------------
Total trading revenue                                   424      69          2,361      1,842
Trading-related net interest revenue                    171      78            564        231
------------------------------------------------------------------------------------------------
Combined total                                          595     147          2,925      2,073
------------------------------------------------------------------------------------------------


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

The following table presents the gross unrealized gains and losses and a comparison of the cost, along with the fair and carrying value of our available-for-sale debt investment securities at September 30, 1999. The net unrealized depreciation on debt investment securities was $274 million at September 30, 1999, compared with a net unrealized depreciation of $169 million at June 30, 1999 and a net unrealized appreciation of $125 million at December 31, 1998. The decline from the prior periods primarily related to decreases in the value of U.S. government and agency securities. The gross unrealized gains or losses on each debt investment security include the effects of any related hedge. See note 10, "Derivatives," for additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities.

                                                                           Gross         Gross     Fair and
                                                                      unrealized    unrealized     carrying
In millions: September 30, 1999                            Cost            gains        losses        value
-----------------------------------------------------------------------------------------------------------
U.S. Treasury                                             $ 1,950       $    40       $     1       $ 1,989
U.S. government agency, principally mortgage-backed        19,774            24           369        19,429
U.S. state and political subdivision                        1,269           150            97         1,322
U.S. corporate and bank debt                                   84            --            --            84
Foreign government (a)                                        857            --             4           853
Foreign corporate and bank debt                               348             3            20           331
Other                                                         107            --            --           107
-----------------------------------------------------------------------------------------------------------
Total debt investment securities                           24,389           217           491        24,115
-----------------------------------------------------------------------------------------------------------

(a) Primarily includes debt of countries that are members of the Organization for Economic Cooperation and Development.

The table below presents net debt investment securities losses during the three and nine months ended September 30, 1999 and 1998. These amounts are recorded in Investment securities revenue.


                                                                   Third quarter            Nine months
                                                               ---------------------------------------------
In millions                                                      1999         1998         1999         1998
------------------------------------------------------------------------------------------------------------
Gross realized gains from sales of securities                   $  55        $   4        $ 162        $  62
Gross realized losses from sales of securities                   (106)         (27)        (281)        (111)
Write-downs for other-than-temporary impairments in value          --           --           --           (2)
Net gains on maturities, calls, and mandatory redemptions          --            2            1            2
------------------------------------------------------------------------------------------------------------
Net debt investment securities losses                             (51)         (21)        (118)         (49)
------------------------------------------------------------------------------------------------------------

EQUITY INVESTMENT SECURITIES

Marketable available-for-sale equity investment securities

Marketable equity investment securities, which are classified as available-for-sale, are recorded at fair value. Unrealized gains and losses are reported as a net amount within the stockholders' equity account, Net unrealized gains on investment securities, net of taxes. Gross unrealized gains and losses, as well as a comparison of the cost, and fair and carrying value of marketable available-for-sale equity investment securities as of September 30, 1999 are shown in the following table.


In millions: September 30, 1999
-----------------------------------------------------------------
Cost                                                        $ 387
-----------------------------------------------------------------
Gross unrealized gains                                         94
Gross unrealized losses                                       (18)
-----------------------------------------------------------------
Net unrealized gains(a)                                        76
-----------------------------------------------------------------
Fair and carrying value                                       463
-----------------------------------------------------------------


(a) Primarily relates to investments in the financial services industries.

Nonmarketable and other equity securities
Nonmarketable equity investment securities are carried at cost on the balance sheet. The following table presents the carrying and fair value, as well as the net unrealized gains, on these securities.


In millions: September 30, 1999
---------------------------------------------------------------------
Carrying value                                                 $  550
Net unrealized gains on nonmarketable securities(a)                50
---------------------------------------------------------------------
Fair value                                                        600
---------------------------------------------------------------------

(a) Primarily relates to investments in the financial services industries.

Also included in our equity investments are securities held in subsidiaries registered as Small Business Investment Companies (SBICs). SBICs are carried at fair value on the balance sheet, with changes in fair value recorded currently in Investment Securities Revenue. Investments in these securities were approximately $515 million at September 30, 1999, and primarily relate to investments in the financial services industries.

Gains and write-downs

The following table presents gross realized gains and write-downs for other-than-temporary impairments in value related to our equity investments portfolio, excluding securities in SBICs, for the three and nine months ended September 30, 1999 and 1998. These amounts are recorded in Investment securities revenue.

                                                                              Third quarter              Nine months
                                                                          --------------------         -------------------
In millions                                                                 1999          1998          1999          1998
--------------------------------------------------------------------------------------------------------------------------
Gross realized gains from marketable available-for-sale securities         $  --         $ 192         $  --         $ 334
Gross realized gains from nonmarketable and other equity securities          141             5           150            16
Write-downs for other-than-temporary impairments in value                   (112)          (48)         (150)          (82)
--------------------------------------------------------------------------------------------------------------------------
Net equity investment securities realized gains                               29           149            --           268
--------------------------------------------------------------------------------------------------------------------------


Gains related to the appreciation of investments in SBICs recorded in Investment securities revenue were approximately $255 million for the three and nine months ended September 30, 1999.

8.   INVESTMENT IN AMERICAN CENTURY COMPANIES, INC.

In January 1998, we completed the purchase of a 45% economic interest in American Century Companies, Inc. (American Century) for $965 million. American Century is a no-load U.S. mutual fund company selling directly to individuals. The investment is accounted for under the equity method of accounting and recorded in Other assets. The excess of our investment over our share of equity (i.e., goodwill) in American Century was approximately $795 million at the time of purchase. This amount is being amortized on a straight-line basis over a period of 25 years. At September 30, 1999 and 1998, goodwill totaled $735 million and $768 million, respectively. For the three and nine months ended September 30, 1999 and 1998, amortization of goodwill was approximately
$8 million and $24 million in each period, respectively. Our share of equity income in American Century and the amortization of goodwill related to this investment is recorded in Other revenue. The results of this investment are included in the Asset Management Services segment.

9.   TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, including derivative instruments used for trading purposes, are carried at fair value. The following table presents the fair and carrying value of trading account assets and trading account liabilities at September 30, 1999. It also includes the average balances for the three and nine months ended September 30, 1999.

                                          Carrying                   Average
                                             value                   Balance
                                         ------------     -------------------------------
                                         September 30,    Third quarter       Nine months
In millions:                                     1999              1999              1999
-----------------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
 U.S. Treasury                               $  7,908          $  9,212          $  9,871
 U.S. government agency                        12,780            15,525            13,676
 Foreign government                            17,304            16,603            19,011
 Corporate debt and equity                     18,479            18,453            19,239
 Other securities                               7,029             5,764             6,414
 Interest rate and currency swaps              16,335            15,696            16,675
 Credit derivatives                                51               294             1,230
 Foreign exchange contracts                     1,945             2,568             3,110
 Interest rate futures and forwards                74                36                53
 Commodity and equity contracts                 7,264             5,913             4,312
 Purchased option contracts                    17,341            19,018            19,809
-----------------------------------------------------------------------------------------
 Total trading account assets                 106,510           109,082           113,400
-----------------------------------------------------------------------------------------
 TRADING ACCOUNT LIABILITIES
 U.S. Treasury                                  8,125             5,054             5,908
 Foreign government                            11,327            13,654            12,557
 Corporate debt and equity                      9,104             8,496             9,110
 Other securities                               4,132             1,322             2,602
 Interest rate and currency swaps              12,975            12,092            13,649
 Credit derivatives                               514               154             1,027
 Foreign exchange contracts                     1,963             2,503             3,611
 Interest rate futures and forwards                94               703               923
 Commodity and equity contracts                 5,690             4,458             3,303
 Written option contracts                      18,119            20,988            19,697
-----------------------------------------------------------------------------------------
 Total trading account liabilities             72,043            69,424            72,387
-----------------------------------------------------------------------------------------

At September 30, 1999, trading account assets include the fair value of certain disputed swap contracts with South Korean counterparties. The gross derivative receivables related to these contracts, before fair value adjustments made by management, were $534 million. In October 1999, J.P. Morgan settled approximately $344 million of the gross derivative receivables under dispute. J.P. Morgan received a consideration primarily consisting of cash and, to a lesser extent, an equity interest in a South Korean financial services company. The fair value of the consideration approximated the recorded fair value of the receivables included in the settlement.

Trade date receivables/payables

Amounts receivable and payable for securities that have not reached their contractual settlement dates are recorded net in the "Consolidated balance sheet." Amounts receivable for securities sold of $36.0 billion were netted against amounts payable for securities purchased of $35.2 billion. This produced a net trade date receivable of $0.8 billion, recorded in Accrued interest and accounts receivable, at September 30, 1999.

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

Credit derivatives include credit default swaps and related swap and option contracts. Credit default swaps are contractual agreements that provide insurance against a credit event of one or more referenced credits. The nature of the credit event is established by the protection buyer and seller at the inception of the transaction, and includes events such as bankruptcy, insolvency, and failure to meet payment obligations when due. The protection buyer pays a periodic fee in return for a contingent payment by the protection seller following a credit event. The contingent payment is typically the loss-the difference between the notional and the recovery amount - incurred by the creditor of the reference credit as a result of the event.

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

The following table presents notional amounts for trading and other-than-trading derivatives, based on management's intent and ongoing usage. A summary of the on-balance-sheet credit exposure, which is represented by the net positive fair value associated with trading derivatives and recorded in Trading account assets, is also included in the following table. Our on-balance-sheet credit exposure takes into consideration $84.6 billion of master netting agreements in effect at September 30, 1999.

                                                                                        On-balance-sheet
In billions: September 30, 1999                                 Notional amounts        credit exposure
-------------------------------------------------------------------------------------------------------
Interest rate and currency swaps
  Trading                                                              $4,239.2
  Other-than-trading(a)(b)                                                 65.0
-------------------------------------------------------------------------------------------------
  Total interest rate and currency swaps                                4,304.2           ( $16.3)
-------------------------------------------------------------------------------------------------
Credit derivatives
   Trading                                                                114.4
   Other-than-trading (a)                                                  19.0
-------------------------------------------------------------------------------------------------
   Total credit derivatives                                               133.4               0.1
-------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and futures contracts
  Trading                                                                 497.7
  Other-than-trading(a)(b)                                                 20.7
-------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward, and futures contracts             518.4               2.0
-------------------------------------------------------------------------------------------------
Interest rate futures, forward rate agreements, and debt
securities forwards
  Trading                                                               1,140.7
  Other-than-trading (a)                                                   38.4
-------------------------------------------------------------------------------------------------
  Total interest rate futures, forward rate agreements,
     and debt securities forwards                                       1,179.1                --
-------------------------------------------------------------------------------------------------
Commodity and equity swaps, forward, and futures contracts,                89.6               7.3
all trading
-------------------------------------------------------------------------------------------------
Purchased options(c)
  Trading                                                               1,297.2
  Other-than-trading(a)                                                    11.8
-------------------------------------------------------------------------------------------------
  Total purchased options                                               1,309.0              17.3
-------------------------------------------------------------------------------------------------
Written options, all trading(d)                                         1,538.2
-------------------------------------------------------------------------------------------------
Total on-balance-sheet credit exposure                                                       43.0
-------------------------------------------------------------------------------------------------


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

(b) The notional amounts of derivative contracts used for purposes other-than-trading, conducted in the foreign exchange markets, primarily forward contracts, amounted to $26.4 billion at September 30, 1999, and were primarily denominated in the following currencies: Euro $6.2 billion, Japanese yen $5.7 billion, British pound $2.6 billion, Canadian dollar $2.5 billion and Swiss franc $2.4 billion.

(c) At September 30, 1999, purchased options used for trading purposes included $946.8 billion of interest rate options, $198.6 billion of foreign exchange options, and $151.8 billion of commodity and equity options. Options used for purposes other-than-trading are primarily interest rate options. Purchased options executed on an exchange amounted to $228.1 billion and those negotiated over-the-counter amounted to $1,080.9 billion at September 30,1999.

(d) At September 30, 1999, written options included $1,177.1 billion of interest rate options, $211.6 billion of foreign exchange options, and $149.5 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $217.1 billion and those negotiated over-the-counter amounted to $1,321.1 billion at September 30, 1999.

As part of our other-than-trading activities, we use derivatives to hedge our exposure to interest rate and currency fluctuations, primarily on or related to debt investment securities. We also use them to modify the characteristics of interest rate-related balance sheet instruments such as loans, short-term borrowings, and long-term debt.

Net unrealized losses associated with open derivative contracts used to hedge or modify the interest rate characteristics of related balance sheet instruments amounted to $110 million at September 30, 1999. Gross unrealized gains and gross unrealized losses associated with open derivative contracts at September 30, 1999, are as follows:

                                              Gross           Gross               Net
                                         unrealized      unrealized        unrealized
In millions: September 30, 1999               gains        (losses)    gains (losses)
-------------------------------------------------------------------------------------
Long-term debt                                 $412          ($580)            ($168)
Debt investment securities                       31             (3)               28
Deposits                                        137            (36)              101
Other financial instruments                     107           (178)              (71)
-------------------------------------------------------------------------------------
Total                                           687           (797)              (110)
-------------------------------------------------------------------------------------


11.   LOANS

Included in Loans are loans held for sale of approximately $1.3 billion at September 30, 1999. These loans are recorded on the balance sheet at lower of cost or fair value and are primarily to borrowers in the U.S. in various industries.

12.   OTHER CREDIT-RELATED PRODUCTS

Lending commitments include commitments to extend credit, standby letters of credit, guarantees, and indemnifications related to securities lending activities. The contractual amounts of these instruments represent the amount at risk should the contract be fully drawn upon, the client default, and the value of the collateral become worthless.

The following table summarizes the contractual amount of lending commitments.

In billions: September 30, 1999
---------------------------------------------------------
Commitments to extend credit                       $64.7
Standby letters of credit and guarantees            14.5
Securities lending indemnifications (a)              7.2
---------------------------------------------------------

(a) At September 30, 1999, J.P. Morgan held cash and other collateral in full support of securities lending indemnifications.

Included in Fees and Commissions are credit-related fees of $47 million and $45 million for the three months ended September 30, 1999 and 1998, respectively. Credit-related fees were $125 million and $132 million for the nine months ended September 30, 1999 and 1998, respectively. They are primarily earned from commitments to extend credit, standby letters of credit and guarantees, and securities lending indemnifications. Also included in Fees and Commissions are amounts paid to credit derivative providers of $12 million and $33 million for the three months ended September 30, 1999 and 1998, respectively. Amounts paid to credit derivative providers were $35 million and $48 million for the nine months ended September 30, 1999 and 1998, respectively.

13.   IMPAIRED LOANS

Total impaired loans, organized by the location of the counterparty - net of charge-offs - at September 30, 1999 and 1998 are presented in the following table.


In millions: September 30                1999          1998 (a)
---------------------------------------------------------------
COUNTERPARTIES IN THE U.S.
Commercial and industrial                $ 19          $ 23
Other                                      25            18
-----------------------------------------------------------
                                           44            41
-----------------------------------------------------------
COUNTERPARTIES OUTSIDE THE U.S.
Commercial and industrial                 112             5
Other, primarily individuals               13            14
-----------------------------------------------------------
                                          125            19
-----------------------------------------------------------
TOTAL IMPAIRED LOANS                      169            60
-----------------------------------------------------------
Allowance for impaired loans               32            14
-----------------------------------------------------------



(a) Certain reclassifications were made to conform with the categorization used in Bank regulatory filings.

Impaired loans for which no SFAS No. 114 reserve was deemed necessary were $37 million and $20 million as of September 30, 1999 and 1998, respectively.

The following table presents an analysis of the changes in impaired loans.


                                                                 Third        Third        Nine        Nine
                                                                 quarter     quarter      months      months
In millions                                                       1999         1998        1999        1998
------------------------------------------------------------------------------------------------------------
IMPAIRED LOANS, BEGINNING PERIOD                                 $  67        $  55       $ 122       $ 113
-----------------------------------------------------------------------------------------------------------
Additions to impaired loans                                        109(b)        36         139         162
Less:
     Repayments of principal, net of
          additional advances                                       (1)         (11)        (43)        (36)
     Impaired loans returning to
          accrual status                                            --           --          (2)        (39)
     Charge-offs (a):
          Commercial and industrial                                 (6)          (6)        (16)        (40)
          Banks                                                     --           (5)         (1)        (66)
          Other, primarily other financial institutions             --           (6)        (25)        (24)
     Interest and other credits                                     --           (3)         (5)        (10)
-----------------------------------------------------------------------------------------------------------
IMPAIRED LOANS, SEPTEMBER 30                                       169           60         169          60
-----------------------------------------------------------------------------------------------------------



(a) Charge-offs include losses on loan sales of $3 million and $11 million for the three months ended September 30, 1999 and 1998, respectively. Charge-offs include losses on loan sales, primarily banks and other financial institutions of $33 million and $89 million for the nine months ended September 30, 1999 and 1998, respectively.

(b) Primarily relates to loans to the Latin American steel industry.

For the three months ended September 30, 1999 and 1998, the average recorded investments in impaired loans was $109 million and $53 million, respectively. For the nine months ended September 30, 1999 and 1998, the average recorded investments in impaired loans was $102 million and $78 million, respectively.

An analysis of the effect of impaired loans - net of charge-offs - on interest revenue for the three and nine months ended September 30, 1999 and 1998 is presented in the following table.

                                                                    Third        Third        Nine        Nine
                                                                  quarter      quarter      months      months
In millions                                                          1999         1998        1999        1998
--------------------------------------------------------------------------------------------------------------
Interest revenue that would have been recorded if accruing             $4           $-           $8         $4
Net interest revenue recorded related to the current period             -            -            -          4
--------------------------------------------------------------------------------------------------------------
Negative impact of impaired loans on interest revenue                   4            -            8          -
--------------------------------------------------------------------------------------------------------------

14. ALLOWANCES FOR CREDIT LOSSES

The following table summarizes the activity of our allowance for loan losses.

                                                                           Third        Third          Nine         Nine
                                                                         quarter       quarter        months       months
In millions                                                                1999          1998          1999         1998
-------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                                         $ 335         $ 392         $ 470         $ 546
-------------------------------------------------------------------------------------------------------------------------
(Reversal of provision)/provision for loan losses in the U.S.                19           (14)          (46)           14
(Reversal of provision)/provision for loan losses outside the U.S.          (64)          (11)         (104)           11
-------------------------------------------------------------------------------------------------------------------------
                                                                            (45)           25          (150)           25
-------------------------------------------------------------------------------------------------------------------------

Reclassifications in the U.S.                                                --            --            --             6
Reclassifications outside the U.S.                                           --            --            --           (56)
-------------------------------------------------------------------------------------------------------------------------
                                                                             --            --            --           (50)(a)
-------------------------------------------------------------------------------------------------------------------------

Recoveries:
    Counterparties in the U.S.                                                2             4             3             8
    Counterparties outside the U.S.                                          15            --            20             5
-------------------------------------------------------------------------------------------------------------------------
                                                                             17             4            23            13
-------------------------------------------------------------------------------------------------------------------------
Charge-offs:
    Counterparties in the U.S., primarily other financial
       institutions in 1999                                                  (3)           (2)          (38)           (4)
     Counterparties outside the U.S.:
          Commercial and industrial                                          (3)           (6)           (3)          (38)
          Banks                                                              --            (5)           (1)          (66)
          Other                                                              --            (4)           --           (22)
-------------------------------------------------------------------------------------------------------------------------
Net recoveries/(charge-offs)                                                 11           (13)          (19)         (117)
-------------------------------------------------------------------------------------------------------------------------
ENDING BALANCE, SEPTEMBER 30                                                301           404           301           404
-------------------------------------------------------------------------------------------------------------------------


(a) Prior to July 1, 1998, changes, excluding charge-offs and recoveries, across balance sheet reserve or allowance captions - which included an adjustment for trading derivatives needed to determine fair value, an allowance for loan losses, and an allowance for credit losses on lending commitments which include commitments to extend credit, standby letters of credit, and guarantees - were shown as reclassifications. Reclassifications had no impact on net income and, accordingly, were not shown on the income statement. Subsequent to July 1, 1998, reclassifications across balance sheet captions for allowances are reflected as provisions and reversals of provisions in the "Consolidated statement of income." If reclassifications prior to July 1, 1998 were included in the "Consolidated statement of income," the captions on the income statement for the nine months ended September 30, 1999 would change with no impact on net income as follows: Provision for loan losses would be a negative (income) $50 million and Trading revenue would decrease by $50 million.

The following table displays our allowance for loan losses by component as of September 30.


In millions: September 30                                  1999          1998
-----------------------------------------------------------------------------
Specific counterparty components in the U.S.               $  9          $ 36
Specific counterparty components outside the U.S.            23             5
-----------------------------------------------------------------------------
Total specific counterparty                                  32            41
-----------------------------------------------------------------------------
Specific country                                             24            77
Expected loss (b)                                           245           286
-----------------------------------------------------------------------------
Total                                                       301           404
-----------------------------------------------------------------------------

The following table summarizes the activity of our allowance for credit losses on lending commitments.


                                                                            Third         Third         Nine         Nine
                                                                           quarter       quarter       months       months
In millions                                                                  1999          1998         1999         1998
--------------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                                           $ 160         $ 185        $ 125        $ 185
-------------------------------------------------------------------------------------------------------------------------

(Reversal of provision)/provision for credit losses in the U.S.                (2)           --           49           --
(Reversal of provision)/provision for credit losses outside the U.S.          (13)           --          (29)          --
-------------------------------------------------------------------------------------------------------------------------
                                                                              (15)           --           20           --
-------------------------------------------------------------------------------------------------------------------------
ENDING BALANCE, SEPTEMBER 30                                                  145           185          145          185
-------------------------------------------------------------------------------------------------------------------------

The following table displays our allowance for credit losses on lending commitments by component as of September 30.

In millions: September 30                                1999        1998
-------------------------------------------------------------------------
Specific counterparty components in the U.S.             $ 20        $  1
Specific counterparty components outside the U.S.           3           2
-------------------------------------------------------------------------
Total specific counterparty                                23           3
-------------------------------------------------------------------------
Specific country                                            1           7
Expected loss (b)                                         121         175
-------------------------------------------------------------------------
Total                                                     145         185
-------------------------------------------------------------------------


(b) The general component of our allowances for credit losses is used to estimate the impact of separately identified limitations in our expected loss model. Beginning in the second quarter of 1999, the general component is included as part of the expected loss component for disclosure purposes since all factors used to derive the general component relate to the expected loss component. Prior period amounts have been reclassified.

15.      INVESTMENT BANKING REVENUE

                                              Third quarter                  Nine months
                                       -----------------------         ----------------------
In millions                              1999            1998            1999            1998
---------------------------------------------------------------------------------------------
Advisory and syndication fees          $  258          $  229          $  737          $  618
Underwriting revenue                      140              83             508             402
---------------------------------------------------------------------------------------------
Total                                     398             312           1,245           1,020
---------------------------------------------------------------------------------------------

Advisory and syndication fees include revenues earned from; advising clients on corporate strategy including mergers, acquisitions, privatizations, and changes in capital structures and; fees earned from the arrangement and syndication of credit facilities. Underwriting revenue includes both fees from debt and equity underwriting.

16.  OTHER REVENUE AND OTHER EXPENSES

Other revenue

For the three months ended September 30, 1999, Other revenue of negative (loss) $18 million includes $45 million of losses on hedges of the firm's anticipated foreign currency revenues and expenses. These losses were partially offset by the impact of exchange rate movements on reported revenues and expenses in the respective period. Other revenue also includes a $15 million reversal of provision for credit losses (income) related to the allowance for credit losses on lending commitments.

For the nine months ended September 30, 1999, Other revenue of $120 million includes $85 million of gains on hedges of the firm's anticipated foreign currency revenues and expenses and a $20 million net provision for credit losses related to the allowance for credit losses on lending commitments.

In the 1998 third quarter, Other revenue of $71 million included the $56 million net gain on the sale of the firm's investment management business in Australia. It also included losses of approximately $22 million on hedges of the firm's anticipated foreign currency revenues and expenses. In addition to the 1998 third quarter gain, Other revenue for the first nine months of 1998, included the second quarter $131 million net gain on the sale of our global trust and agency services business and approximately $38 million of losses on hedges of the firm's anticipated foreign currency revenues and expenses. See Note 4, Business Changes and Developments, for additional information.

Other expenses

The following table presents the major components of Other expenses.

                                               Third quarter              Nine months
                                           -------------------        --------------------
In millions                                 1999          1998          1999          1998
------------------------------------------------------------------------------------------
Professional services                       $ 32          $ 28          $ 83          $ 87
Marketing and business development            51            42           136           131
Other                                         58            85           200           297
------------------------------------------------------------------------------------------
Total other expenses                         141           155           419           515
------------------------------------------------------------------------------------------

17.      INCOME TAXES

The effective tax rate for the three months ended September 30, 1999 and 1998 was 31% and 23%, respectively. The increase in the effective tax rate reflects higher pretax income over the prior year quarter. For the nine months ended September 30, 1999 and 1998, the effective tax rate was 34% and 33%, respectively. The income tax benefit related to net realized losses and write-downs for other-than-temporary impairments in value on debt and equity investment securities, excluding securities in SBICs, was approximately $9 million and $48 million for the three and nine months ended September 30, 1999, compared to an income tax expense related to net realized gains of $47 million and $78 million for the three and nine months ended September 30, 1998.
The applicable tax rate used to compute the income tax benefit related to net losses on debt and equity investment securities for the three and nine months ended September 30, 1999 was approximately 41%. For the three and nine months ended September 30, 1998, the applicable tax rate used to compute the income tax expense related to net gains on debt and equity investment securities was approximately 36%.

18. CAPITAL REQUIREMENTS

J.P. Morgan, our subsidiaries, and certain foreign branches of our bank subsidiary, Morgan Guaranty Trust Company of New York (Morgan Guaranty), are subject to regulatory capital requirements of U.S. and foreign regulators. Our primary federal banking regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board), establishes minimum capital requirements for J.P. Morgan, the consolidated bank holding company, and some of our subsidiaries, including Morgan Guaranty. These requirements ensure banks and bank holding companies meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles. Failure to meet these requirements can result in actions by regulators that could have a direct material impact on our financial statements. The capital of J.P. Morgan and our principal subsidiaries, Morgan Guaranty and J.P. Morgan Securities Inc. (JPMSI), exceeded the minimum requirements set by each regulator at September 30, 1999.

Capital ratios and amounts

The following table indicates the risk-based capital and leverage ratios and amounts as of September 30, 1999 for J.P. Morgan and Morgan Guaranty under the Federal Reserve Board's market risk capital guidelines. These guidelines incorporate a measure of market risk for trading positions. Under the market risk capital guidelines, the published capital ratios of J.P. Morgan are calculated including the equity, assets, and off-balance-sheet exposures of JPMSI. In accordance with Federal Reserve Board guidelines, the risk-based capital and leverage amounts and ratios exclude the effect of SFAS No. 115.

Dollars in millions                        Amounts      Ratios(b)
-------------------------------------------------------------------
Tier 1 capital(a)
   J.P. Morgan                              $12,243          9.1%
   Morgan Guaranty                          $10,807          9.1%
-------------------------------------------------------------------
Total risk-based capital(a)
   J.P. Morgan                              $17,825          13.2%
   Morgan Guaranty                          $14,281          12.1%
-------------------------------------------------------------------
Leverage
   J.P. Morgan                                               4.8%
   Morgan Guaranty                                           6.6%
-------------------------------------------------------------------

(a) For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum tier 1 capital of $5.4 billion and $4.7 billion, respectively. For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum total risk-based capital of $10.8 billion and $9.5 billion, respectively.

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

At September 30, 1999, the ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards required for a well capitalized bank holding company and bank, respectively. Management is aware of no conditions or events that have occurred since September 30, 1999, that would change J.P. Morgan's and Morgan Guaranty's well capitalized status.

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

The computation of basic and diluted EPS for the three and nine months ended September 30, 1999 and 1998 is presented in the following table.

                                                                        Third quarter                        Nine months
                                                        ---------------------------------    ----------------------------------
Dollars in millions, except share data                       1999              1998                1999               1998
-------------------------------------------------------------------------------------------------------------------------------
Net income                                              $         442     $         156       $       1,546      $         874
Preferred stock dividends and other                                (9)               (9)                (27)               (27)
------------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings
     per share - income available to
     common stockholders                                $         433     $         147       $       1,519      $         847
------------------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share-
     weighted-average shares                              181,511,850       181,663,864         182,405,166        182,309,867
Effect of dilutive securities:
     Options (a)                                            5,191,290(b)      5,387,808(b)        5,207,112(b)       6,445,438(b)
     Other stock awards (c)                                 7,968,493         9,275,066           8,252,293          9,391,115
     4.75% convertible debentures                                  --            68,747                  --             69,964
------------------------------------------------------------------------------------------------------------------------------
                                                           13,159,783        14,731,621          13,459,405         15,906,517
------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share-
     weighted-average number of common
     shares and dilutive potential common shares          194,671,633       196,395,485         195,864,571        198,216,384
------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                $        2.39     $        0.81       $        8.33      $        4.65
Diluted earnings per share                                       2.22              0.75                7.76               4.28
------------------------------------------------------------------------------------------------------------------------------

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

(b) The following options to purchase shares of our common stock were outstanding at September 30, 1999, but were not included in the computation of diluted EPS:

For the three months ended September 30, 1999: 4,830,000 shares at $130.94 per share expiring July 15, 2008 and 6,074,000 shares at $135.72 per share expiring July 15, 2009. For the nine months ended September 30, 1999: 6,074,000 shares at $135.72 per share expiring July 15, 2009. For the three and nine months ended September 30, 1998: 5,129,000 shares at $130.94 per share expiring July 15, 2008.

The inclusion of such options using the treasury stock method would have an antidilutive effect on the diluted EPS calculation because the options' exercise price was greater than the average market price of our common shares for the respective period.

(c) Weighted-average incremental shares for other stock awards include restricted stock and stock bonus awards. The related tax benefits are also considered.

21.   COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets on our "Consolidated balance sheet" of approximately $115.2 billion at September 30, 1999, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

At September 30, 1999 we had commitments to enter into future resale and repurchase agreements totaling $5.4 billion and $4.2 billion, respectively.

22.   FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, we estimate the fair value of all on- and off-balance-sheet financial instruments. At September 30, 1999, the SFAS No. 107 aggregate net fair value for all financial instruments approximated the net carrying values on our "Consolidated balance sheet". At June 30, 1999, the aggregate net fair value for all financial instruments exceeded the associated net carrying values on our "Consolidated balance sheet" by $0.5 billion. The decrease from June 30, 1999 primarily related to long-term debt and our traditional credit products.

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

J.P. Morgan's segments or activities are: Investment Banking, Equities, Interest Rate and Foreign Exchange Markets, Credit Markets, Credit Portfolio, Asset Management Services, Equity Investments, and Proprietary Investing and Trading. In addition to the activities of our proprietary positioning group, the Proprietary Investing and Trading segment is comprised of a separately managed credit investment securities portfolio and our investment in Long-Term Capital Management, L.P. For purposes of presentation, we have grouped these segments into the sectors Global Finance, Asset Management Services, and Proprietary Investments.

In connection with the signed letter of intent between J.P. Morgan and the Boards of Euroclear Clearance System PLC and Euroclear Clearance System Societe Cooperative, Morgan will end its role as operator and banker for the Euroclear system upon the formation of a successor bank to be owned by Euroclear (See note 4, "Business changes and developments"). Accordingly, segment results have been restated to reflect Euroclear-related revenues and expenses in Corporate Items. Previously, results related to our Asset Management and Euroclear activities were included in the sector titled Asset Management and Servicing. In addition, Credit Portfolio's results were restated in the second quarter of 1999 to reflect the segment's responsibility for managing the firm's allowances for credit losses as follows: provisions for credit losses, previously included in Corporate Items, are included in the segment, and the intercompany credit loss charge previously paid to Corporate Items in lieu of recording provisions, has been eliminated. All amounts in the following tables below have been restated to reflect our current reporting structure and policies.

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

The following table presents segment pretax income for the three months ended September 30, 1999, September 30, 1998 and June 30, 1999; and the nine months ended September 30, 1999 and 1998.

SUMMARY OF  SEGMENT RESULTS
------------------------------------------------------------------------------------------------------------------
                                                                                                Asset
                                          Interest                                            Manage-
                   Investment             Rate and    Credit        Credit          Global       ment     Equity
In millions           Banking  Equities FX Markets   Markets     Portfolio         Finance   Services  Investments
------------------------------------------------------------------------------------------------------------------

THIRD QUARTER 1999

Total Revenues           $310      $289       $331      $186(a)       $269(b)(f)    $1,385       $353        $341

Total Expenses            209       214        288       156            34             901        296          53
-----------------------------------------------------------------------------------------------------------------

Pretax Income             101        75         43        30           235             484         57         288
-----------------------------------------------------------------------------------------------------------------

THIRD QUARTER 1998

Total Revenues            238       141        348      (140)(a)        50(b)(g)       637        300         160

Total Expenses            166       162        280        77            42             727        272          15
-----------------------------------------------------------------------------------------------------------------

Pretax Income              72       (21)        68      (217)            8             (90)        28         145
-----------------------------------------------------------------------------------------------------------------

SECOND QUARTER 1999

Total Revenues            320       427        555       361(a)        152(b)(f)     1,815        343          13

Total Expenses            228       236        321       210            41           1,036        276          13
-----------------------------------------------------------------------------------------------------------------

Pretax Income              92       191        234       151           111             779         67           -
-----------------------------------------------------------------------------------------------------------------

NINE MONTHS 1999

Total Revenues            888     1,004      1,548     1,243(a)        575(b)(h)     5,258      1,005         332

Total Expenses            647       680        968       625           120           3,040        836          80
-----------------------------------------------------------------------------------------------------------------

Pretax Income             241       324        580       618           455           2,218        169         252
-----------------------------------------------------------------------------------------------------------------

NINE MONTHS 1998

Total Revenues            736       520      1,583       462(a)        339(b)(g)     3,640        901         288

Total Expenses            526       578        971       537           109           2,721        833          39
-----------------------------------------------------------------------------------------------------------------

Pretax Income             210       (58)       612       (75)          230             919         68         249
-----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------
                     Proprietary
                       Investing      Proprietary  Corporate   Consol-
In millions              Trading      Investments      Items(e) idated
----------------------------------------------------------------------

THIRD QUARTER 1999

Total Revenues              ($14)(c)(d)      $327      ($80)    $1,985

Total Expenses                37               90        54      1,341
----------------------------------------------------------------------

Pretax Income                (51)             237      (134)       644
----------------------------------------------------------------------

THIRD QUARTER 1998

Total Revenues               147(c)(d)        307        57      1,301

Total Expenses                35               50        50      1,099
----------------------------------------------------------------------

Pretax Income                112              257         7        202
----------------------------------------------------------------------

SECOND QUARTER 1999

Total Revenues                44(c)(d)         57       (24)     2,191

Total Expenses                42               55        50      1,417
----------------------------------------------------------------------

Pretax Income                  2                2       (74)       774
----------------------------------------------------------------------

NINE MONTHS 1999

Total Revenues               149(c)(d)        481       (77)     6,667

Total Expenses               112              192       257      4,325
----------------------------------------------------------------------

Pretax Income                 37              289      (334)     2,342
----------------------------------------------------------------------

NINE MONTHS 1998

Total Revenues               514(c)(d)        802       108      5,451

Total Expenses               114              153       440      4,147
----------------------------------------------------------------------

Pretax Income                400              649      (332)     1,304
----------------------------------------------------------------------

(a) Revenues related to the structuring of tax-advantaged loans and structured credit products for Credit Portfolio were $5 million and $11 million for the three months ended September 30, 1999 and 1998, respectively, and $22 million for the three months ended June 30, 1999. For the nine months ended September 30, 1999 and 1998 these revenues were $45 million and $19 million, respectively. These amounts are eliminated in consolidation.

(b) The adjustment to gross-up Credit Portfolio's revenue to a taxable basis was $7 million and $6 million for the three months ended September 30, 1999 and 1998, respectively, and $7 million for the three months ended June 30, 1999. These revenues were $20 million for each of the nine months ended September 30, 1999 and 1998, respectively. These amounts are eliminated in consolidation.

(c) The adjustment to gross up the Proprietary Investing and Trading segment tax-exempt revenues to a taxable basis was $37 million and $33 million for the three months ended September 30, 1999 and 1998, respectively, and $30 million for the three months ended June 30, 1999. For the nine months ended September 30, 1999 and 1998 the adjustment was $105 million and $85 million, respectively. These amounts are eliminated in consolidation.

(d) Total return revenues, which combine reported revenues and the change in net unrealized appreciation/depreciation, were ($110) million and $167 million for the three months ended September 30, 1999 and 1998, respectively, and $26 million for the three months ended June 30, 1999. Total return for the nine months ended September 30, 1999 and 1998 was ($1) million and $455 million, respectively.

(e) We classify the revenues and expenses of Corporate Items into three broad categories:

            Recurring items not allocated to the segments - including recurring corporate items, unallocated net interest revenue, results of hedging anticipated net foreign currency revenues and expenses across all segments, corporate-owned life insurance, and equity earnings of certain affiliates. Recurring items included in revenues were ($97) million and ($18) million for the three months ended September 30, 1999 and 1998, respectively, ($30) million for the three months ended June 30, 1999, and ($86) million and ($190) million for the nine months ended September 30, 1999 and 1998, respectively.

            Nonrecurring items not allocated to the segments - includes gains on sales of businesses, revenues and expenses associated with businesses that have been sold or discontinued including revenues and expenses related to Euroclear activities, special charges, and other one-time corporate items. Nonrecurring revenues were $64 million and $130 million for the three months ended September 30, 1999 and 1998, respectively and $79 million for the three months ended June 30, 1999. Nonrecurring revenues were $199 million and $443 million for the nine months ended September 30, 1999 and 1998, respectively. Significant nonrecurring revenue items include the following: third quarter of 1998 pretax gain of $56 million related to the sale of the firm's investment management business in Australia; second quarter of 1998 pretax gain of $131 million related to the sale of the firm's global trust and agency services business. Nonrecurring expenses in the first quarter of 1998 include a charge of $215 million in connection with restructuring initiatives. Corporate items includes in revenues and expenses related to Euroclear activities as follows:

                              Third quarter  Second quarter       Nine months
                              1999     1998            1999    1999       1998
                            ---------------------------------------------------
            Total revenues    $58       $83             $67    $187       $237
            Total expenses      8        12               3      19         41
                            ---------------------------------------------------
            Pretax income      50        71              64     168        196

            Consolidation and management reporting offsets - comprises offsets to certain amounts recorded in the segments, including the allocation of earnings on equity out of corporate items and into the segments, adjustments to bring segments to a tax-equivalent basis, and other management accounting adjustments. Consolidation and management reporting offset revenues were ($47) million and ($55) million for the three months ended September 30, 1999 and 1998, respectively, ($73) million for the three months ended June 30, 1999, and ($190) million and ($145) million for the nine months ended September 30, 1999 and 1998, respectively.

(f) Includes a third quarter 1999 reversal of provision for credit losses of ($60) million.
(g)   Includes a third quarter 1998 provision for credit losses of $75 million.
(h) Includes a third quarter 1999 reversal of provision for credit losses of ($60) million, and a second quarter 1999 net reversal of provision for credit losses of ($70) million.

The following table presents segment assets at period end, as well as average period assets, for the nine months ended September 30, 1999, for the six months ended June 30, 1999, and for the year ended December 31, 1998.

Assets (a)
------------------------------------------------------------------------------------------------
                                                                          Asset
                             Interest                                   Manage-
                             Rate and    Credit     Credit    Global       Ment           Equity
In billions     Equities   FX Markets   Markets  Portfolio   Finance   Services      Investments

------------------------------------------------------------------------------------------------
1999
At September 30      $31         $122     $22          $15      $190         $9               $2
Average               35          123      26           16       200         10                1

1999
At June 30            34          126      26           16       202         10                1
Average               35          123      28           17       203          9                1

1998
At December 31        28          123      22           17       190          7                1
Average               31          137      31           21       220          7                1

------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------
                         Propriet-     Propriet-
                              ary-           ary
                         Investing       Invest-    Corporate
In billions            and Trading         ments        Items     Total
-----------------------------------------------------------------------
1999
At September 30                $41           $43          $13      $255
Average                         46            47            7       264

1999
At June 30                      47            48            9       269
Average                         47            48            8       268

1998
At December 31                  57            58            6       261
Average                         51            52            4       283
-----------------------------------------------------------------------

(a) The unrealized gains and losses related to derivatives contracts are reflected in the total assets of each respective business; however, the credit risks related to these exposures are primarily managed centrally by Credit Portfolio.

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

Because our operations are highly integrated, we need to make estimates and assumptions to identify revenues and expenses by geographic region. The following is a summary of these assumptions:

- Client-focused revenues are assigned to the region managing the client relationship for a particular product. For investment banking activities, this is the client's head office; for most other products, it is the location where the activity is transacted.
- Market making revenues that cannot be specifically attributed to individual clients (for examples, gains or losses from positions taken to facilitate client transactions) are generally allocated based on the proportion of regional revenues.
- Revenues from proprietary investing and trading activities are based on the location of the risk-taker.
- Expenses are allocated based on the estimated cost associated with servicing the regions' client base.
- Earnings on stockholders' equity are mainly allocated based on each region's proportion of regional revenue, and adjustments are made for differences between domestic and international tax rates.

The results for the three and nine months ended September 30, 1999 and 1998 were distributed among domestic and international operations, as presented in the following table.

                                                                                              Income
                                                                              Pretax            tax               Net
                                         Total              Total             income/          expense/          income/
In millions                          revenues(a,j)        expenses             (loss)         (benefit)          (loss)
------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 1999
Europe(b)                              $   595(h)         $   437             $   158          $    63          $    95
Asia Pacific                                85(h)             145                 (60)             (24)             (36)
Latin America(c)                           102(h)              35                  67               27               40
-----------------------------------------------------------------------------------------------------------------------
Total international operations             782                617                 165               66               99
Domestic operations(d)                   1,203(h)             724                 479              136              343
-----------------------------------------------------------------------------------------------------------------------
Total                                    1,985              1,341                 644              202              442
-----------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 1998
Europe(b)                                  211                354                (143)             (57)             (86)
Asia Pacific                               138(e)             106                  32               13               19
Latin America(c)                            90                 42                  48               19               29
-----------------------------------------------------------------------------------------------------------------------
Total international operations             439                502                 (63)             (25)             (38)
Domestic operations(d)                     862                597                 265               71              194
-----------------------------------------------------------------------------------------------------------------------
Total                                    1,301              1,099                 202               46              156
-----------------------------------------------------------------------------------------------------------------------
NINE MONTHS 1999
Europe(b)                                2,110(i)           1,317                 793              318              475
Asia Pacific                               408(i)             427                 (19)              (7)             (12)
Latin America(c)                           751(i)             152                 599              239              360
-----------------------------------------------------------------------------------------------------------------------
Total international operations           3,269              1,896               1,373              550              823
Domestic operations(d)                   3,398(i)           2,429                 969              246              723
-----------------------------------------------------------------------------------------------------------------------
Total                                    6,667              4,325               2,342              796            1,546
-----------------------------------------------------------------------------------------------------------------------
NINE MONTHS 1998
Europe(b)                                1,602(f)           1,371(g)              231               92              139
Asia Pacific                               507(e)             396(g)              111               45               66
Latin America(c)                           389                184                 205               82              123
-----------------------------------------------------------------------------------------------------------------------
Total international operations           2,498              1,951                 547              219              328
Domestic operations(d)                   2,953              2,196(g)              757              211              546
-----------------------------------------------------------------------------------------------------------------------
Total                                    5,451              4,147               1,304              430              874
-----------------------------------------------------------------------------------------------------------------------


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

(h) Includes 1999 third quarter reversal of provision for credit losses of ($60) million, which was recorded as follows: ($32) million in Europe, ($33) million in Asia Pacific, ($12) million in Latin America, and $17 million in Domestic operations.

(i) Includes 1999 net reversal of provision for credit losses of ($130) million, which was recorded as follows: $(21) million in Europe, ($71) million in Asia Pacific, ($41) million in Latin America, and $3 million in Domestic operations.

(j) Includes 1998 provisions for credit losses of $75 million, which was recorded as follows: $27 million in Europe, $6 million in Asia Pacific, $6 million in Latin America, and $36 million in Domestic operations.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan today reported third quarter net income of $442 million, or $2.22 per share, up from $156 million, or $0.75 per share, in the third quarter of 1998. Return on equity was 15.6% in the quarter. Net income for the first nine months was $1.546 billion compared with $874 million in the first nine months of 1998. Earnings per share were $7.76 versus $4.28 a year ago. Year-to-date return on equity was 18.6%.

The Board of Directors of J.P. Morgan also approved the purchase of up to $3 billion of J.P. Morgan common stock and announced its intention to increase the quarterly common stock dividend to $1.00 from $0.99 per share when it meets again in December. These actions reflect J.P. Morgan's strong business momentum and a significant improvement in capital productivity. Over the past seven quarters we have reduced by 50% the risk and capital needs of our credit portfolio, improved risk-taking efficiency in our markets activities, and implemented a wide-ranging productivity initiative. At the same time, our investment banking and equities activities have turned solidly profitable and the contribution of our asset management services business continues to grow. We remain committed to J.P. Morgan's strong capitalization and retain ample capital to pursue the numerous growth opportunities in our target markets.

OTHER HIGHLIGHTS FOR THE THIRD QUARTER:

-     Operating revenues of $1.985 billion were 59% ahead of last year

- Global Finance revenues of $1.385 billion reflect growth in advisory services and strong results in equities, while fixed income trading results were weaker

- Proprietary Investments revenues of $327 million were driven by results in Equity Investments

-     Assets under management increased 18% from a year ago, to $323 billion

- Core expenses before bonuses for the nine months of 1999 were down by more than $330 million

     THIRD QUARTER RESULTS AT A GLANCE

                                                            Third quarter             Second quarter
----------------------------------------------------------------------------------------------------
In millions of dollars, except per share data            1999             1998                1999
----------------------------------------------------------------------------------------------------
Revenues                                              $ 1,985          $ 1,301(a)          $ 2,191
Operating expenses                                     (1,341)          (1,099)             (1,417)
Income taxes                                             (202)             (46)               (270)
----------------------------------------------------------------------------------------------------
Net income                                                442              156                 504
Net income per share                                  $  2.22          $  0.75             $  2.52
Dividends declared per share                          $  0.99          $  0.95             $  0.99
----------------------------------------------------------------------------------------------------


(a) Includes a gain of $56 million related to the sale of the firm's investment management business in Australia.

OTHER DEVELOPMENTS

Euroclear

On September 1, 1999 J.P. Morgan and the Boards of Euroclear Clearance System PLC and Euroclear Clearance System Societe Cooperative announced the signing of a letter of intent to create a new, market-owned European bank to operate all aspects of the Euroclear System, the leading clearance and settlement system for internationally traded securities. Subject to a definitive agreement being reached, J.P. Morgan will remain operator of Euroclear until the successor bank is established, which is expected to take up to 18 months. After that, Morgan will remain an important participant and shareholder of Euroclear and retain a seat on its Board. The management and staff of Euroclear, numbering approximately 1,200 Morgan employees, will transfer to the new entity.

Under the agreement in principle Morgan will continue to receive pretax banking income from Euroclear for three years following the signing of a definitive agreement. This income is subject to a minimum of $195 million and maximum of $295 million per year, whether it is earned by Morgan prior to the formation of the new bank or afterward by the new bank. After the new bank is formed, it will also pay Morgan for certain transition costs and for assets and know-how that are transferred to it.

SEGMENT ANALYSIS

For the purposes of reporting our results, we divide our business segments or activities into three sectors: Global Finance, Asset Management Services, and Proprietary Investments. Reporting by sector helps simplify the presentation of complex, interrelated activities conducted in over thirty countries by over 15,000 people.

The first two sectors - Global Finance and Asset Management Services - comprise the services we provide to clients. Proprietary Investments represent the activities we undertake exclusively for our own account. For a description of our business sectors and activities within each sector, refer to the J.P. Morgan & Co. Incorporated 1998 Annual report. Certain information and amounts have been restated to reflect management's current reporting structure - refer to note 23, "Segments," for more details. Presented below are the summary results for each sector for the three and nine months ended September 30, 1999 and 1998, and the three months ended June 30, 1999.

SUMMARY OF SECTOR RESULTS


                                                         Interest
                             Investment                 Rate and       Credit        Credit       GLOBAL
In millions                  Banking       Equities     FX Markets     Markets       Portfolio    FINANCE
--------------------------------------------------------------------------------------------------------------
THIRD QUARTER 1999

Total Revenues               $   310       $   289       $   331       $   186          $269 (a)   $ 1,385
Total Expenses                   209           214           288           156            34           901
--------------------------------------------------------------------------------------------------------------
Pretax Income                    101            75            43            30           235           484
--------------------------------------------------------------------------------------------------------------

THIRD QUARTER 1998

Total Revenues                   238           141           348          (140)           50 (b)       637
Total Expenses                   166           162           280            77            42           727
--------------------------------------------------------------------------------------------------------------
Pretax Income                     72           (21)           68          (217)            8           (90)
--------------------------------------------------------------------------------------------------------------

                               ASSET
                                MANAGE-                Proprietary
                                MENT        Equity     Investing      PROPRIETARY    CORPORATE    CONSOL-
In millions                    SERVICES   Investments  and Trading    INVESTMENTS    ITEMS (h)    IDATED
---------------------------------------------------------------------------------------------------------
THIRD QUARTER 1999

Total Revenues               $   353       $   341      ($   14)      $   327       ($   80)      $ 1,985
Total Expenses                   296            53           37            90            54         1,341
---------------------------------------------------------------------------------------------------------
Pretax Income                     57           288          (51)          237          (134)          644
---------------------------------------------------------------------------------------------------------

THIRD QUARTER 1998

Total Revenues                   300           160          147           307            57 (c)     1,301
Total Expenses                   272            15           35            50            50         1,099
---------------------------------------------------------------------------------------------------------
Pretax Income                     28           145          112           257             7           202
---------------------------------------------------------------------------------------------------------

INCREASE /  (DECREASE), THIRD QUARTER 1999 VS THIRD QUARTER 1998

Total Revenues                    72           148           (17)          326           219           748
Total Expenses                    43            52             8            79           (8)           174
---------------------------------------------------------------------------------------------------------------
Pretax Income                     29            96           (25)          247           227           574
---------------------------------------------------------------------------------------------------------------

SECOND QUARTER 1999

Total Revenues                   320           427           555           361           152 (d)     1,815
Total Expenses                   228           236           321           210            41         1,036
---------------------------------------------------------------------------------------------------------------
Pretax Income                     92           191           234           151           111           779
---------------------------------------------------------------------------------------------------------------

Total Revenues                    53           181         (161)           20          (137)          684
Total Expenses                    24            38            2            40             4           242
---------------------------------------------------------------------------------------------------------
Pretax Income                     29           143         (163)          (20)         (141)          442
---------------------------------------------------------------------------------------------------------

SECOND QUARTER 1999

Total Revenues                   343            13           44            57           (24)        2,191
Total Expenses                   276            13           42            55            50         1,417
---------------------------------------------------------------------------------------------------------
Pretax Income                     67            --            2             2           (74)          774
---------------------------------------------------------------------------------------------------------

INCREASE / (DECREASE), THIRD QUARTER 1999 VS  SECOND QUARTER   1999

Total Revenues                   (10)         (138)         (224)         (175)          117          (430)
Total Expenses                   (19)          (22)          (33)          (54)           (7)         (135)
---------------------------------------------------------------------------------------------------------------
Pretax Income                      9          (116)         (191)         (121)          124          (295)
---------------------------------------------------------------------------------------------------------------

NINE MONTHS 1999

Total Revenues                   888         1,004         1,548         1,243           575 (e)     5,258
Total Expenses                   647           680           968           625           120         3,040
---------------------------------------------------------------------------------------------------------------
Pretax Income                    241           324           580           618           455         2,218
---------------------------------------------------------------------------------------------------------------

NINE MONTHS 1998

Total Revenues                   736           520         1,583           462           339 (b)     3,640
Total Expenses                   526           578           971           537           109         2,721
---------------------------------------------------------------------------------------------------------------
Pretax Income                    210           (58)          612           (75)          230           919
---------------------------------------------------------------------------------------------------------------

Total Revenues                     10           328          (58)          270           (56)         (206)
Total Expenses                     20            40           (5)           35             4           (76)
----------------------------------------------------------------------------------------------------------
Pretax Income                     (10)          288          (53)          235           (60)         (130)
----------------------------------------------------------------------------------------------------------

NINE MONTHS 1999

Total Revenues                  1,005           332          149           481           (77)        6,667
Total Expenses                    836            80          112           192           257         4,325
----------------------------------------------------------------------------------------------------------
Pretax Income                     169           252           37           289          (334)        2,342
----------------------------------------------------------------------------------------------------------

NINE MONTHS 1998

Total Revenues                    901           288          514           802           108 (f)     5,451
Total Expenses                    833            39          114           153           440 (g)     4,147
----------------------------------------------------------------------------------------------------------
Pretax Income                      68           249          400           649          (332)        1,304
----------------------------------------------------------------------------------------------------------

INCREASE / (DECREASE), NINE MONTHS 1999 VS NINE MONTHS 1998

Total Revenues                   152           484           (35)          781           236         1,618
Total Expenses                   121           102            (3)           88            11           319
-------------------------------------------------------------------------------------------------------------
Pretax Income                     31           382           (32)          693           225         1,299
-------------------------------------------------------------------------------------------------------------

Total Revenues                 104            44         (365)         (321)         (185)        1,216
Total Expenses                   3            41           (2)           39          (183)          178
-------------------------------------------------------------------------------------------------------
Pretax Income                  101             3         (363)         (360)           (2)        1,038
-------------------------------------------------------------------------------------------------------

(a) Includes a third quarter 1999 reversal of provision for credit losses of ($60) million.

(b)   Includes a third quarter 1998 provision for credit losses of $75 million.

(c) Includes a third quarter 1998 pretax gain of $56 million related to the sale of the firm's investment management business in Australia.

(d) Includes a second quarter 1999 net reversal of provision for credit losses of ($70) million.

(e) Includes a third quarter 1999 reversal of provision for credit losses of ($60) million, and a second quarter 1999 net reversal of provision for credit losses of ($70) million.

(f) Includes a third quarter 1998 pretax gain of $56 million related to the sale of the firm's investment management business in Australia, and a second quarter 1998 pretax gain of $131 million related to the sale of the firm's global trust and agency services business.

(g) Includes a first quarter 1998 pretax charge of $215 million related to restructuring of business activities.

(h) Corporate Items includes revenues and expenses related to Euroclear activities, as follows:

                     Third Qtr.      Third Qtr.   Second Qtr.   Nine Months    Nine Months
                        1999           1998          1999         1999          1998
------------------------------------------------------------------------------------------
Total revenues          $ 58          $ 83          $ 67          $187          $237
Total expenses             8            12             3            19            41
------------------------------------------------------------------------------------
Pretax income             50            71            64           168           196
------------------------------------------------------------------------------------

SECTOR RESULTS

Revenues were $1.985 billion in the third quarter of 1999, up 59% from the 1998 period, excluding last year's $56 million gain on the sale of our Australian investment management business. Revenues from client-focused activities, reported in the Global Finance and Asset Management Services sectors, increased 85% to $1.738 billion. Revenues from Proprietary Investments were $327 million versus $307 million a year ago.

GLOBAL FINANCE revenues of $1.385 billion more than doubled over the third quarter of 1998, which was affected by extreme market dislocations.

- Investment Banking revenues of $310 million were up 30% from last year's quarter. Advisory services, equity capital markets services, and derivative origination activities continued to expand with clients across a diverse range of industries. Advisory revenues surpassed both last year's quarter and the second quarter of 1999. For the first nine months of 1999, Thomson Financial Securities Data Corporation ranked J.P. Morgan 6th in completed mergers and acquisitions volume worldwide with a 13.1% market share.

- Equities revenues of $289 million increased $148 million from last year. Both cash and equity derivative results increased. Equity underwriting revenues increased as we continued to grow market share - J.P. Morgan ranked 6th in U.S. equity lead underwriting with a 5.5% market share for 1999 and commission revenues were more than 20% above last year on higher market share. Equity derivative revenues more than doubled from a year ago when results were affected by sharp increases in volatility and illiquid markets, but were down from the second quarter.

- Interest Rate and Foreign Exchange Markets revenues of $331 million reflect very strong derivative client activity across all regions, combined with weaker trading results. Interest Rate Markets revenues rose over last year as we continued to expand our derivative client franchise, but declined from the second quarter 1999 due to weaker trading results primarily associated with illiquid European markets early in the quarter. Foreign Exchange revenues, while stable through 1999, were down from a very strong third quarter a year ago.

- Credit Markets revenues of $186 million were achieved in a difficult environment that reflected concerns over interest rate increases and widening spreads, especially for lower-rated securities. Lower issuer and investor demand for most instruments reduced overall volumes meaningfully in the quarter, which led to a 48% decline in revenues versus the second quarter. In last year's quarter, severe market dislocations resulted in losses of $140 million.

- Credit Portfolio had revenues of $269 million compared to $152 million in the previous quarter and $50 million in the same quarter a year ago. Improving credit default swap spreads on higher-rated counterparties and continuing refinements in measuring and managing credit risk associated with derivative exposures contributed to revenues during the quarter. Ongoing improvement in credit markets and the lowering of certain emerging markets exposures in our traditional credit portfolio resulted in a $60 million reduction (i.e., income) in the allowances for credit losses after charge-offs and recoveries. The economic capital requirement of our credit portfolio has declined by 50% from December 31, 1997, in line with our previously announced target.

ASSET MANAGEMENT SERVICES revenues increased 18% to $353 million versus last year, reflecting asset growth, a shift towards higher-fee alternative investment disciplines, and performance fees. Assets under management rose 18% to $323 billion, driven by market appreciation and new business from defined benefit plans and private clients. Assets under management from private clients increased 16% to $72 billion.

PROPRIETARY INVESTMENTS revenues were $327 million, up 7%.

- Equity Investments, which represents equity portfolio management for Morgan's own account, reported revenues of $341 million in the third quarter, compared with $160 million a year ago. The increase was mostly attributable to investments in the cable television and telecommunications industries, partially offset by write-downs that primarily related to an investment in the insurance industry.

- Proprietary Investing and Trading reported a loss of $14 million compared to a gain of $147 million last year. Total return - reported revenues and the change in net unrealized value - was a loss of $110 million compared with a gain of $167 million. The lower results were driven primarily by our U.S. government agency investment portfolio and our positioning activities in Asia.

CORPORATE ITEMS had negative revenues of $80 million, including $58 million of positive revenues from activities related to Euroclear. Revenues are $56 million lower than the second quarter and $137 million lower than last year, mainly due to the change in the value of hedges of the firm's anticipated net foreign currency revenues and expenses. These hedging results are partially offset by the impact of exchange rate movements on revenues and expenses reported in the business segments. Additionally, in the third quarter of 1998, we recognized a $56 million gain on the sale of our investment management business in Australia.

FINANCIAL REVIEW

REVENUES

Revenues were $1.985 billion in the third quarter of 1999, up 59% from the 1998 period, excluding last year's $56 million gain on the sale of our Australian investment management business. Revenues were down 10% or $206 million from the second quarter of 1999. Excluding gains on business sales (See note 4, Business changes and developments), revenues for the first nine months of 1999 were $6.667 billion up 27% over the same period a year ago.

Net interest revenue represents the aggregate of interest revenue and expense generated from the firm's client-focused and proprietary activities using a variety of asset, liability, and off-balance-sheet instruments. Excluding loan loss provisions/reversals, third quarter 1999 net interest revenue was $389 million compared to $332 million in the year ago quarter. This increase resulted primarily from higher net interest revenue from activities in our Interest Rate and Foreign Exchange Markets, Credit Markets and Credit Portfolio segments. Third quarter 1999 included a $45 million negative provision to reduce the allowance for loan losses reflecting ongoing improvements in credit markets and the lowering of certain emerging markets exposures in our traditional credit portfolio. This compares to a $25 million provision to increase the allowance in the prior year quarter. Excluding loan loss provisions/reversals, net interest revenue for the first nine months of 1999 was $1.203 billion, compared with $958 million for the first nine months of 1998. Year to date September 30, 1999 included negative provisions to reduce the allowance for loan losses of $150 million, versus a provision for loan losses of $25 million in the same period a year ago.

Total trading revenue was $424 million in the third quarter of 1999 versus only $69 million in the third quarter of 1998, which was impacted by severe market dislocations. The increase was driven by higher trading revenues in our Global Finance sector primarily in our Equities, Credit Markets and Credit Portfolio segments. These results were partially offset by lower revenue in our Proprietary Investments sector. Compared to the second quarter of 1999, total trading revenue declined 47% or $379 million on lower results, primarily in our Interest Rate and Foreign Exchange Markets, Credit Markets and Equities segments. Year-to-date trading revenues increased to $2.361 billion from $1.842 billion for the first nine months of 1999.

Investment banking revenue grew 28% to $398 million in the third quarter of 1999 from $312 million in the third quarter of 1998, reflecting growth with clients across a diverse range of industries. Underwriting revenue grew 69% to $140 million, and advisory and syndication fees rose 13% to $258 million. For the first nine months of 1999, Thomson Financial Securities Data Company Inc. ranked J.P. Morgan sixth in completed merger and acquisitions worldwide, with a market share of 13.1%. Investment banking revenue for the first nine months of 1999 increased 22% to $1.245 billion, over the same 1998 period.

Investment management revenue increased 21% to $270 million in the 1999 third quarter from a year ago. Assets under management were $323 billion at September 30, 1999, compared with $274 billion a year ago; the increase reflected net new business and market appreciation. For the first nine months of 1999, investment management revenue was $776 million, an increase of 17% over the prior year period.

Fees and commissions were $206 million, up 13% from $182 million in the year-ago quarter, driven by lower fees paid to credit derivative providers and to a lesser extent higher equity commissions. For the year to date, fees and commissions were $611 million compared to $569 million in the same 1998 period.

Investment securities revenue was $271 million in the third quarter of 1999, compared to $136 million in the third quarter of 1998 and a loss of $29 million in the second quarter of 1999. This increase reflects gains from investments in the cable television and telecommunications industries, partially offset by write-downs that primarily related to an investment in the insurance industry. For the current nine-month period, investment securities revenue was $201 million versus $247 million for the first nine months of 1998.

Other revenue was negative (loss) $18 million in the third quarter of 1999, compared with revenue of $71 million a year earlier. For the third quarter of 1999, other revenue includes $45 million of losses on hedges of anticipated foreign currency revenues. These losses were partially offset by the impact of exchange rate movements on reported revenues and expenses in the respective period. Other revenue also included a $15 million negative provision to reduce the allowance for credit losses on lending commitments. For the three months ended September 30, 1998, other revenue includes a $56 million net gain on the sale of the firm's investment management business in Australia. Other revenue for the first nine months of 1999 was $120 million, compared with $179 million for the first nine months of 1998.

OPERATING EXPENSES

Operating expenses were $1.341 billion, an increase of 22% from the same period a year ago. Non-compensation operating expenses were 15% lower this quarter as we continued our focus on productivity. Compensation expenses rose as a result of increased bonus accruals. The firm's efficiency ratio was 68% in the third quarter.

Costs associated with preparation for the Year 2000 were $9 million for the third quarter, down from $45 million last year, which also included preparation for European Economic and Monetary Union. For the first nine months of 1999, costs of preparation for the Year 2000 and European Economic and Monetary Union were $47 million, down from $155 million a year ago. Third quarter 1999 software costs of $37 million were capitalized rather than recorded as expenses because of a change in accounting rules and are not included in the 1999 expenses. For the nine months ended September 30, 1999, $103 million of software costs were capitalized.

Operating expenses for the first nine months of 1999 were $4.325 billion. Before bonus accruals and excluding the effect of software capitalization, this represents a reduction of more than $330 million compared with the first nine months of last year.

At September 30, 1999, staff totaled 15,287 employees, compared with 14,902 at June 30, 1999, 15,674 at December 31, 1998 and 16,155 employees at September 30, 1998.

Income-tax expense in the third quarter totaled $202 million, based on an effective tax rate of 31%, compared with $46 million in the year-earlier quarter. The increase in expense reflects higher pretax income.

ASSETS

Total assets were $255 billion at September 30, 1999, compared with $269 billion at June 30, 1999 and $261 billion at December 31, 1998.

ASSET QUALITY

IMPAIRED LOANS

                                    September 30,            June 30,        December 31,
In millions:                             1999                 1999               1998 (a)
-----------------------------------------------------------------------------------------
Commercial and industrial               $ 131                $ 38               $ 25
Other                                      38                  29                 97
------------------------------------------------------------------------------------
Total impaired loans                      169                  67                122
------------------------------------------------------------------------------------

(a) Certain reclassifications were made to conform with the categorization used in Bank regulatory filings.

Impaired loans were $169 million at September 30, 1999 versus $67 million at June 30, 1999. The increase in "Commercial and industrial" impaired loans during the third quarter of 1999 primarily relates to newly classified loans in the Latin American steel industry.

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

The following table summarizes the activity of our allowances for credit losses for the three and nine months ended September 30, 1999 and 1998.


                                                           ALLOWANCE FOR        ALLOWANCE FOR CREDIT LOSSES ON
                                                            LOAN LOSSES             LENDING COMMITMENTS
--------------------------------------------------------------------------------------------------------------
                                                           Third        Third          Third       Third
                                                           quarter     quarter         quarter     quarter
In millions                                                 1999        1998            1999       1998
----------------------------------------------------------------------------------------------------------
BEGINNING BALANCE, JULY 1                                  $ 335       $ 392           $ 160      $ 185
-------------------------------------------------------------------------------------------------------
Provision for credit losses                                   --          25              --         --
Reversal of provision for credit losses                      (45)         --             (15)        --
-------------------------------------------------------------------------------------------------------
Recoveries:                                                   17           4              --         --

Charge-offs:
          Commercial and industrial                           (6)         (6)             --         --
          Banks                                               --          (5)             --         --
          Other                                               --          (6)             --         --
-------------------------------------------------------------------------------------------------------
Net recoveries/(charge-offs)                                  11         (13)             --         --
-------------------------------------------------------------------------------------------------------
ENDING BALANCE, SEPTEMBER 30                                 301         404             145        185
-------------------------------------------------------------------------------------------------------


                                                             ALLOWANCE FOR          ALLOWANCE FOR CREDIT LOSSES ON
                                                              LOAN LOSSES                LENDING COMMITMENTS
------------------------------------------------------------------------------------------------------------------
                                                         Nine months     Nine months   Nine months   Nine months
In millions                                                   1999          1998          1999          1998
------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE, JANUARY 1                                 $ 470         $ 546         $ 125         $ 185
------------------------------------------------------------------------------------------------------------

Provision for credit losses                                     --            25            35            --
Reversal of provision for credit losses                       (150)           --           (15)           --
------------------------------------------------------------------------------------------------------------
Reclassifications (a)                                           --           (50)           --            --
------------------------------------------------------------------------------------------------------------
Recoveries:                                                     23            13            --            --
Charge-offs:
          Commercial and industrial                            (16)          (40)           --            --
          Banks                                                 (1)          (66)           --            --
          Other, primarily financial institutions in 1999      (25)          (24)           --            --
------------------------------------------------------------------------------------------------------------
Net charge-offs                                                (19)         (117)           --            --
------------------------------------------------------------------------------------------------------------
ENDING BALANCE, SEPTEMBER 30                                   301           404           145           185
------------------------------------------------------------------------------------------------------------

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

The following table displays our allowances for credit losses by component at September 30, 1999, June 30, 1999, and December 31, 1998.


                                          ALLOWANCE FOR                    ALLOWANCE FOR CREDIT LOSSES ON LENDING
                                          LOAN LOSSES                                  COMMITMENTS
-------------------------------------------------------------------------------------------------------------------
                            September 30,    June 30,      December 31,  September 30,    June 30,     December 31,
In millions:                    1999           1999           1998           1999           1999           1998
-------------------------------------------------------------------------------------------------------------------
Specific counterparty           $ 32           $ 14           $ 34           $ 23           $ 20           $  3
Specific country                  24             32             93              1              3             30
Expected loss (b)                245            289            343            121            137             92
---------------------------------------------------------------------------------------------------------------
Total                            301            335            470            145            160            125
---------------------------------------------------------------------------------------------------------------



(b) The general component of our allowances for credit losses is used to estimate the impact of separately identified limitations in our expected loss model. Beginning in the second quarter of 1999, the general component is included as part of the expected loss component for disclosure purposes since all factors used to derive the general component relate to the expected loss component. Prior period amounts have been reclassified.

Ongoing improvements in credit markets and the lowering of certain emerging markets exposures in our traditional credit portfolio resulted in a $60 million reduction in the allowances for credit losses, before net recoveries of $11 million during the third quarter of 1999. The negative provision (revenue) of $60 million included negative provisions of $45 million for loan losses and $15 million for credit losses on lending commitments. The allowance for loan losses was $301 million at September 30, 1999, compared with $335 million at June 30, 1999. The allowance for credit losses on lending commitments was $145 million at September 30, 1999, compared to $160 million at June 30, 1999, respectively.

The specific counterparty component of the allowance for loan losses, which represents the SFAS No. 114 impairment reserve, was $32 million and $14 million at September 30, 1999 and June 30, 1999, respectively. The increase in the specific counterparty component from the prior quarter primarily reflects the addition of counterparty allocations in the Latin American steel industry. The specific counterparty component of the allowance for credit losses on lending commitments was $23 million at September 30, 1999, compared with $20 million at June 30, 1999.

The specific country component focuses on countries experiencing financial stress. The loss estimates for each country were determined by management by applying a percentage loss estimate on a "tiering of risk basis" (e.g. different loss estimates based on whether exposures are sovereigns versus corporates or cross-border versus local). To determine these estimates, management utilized historical loss experience and secondary market data, where applicable. The specific country component of the allowance for loan losses decreased to $24 million at September 30, 1999 from $32 million at

June 30, 1999. Countries included in the specific country component of the allowance for loan losses at September 30, 1999 were Brazil and Indonesia - consistent with June 30, 1999. The decrease in the specific country component of the allowance for loan losses reflects continued improvement in Brazil's credit market conditions, as well as a reduction in loan exposures. The specific country allocation of the allowance for credit losses on lending commitments represents an allocation for Indonesia at both September 30, 1999 and June 30, 1999.

The expected loss component, which includes the general component, is an estimate, based on statistical modeling, of the probable loss inherent in our existing performing portfolio of traditional credit products, net of recoveries. The general component of our allowances for credit losses is used to estimate the impact of separately identified limitations in our expected loss model. Beginning in the second quarter of 1999, the general component is included as part of the expected loss component for disclosure purposes since all factors used to derive the general component relate to the expected loss component. Prior period amounts have been reclassified to conform with this presentation. In determining the appropriate level of the general component, loss estimates related to our emerging market exposures, excluding Brazil and Indonesia which are covered by the specific country component, were adjusted to reflect the credit pricing inherent in bond spreads in emerging markets, as well as regional estimates of recovery. This adjustment was made to compensate for the fact that our expected loss model utilizes default and recovery statistics that are based on U.S. corporate experience, which do not match the risks associated with exposures in emerging markets. In addition, the general component is needed to adjust the results produced by our expected loss model to reflect facility draw-down percentages upon default that we believe are more reflective of historical and industry experience. The expected loss component of the allowance for loan losses decreased to $245 million at September 30, 1999 from $289 million at June 30, 1999. The expected loss component of the allowance for credit losses on lending commitments was $121 million at September 30, 1999, compared with $137 million at June 30, 1999. The decrease in the expected loss component in the allowances primarily reflects improved credit conditions during the year in emerging markets as indicated by an overall improvement in bond spreads in these regions.

EXPOSURES TO EMERGING COUNTRIES

The following tables present exposures to certain emerging markets based on management's view of total exposure as of September 30, 1999.

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


By type of financial instrument

                                                                            Credit                 Total
         In billions                             Deriva-     Other out-     deriva-    Commit-      cross-       Local      Total
     September 30, 1999                 Loans    tives       standings       tives     ments        border      exposure   exposure
-----------------------------------------------------------------------------------------------------------------------------------
China                                   $ --      $0.1        $ --          ($0.1)      $ --       $ --          $ --        $ --
Hong Kong                                0.2       0.5         0.4          ( 0.2)       0.2        1.1           0.3         1.4
Indonesia                                0.1        --          --             --        0.1        0.2            --         0.2
Malaysia                                  --        --          --            0.1         --        0.1            --         0.1
Philippines                               --        --         0.1             --         --        0.1            --         0.1
Singapore                                 --       0.4         0.1           (0.1)        --        0.4           0.1         0.5
South Korea                              0.2       0.8         0.4           (0.3)        --        1.1           0.5         1.6
Taiwan                                    --        --          --             --         --         --            --          --
Thailand                                  --       0.1         0.1            0.1         --        0.3            --         0.3
Other                                     --        --          --             --         --         --           0.2         0.2
---------------------------------------------------------------------------------------------------------------------------------
Total Asia, excluding Japan(a)           0.5       1.9         1.1           (0.5)       0.3        3.3           1.1         4.4
---------------------------------------------------------------------------------------------------------------------------------

Argentina                                0.1       0.1         0.8           (0.5)        --        0.5           0.4         0.9
Brazil                                   0.2        --         0.3             --         --        0.5           1.1         1.6
Chile                                    0.4        --          --             --         --        0.4            --         0.4
Colombia                                 0.2        --         0.1             --         --        0.3            --         0.3
Mexico                                   0.4       0.4         0.4           (0.3)        --        0.9           0.3         1.2
Other                                    0.2        --         0.3             --        0.1        0.6            --         0.6
---------------------------------------------------------------------------------------------------------------------------------
Total Latin America,                     1.5       0.5         1.9           (0.8)       0.1        3.2           1.8         5.0
excluding the Caribbean
---------------------------------------------------------------------------------------------------------------------------------



By type of counterparty

In billions                                               Govern-
September 30, 1999                          Banks          ments      Other         Total
-----------------------------------------------------------------------------------------
China                                      $ --          $ --          $ --          $ --
Hong Kong                                   0.6           0.2           0.6           1.4
Indonesia                                    --            --           0.2           0.2
Malaysia                                    0.1            --            --           0.1
Philippines                                  --            --           0.1           0.1
Singapore                                   0.4            --           0.1           0.5
South Korea                                 0.4           0.9           0.3           1.6
Taiwan                                       --            --            --            --
Thailand                                    0.2            --           0.1           0.3
Other                                        --           0.2            --           0.2
-----------------------------------------------------------------------------------------
Total Asia, excluding Japan(a)              1.7           1.3           1.4           4.4
-----------------------------------------------------------------------------------------

Argentina                                    --           0.4           0.5           0.9
Brazil                                      0.4           0.9           0.3           1.6
Chile                                        --            --           0.4           0.4
Colombia                                     --           0.1           0.2           0.3
Mexico                                       --           0.4           0.8           1.2
Other                                        --           0.2           0.4           0.6
-----------------------------------------------------------------------------------------
Total Latin America, excluding the          0.4           2.0           2.6           5.0
              Caribbean
-----------------------------------------------------------------------------------------

(a) Total exposures to Japan, based upon management's view, were $3.8 billion at September 30, 1999.

Total exposures to South Africa, based upon management's view, were $1.9 billion at September 30, 1999.

CAPITAL

STOCKHOLDERS' EQUITY

Total stockholders' equity was approximately $12.0 billion at September 30, 1999. Stockholders' equity included approximately $108 million of net unrealized depreciation on debt investment securities and marketable equity investment securities, net the related deferred tax benefit of $89 million. This compares with $52 million of net unrealized depreciation at June 30, 1999, net of the related tax benefit of $49 million. The net unrealized depreciation on debt investment securities was $274 million at September 30, 1999, compared with a net unrealized depreciation of $169 million at June 30, 1999. The decline in debt investment securities primarily related to decreases in the value of U.S. government and agency securities reflecting the negative effect of a rise in Treasury yields. The net unrealized appreciation on marketable equity investment securities was $76 million at September 30, 1999, and $68 million at June 30, 1999. Included in the table below are selected ratios based upon stockholders' equity.

                                                                September 30,       June 30,        December 31,    September 30,
Dollars in billions, except share data                              1999            1999                1998           1998
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                         $ 12.0           $ 11.8           $ 11.3           $ 11.5
----------------------------------------------------------------------------------------------------------------------------
Rate of return on average common stockholders'
equity (a)                                                           18.6%            20.1%             8.6%            10.3%(b)
----------------------------------------------------------------------------------------------------------------------------
As percent of period-end total assets:
  Common equity                                                       4.4%             4.1%             4.0%             3.6%
  Total equity                                                        4.7%             4.4%             4.3%             3.9%
Book value per common share (c)                                    $58.42           $57.60           $55.01           $56.22
----------------------------------------------------------------------------------------------------------------------------

(a) Represents the rate of return on average common stockholders' equity annualized based on the year-to-date results for the nine months ended September 30, 1999, six months ended June 30, 1999, year ended December 31, 1998, and nine months ended September 30, 1998. Excluding the impact of SFAS No. 115, the annualized rate of return on average common stockholders' equity would have been 18.6%, 20.2%, 8.8%, and 10.8% for the nine months ended September 30, 1999, six months ended June 30, 1999, twelve months ended December 31, 1998, and nine months ended September 30, 1998, respectively.

(b) Excluding the 1998 second quarter after tax gain of $79 million related to the sale of the firm's global trust and agency securities business, the 1998 third quarter after tax gain of $34 million related to the sale of the firm's investment management business in Australia, and the 1998 first quarter after tax charge of $129 million related to the restructuring of business activities, the annualized rate of return on average common stockholders' equity was 10.5% (including the impact of SFAS No. 115) and 11.0% (excluding the impact of SFAS No. 115) for the nine months ended September 30, 1998.

(c) Excluding the impact of SFAS No. 115, the book value per common share would have been $58.99, $57.87, $54.24, and $54.70 at September 30, 1999, June 30,
1999, December 31, 1998, and September 30, 1998, respectively.

During the third quarter of 1999, the firm purchased approximately $235 million shares of its common stock or 1.9 million shares, for a total of $682 million or
5.3 million shares in the first nine months of 1999. These purchases are part of the December 1998 authorization to repurchase $750 million of common stock subject to market conditions and other factors. These purchases may be made periodically in 1999 or beyond in the open market or through privately negotiated transactions.

As previously mentioned, the Board of Directors approved the purchase of up to $3 billion of J.P. Morgan common stock and announced its intention to increase the quarterly common stock dividend to $1.00 from $0.99 per share when it meets again in December. Refer to Financial Highlights for further information.

REGULATORY CAPITAL REQUIREMENTS

At September 30, 1999, the capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a well capitalized bank holding company and bank, respectively, at September 30, 1999.

At September 30, 1999, under the Federal Reserve Board market risk capital guidelines for calculation of risk-based capital ratios, J.P. Morgan's tier 1 and total risk-based capital ratios were 9.1% and 13.2%, respectively; the leverage ratio was 4.8%. At June 30, 1999, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.4% and 12.5%, respectively, and the leverage ratio was 4.5%. At December 31, 1998, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.0% and 11.7%, respectively, and the leverage ratio was 3.9%. Refer to note 18, Capital Requirements, for further information.

Risk-adjusted assets represent the total of all on- and off-balance sheet exposures adjusted for risk-based factors as prescribed by the Federal Reserve Board. J.P. Morgan's risk-adjusted assets as of September 30, 1999 were $134.9 billion, compared with $142.5 billion at June 30, 1999. At December 31, 1998, risk-adjusted assets were $140.2 billion.

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

Our primary tool for the systematic measuring and monitoring of market risk is the Daily Earnings at Risk (DEaR) calculation. DEaR is an estimate, at a 95% confidence level, of the worst expected loss in the value of our portfolios over a one-day time horizon. The DEaR measure makes assumptions about market behavior and takes into account numerous variables that may cause a change in the value of our portfolios, including interest rates, foreign exchange rates, equity and commodity prices and their volatilities, and correlations among these variables. Effective June 30, 1999, we enhanced our measurement of DEaR to incorporate credit risk related to counterparty exposure in our trading derivatives portfolio. We began to measure the credit risk embedded in derivative trading exposures based on market prices for credit risk. Previously, these exposures were measured using a combination of historical default experience derived from credit rating agencies and other fair value adjustments. We continue to refine our risk measurement and reporting methodology. Prior period amounts have not been restated due to data limitations. As a result, DEaR for the twelve months ended September 30, 1999 has been presented in accordance with our previous risk measurement methodology. The level of market risk, which is measured on a diversified basis, will vary with market factors, the level of client activity, and price and market movements.

Quarterly trading and proprietary investing DEaR

Firm-wide market and credit risk DEaR for our trading activities approximated $33 million at September 30, 1999 versus $45 million at June 30, 1999. This reflects, before diversification benefits, market risk DEaR of $26 million at September 30, 1999 ($27 million at June 30, 1999) and derivative credit risk DEaR of approximately $20 million at September 30, 1999 ($35 million at June 30,
1999). The decrease in credit risk DEaR reflects greater use of credit derivatives to reduce overall portfolio risk levels, as well as methodology enhancements.

DEaR for our proprietary investing activities, which consists largely of U.S. government agency securities, was $24 million at September 30, 1999, versus $30 million at June 30, 1999.

Twelve-month market risk profile

DEaR for trading activities
Average DEaR for our trading activities, excluding credit risk related to derivative counterparty exposure as previously discussed, was $32 million and ranged from $19 million to $48 million for the twelve months ended September 30, 1999. For the twelve months ended December 31, 1998, average DEaR for trading activities was $38 million and ranged from $27 million to $55 million. We evaluate the reasonableness of DEaR for our trading activities by comparing actual daily revenue to estimates predicted by our models. During the twelve months ended September 30, 1999, daily revenue fell short of the downside DEaR band (average daily revenue less the DEaR estimate) by more than the expected frequency or greater than 5% of the time. This primarily resulted from a combination of extreme market conditions experienced in the latter half of 1998 and higher average trading revenue in 1999.

Our primary market risk exposures in our trading activities:

The twelve month average and period-end DEaR for September 30, 1999 and December 31, 1998, segregated by type of market risk exposure associated with our trading activities, is presented in the table below.


----------------------------------------------------------------------------------------------------------------------
                                                      Twelve months ended                         Period-end
                                                           (Average)
                                         ------------------------------------ ---------------- -----------------------
                                            September 30,       December 31,     September 30,           December 31,
In millions                                          1999               1998              1999                   1998
----------------------------------------------------------------------------------------------------------------------
Interest rate risk                                    $27                $30               $20                    $31
Foreign exchange rate risk                              9                 18                 7                     11
Equity price risk                                       8                 12                 2                     12
Commodity price risk                                    2                  3                 -                      3
Diversification effects                               (14)               (25)               (3)                   (22)
----------------------------------------------------------------------------------------------------------------------
Total                                                  32                 38                26                     35
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

DEaR for proprietary investing activities
Average DEaR for our proprietary investing activities for the twelve months ended September 30, 1999 was $42 million, and ranged from $19 million to $109 million. This compares with average DEaR of $33 million and a range from $8 million to $109 million for the twelve months ended December 31, 1998.

The primary sources of market risk associated with our proprietary investing activities are spread risk in our mortgage-backed securities portfolio and interest rate risk associated with fixed income securities. Spread risk is the possibility that changes in credit spreads will affect the value of our financial instruments.

In estimating risk for our investing activities, we have measured the risk in this portfolio using the same one-day horizon and 95% confidence interval used for trading, in order to facilitate aggregation with our trading risk activities. This approach to risk estimation does not, however, fit well with the longer horizon or with other risk features of these nontrading activities. For this reason, we also track risk in our investing portfolio using a one-week value-at-risk measure to evaluate our risk estimates relative to total return. For the twelve months ended September 30, 1999, weekly total return fell short of expected weekly results by amounts greater than related weekly risk estimates on more times than the expected frequency. This resulted primarily from the extreme market conditions experienced in the latter half of 1998.

Aggregate DEaR
Aggregate DEaR, excluding derivative credit risk DEaR, averaged $57 million for the twelve months ended September 30, 1999 and ranged from $26 million to $120 million. For the twelve months ended December 31, 1998, average aggregate DEaR was $55 million and ranged from $33 million to $120 million.

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

- Testing: We established a consistent testing methodology, conducted unit and system tests, and received certification sign-off from senior business managers. Status: complete.

- Implementation: This final phase entailed the implementation of critical updated applications and products and conducting final compliance certification. Status: complete.

The awareness and inventory/assessment phases were completed in 1997. The renovation/replacement and testing phases are now fully complete. As of September 30th, we met all Federal Financial Institutions Examination Council (FFIEC) and Federal Reserve requirements. We have also successfully participated in several industry tests including (i) the Securities Industry Association-sponsored Equities Beta Test (July 1998), Market Data Beta Test (February 1999) and Industry-wide Street Test (March-April 1999), (ii) the Futures Industry Association-sponsored Futures and Options Beta

Test (September 1998), (iii) the New York Clearing House's Global Payments Systems Test (September 1999), (iv) various non-US industry tests in such countries as the United Kingdom, Germany, Japan, Singapore, Argentina, and (v) point to point testing with major financial clearing entities.

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

As such, the focus of the program is now concentrated on the assessment and mitigation of external risks. The overall goal of our Risk Mitigation Delivery Model is to identify year 2000 risks and institute plans to mitigate these risks. The following steps have been, or are being, taken:

- Identify and address the year 2000 program risks which would prevent the completion of work to achieve year 2000 compliance for all high critical/high risk functions - Status: complete;

- Deploy mitigation strategies prior to the millennium event in order to reduce the probability of business disruption at the millennium change -
     Status: complete;

- Develop business recovery plans for high likelihood and impact risk areas in the event of post-millennium failure - Status: complete;

- Develop an overall command center (crisis management) framework for successfully responding to potential business disruptions as they occur, caused either by internal or external failures - Status: complete;

- Establish risk committees within each line of business to monitor risk sources and oversee the implementation of the above mitigation - Status: complete;

- Validate command center framework and perform "dress rehearsals" of business recovery plans - Status: A global, firmwide test of our command center framework was conducted in October 1999. The test included all businesses in all regions and involved all levels of staff including senior business managers and decision makers. Additional tests will be conducted in November and December.

To date, we have completed readiness assessments of the key clients who, in aggregate, represent the majority of our credit exposure. A process is in place to monitor readiness on an ongoing basis and take credit action where appropriate. We have also assessed the readiness of important non-client counterparties and individual countries; in the latter case we have done so in conjunction with the Global 2000 Coordinating Group, an industry group formed to facilitate the readiness of the global financial community for the year 2000 date change. These assessments are updated on an ongoing basis, in particular with respect to counterparties and countries who fall into the "high risk, high impact" category. We have developed scenario and contingency plans that identify and track the impact and likelihood of key events that could impact our ability to conduct business as usual. These plans identify trigger points to actions that will mitigate risk on a timely basis, prior to the millennium. During the first half of 1999, business recovery plans were developed to manage both internal and external failures that may take place over and after the millennium changeover, including February 29, 2000. Validation and "dress rehearsals" of the business recovery plans have occurred and will continue throughout the year.

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

Costs to prepare the firm for year 2000 are estimated at $300 million, including $265 million incurred through September 1999 ($225 million through December 31, 1998; $40 million in the nine months ended September 30, 1999). Costs incurred relating to this project are funded through operating cash flow and expensed during the period in which they are incurred. The firm's expectations about future costs associated with the year 2000 are subject to uncertainties that could cause actual spending to differ materially from that anticipated.

The above section on the year 2000 initiative contains forward-looking statements including, without limitation, statements relating to the firm's plans, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Estimates are based on assumptions of future events, including the availability of resources, third-party renovation plans and other factors. There can be no guarantee, however, that our estimates will be achieved, or that there will not be a delay in achieving our plans. Specific factors that could cause actual results to differ materially from our estimates include, but are not limited to, the availability and cost of resources, the ability to locate and correct all relevant noncompliant systems, and timely responses to and renovations by third-parties, and similar uncertainties. Refer to page 38 for more information on forward-looking statements.

-------------------------------------------------------------------------------
    CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
     J.P. Morgan & Co. Incorporated
-------------------------------------------------------------------------------

Dollars in millions,
Interest and average rates
on a taxable-equivalent basis
                                                                                Three months ended
                                                       ----------------------------------------------------------------------------
                                                              September 30, 1999                   September 30, 1998
                                                       ----------------------------------------------------------------------------
                                                       Average                 Average    Average                   Average
                                                       balance    Interest       rate     balance        Interest    rate
                                                       ----------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.                  $ 2,520      $    61       9.60%      $ 1,925      $   107      22.05%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                         455           10       8.72           673           16       9.43
    U.S. state and political subdivision                1,322           40      12.00         1,695           43      10.06
    Other                                              23,349          341       5.81        18,500          259       5.55
Debt investment securities in offices
  outside the U.S. (a)                                  2,190           27       4.89         1,357           22       6.43
Trading account assets:
    In offices in the U.S.                             34,276          587       6.79        30,750          473       6.10
    In offices outside the U.S.                        23,957          383       6.34        35,056          655       7.41
Securities purchased under agreements to resell:
    In offices in the U.S.                             22,184          290       5.19        15,372          226       5.83
    In offices outside the U.S.                        13,013          117       3.57        24,330          307       5.01
Securities borrowed,
    mainly in offices in the U.S.                      37,037          456       4.88        40,796          568       5.52
Loans:
    In offices in the U.S.                              8,062          131       6.45         6,496          124       7.57
    In offices outside the U.S.                        17,964          284       6.27        23,666          404       6.77
Other interest-earning assets (b):
    In offices in the U.S.                              2,953           39          *         3,318           34          *
    In offices outside the U.S.                           896           33          *           790           31          *
-----------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                        190,178        2,799        5.84      204,724      3,269           6.34
Cash and due from banks                                 1,141                                 1,495
Other noninterest-earning assets                       64,590                                78,418
-----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                         255,909                               284,637
-----------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended September 30, 1999 and 1998.

(a) For the three months ended September 30, 1999 and 1998, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates
on a taxable-equivalent basis
                                                                                Three months ended
                                                       ----------------------------------------------------------------------------
                                                              September 30, 1999                   September 30, 1998
                                                       ----------------------------------------------------------------------------
                                                       Average                    Average       Average                    Average
                                                       balance       Interest      rate         balance        Interest      rate
                                                       ----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                            $ 4,785        $    68        5.64%        $ 4,421        $    67        6.01%
    In offices outside the U.S.                        43,704            480        4.36          48,196            578        4.76
Trading account liabilities:
    In offices in the U.S.                              7,320            123        6.67           9,204            159        6.85
    In offices outside the U.S.                        14,400            175        4.82          13,014            227        6.92
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                           62,583            792        5.02          73,845          1,054        5.66
Commercial paper, mainly in offices
    in the U.S.                                        12,437            164        5.23          10,221            145        5.63
Other interest-bearing liabilities:
    In offices in the U.S.                              7,758            156        7.98          10,976            214        7.74
    In offices outside the U.S.                         2,726             56        8.15           4,540             73        6.38
Long-term debt,
    mainly in offices in the U.S.                      27,441            380        5.49          27,136            400        5.85
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    183,154          2,394        5.19         201,553          2,917        5.74
Noninterest-bearing deposits:
    In offices in the U.S.                                899                                        717
    In offices outside the U.S.                           570                                        791
Other noninterest-bearing
    liabilities                                        59,518                                     69,780
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     244,141                                    272,841
Stockholders' equity                                   11,768                                     11,796
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                              255,909                                    284,637
Net yield on interest-earning assets                                                0.84                                       0.68
------------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                    405                                        352
------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
    CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
     J.P. Morgan & Co. Incorporated

-------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates
on a taxable-equivalent basis
                                                                                Nine months ended
                                                       ----------------------------------------------------------------------------
                                                              September 30, 1999                   September 30, 1998
                                                       ----------------------------------------------------------------------------
                                                       Average                    Average       Average                    Average
                                                       balance       Interest      rate         balance        Interest      rate
                                                       ----------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.                     $ 2,574       $   221       11.48%       $ 1,946       $   236       16.21%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                            555            35        8.43            743            46        8.28
    U.S. state and political subdivision                   1,483           130       11.72          1,407           117       11.12
    Other                                                 25,579         1,062        5.56         19,257           815        5.66
Debt investment securities in offices
  outside the U.S. (a)                                     2,579            93        4.82          1,737            95        7.31
Trading account assets:
    In offices in the U.S.                                31,930         1,482        6.21         30,015         1,418        6.32
    In offices outside the U.S.                           27,055         1,282        6.34         38,286         2,021        7.06
Securities purchased under agreements
  to resell and federal funds sold,
    In offices in the U.S.                                20,793           769        4.94         15,075           617        5.47
    In offices outside the U.S.                           13,415           419        4.18         23,495           876        4.98
Securities borrowed,
    mainly in offices in the U.S.                         37,889         1,374        4.85         40,641         1,578        5.19
Loans:
    In offices in the U.S.                                 6,829           345        6.75          6,628           357        7.20
    In offices outside the U.S.                           19,529           906        6.20         25,116         1,264        6.73
Other interest-earning assets (b):
    In offices in the U.S.                                 2,061            82           *          2,269           109           *
    In offices outside the U.S.                              946           110           *          1,001           119           *
-----------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                           193,217         8,310        5.75        207,616         9,668         6.23
Cash and due from banks                                    1,411                                    1,358
Other noninterest-earning assets                          69,381                                   73,097
-----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                            264,009                                  282,071
-----------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the nine months ended September 30, 1999 and 1998.

(a) For the nine months ended September 30, 1999 and 1998, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

* Not meaningful

-------------------------------------------------------------------------------
    CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
     J.P. Morgan & Co. Incorporated

-------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates
on a taxable-equivalent basis
                                                                                Nine months ended
                                                       ----------------------------------------------------------------------------
                                                              September 30, 1999                   September 30, 1998
                                                       ----------------------------------------------------------------------------
                                                       Average                    Average       Average                    Average
                                                       balance       Interest      rate         balance        Interest      rate
                                                       ----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                            $ 7,137        $   269        5.04%        $ 7,318        $   306        5.59%
    In offices outside the U.S.                        45,695          1,454        4.25          50,053          1,832        4.89
Trading account liabilities:
    In offices in the U.S.                              6,870            351        6.83           9,972            553        7.41
    In offices outside the U.S.                        13,949            515        4.94          14,527            665        6.12
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                           62,322          2,260        4.85          70,551          2,923        5.54
Commercial paper, mainly in offices
    in the U.S.                                        10,962            418        5.10           9,363            395        5.64
Other interest-bearing liabilities:
    In offices in the U.S.                              8,954            502        7.50          12,947            635        6.56
    In offices outside the U.S.                         3,595            150        5.58           3,934            205        6.97
Long-term debt,
    mainly in offices in the U.S.                      28,038          1,131        5.39          25,748          1,145        5.95
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    187,522          7,050        5.03         204,413          8,659        5.66
Noninterest-bearing deposits:
    In offices in the U.S.                                896                                        880
    In offices outside the U.S.                           601                                        858
Other noninterest-bearing
    liabilities                                        63,350                                     64,275
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     252,369                                    270,426
Stockholders' equity                                  11,640                                      11,645
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                              264,009                                    282,071
Net yield on interest-earning assets                                                0.87                                       0.65
-----------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                  1,260                                      1,009
-----------------------------------------------------------------------------------------------------------------------------------

CROSS-BORDER AND LOCAL OUTSTANDINGS UNDER THE REGULATORY BASIS

For financial reporting purposes only, the following table presents our cross-border and local outstandings under the regulatory basis established by the Federal Financial Institutions Examination Council (FFIEC). Bank regulatory rules differ from management's view in the treatment of credit derivatives, trading account short positions, and the use of fair value versus cost of investment securities. In addition, management does not net local funding or liabilities against any local exposures as allowed by the FFIEC. Refer to page 36 for more information on exposures based on the management view.

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

The following table shows each country where cross-border and local outstandings exceed 0.75% of total assets, as of September 30, 1999.

                                                                                                           Total out-
                                                                                                           standings
                                                        Net local       Total        % of                        and
In millions                       Govern-                    out-        out-       Total       Commit-      commit-
September 30, 1999     Banks        ments    Other(a)   Standings   standings      assets         ments        ments
---------------------------------------------------------------------------------------------------------------------

Germany              $11,412       $3,103      $1,513          $-     $16,028        6.29%         $958      $16,986
United Kingdom         6,952          718       2,484           -      10,154        3.98         1,080       11,234
Netherlands            4,989        1,218       3,680           -       9,887        3.88           552       10,439
Italy                  1,848        3,931       1,287           -       7,066        2.77            41        7,107
France                 2,849        1,325       2,815           -       6,989        2.74           815        7,804
Spain                  2,129        1,738       1,537           -       5,404        2.12           313        5,717
Switzerland            2,046          388       1,079           -       3,513        1.38           575        4,088
Japan (b)              1,520          486       1,010           -       3,016        1.18         1,068        4,084
Luxembourg               331           19       2,440           -       2,790        1.09            40        2,830
Mexico (b)                52        1,775         729         163       2,719        1.07             9        2,728
Cayman Islands             7            -       2,474           -       2,481        0.97         1,168        3,649
Argentina (b)            154        1,799         330           -       2,283        0.90             -        2,283
Brazil (b)                55        1,366         340         295       2,056        0.81             -        2,056
---------------------------------------------------------------------------------------------------------------------

(a) Includes nonbank financial institutions and commercial and industrial entities.
(b)  See page 36 for exposures to these countries under the management view.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           12. Statement re computation of ratios (incorporated by reference to exhibit 12 to J.P. Morgan's report on Form 8-K, dated October 18, 1999)

           27.   Financial data schedule

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999:

            July 19, 1999 (Items 5 and 7)
            Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three-month period ended June 30, 1999.

         September 1, 1999 (Items 5 and 7)
         Reported the issuance by J.P. Morgan of a joint press release announcing that it and the Boards of Euroclear Clearance System PLC and Euroclear Clearance System Societe Cooperative (the "Boards") have signed a letter of intent to create a new Euroclear bank that will take over J.P. Morgan's operating and banking roles to the Euroclear system once the successor bank is established.

         September 8, 1999 (Items 5 and 7)
         Reported the issuance by J.P. Morgan of two separate press releases announcing that Lloyd D. Ward, Chairman and Chief Executive Officer of Maytag Corporation, has been elected to the Board of Directors (release dated September 8, 1999), and that the firm held a planned update for the investment community covering the firm's progress on strategic initiatives (release dated September 9, 1999)

                                   SIGNATURES


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

DATE: November 15, 1999