Form 10-K
period 1999-12-31
MORGAN J P & CO INC
filed 2000-03-08
CIK 68100

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of J.P. Morgan totaled $17,589,370,207 at February 25, 2000.

     The number of shares outstanding of J.P. Morgan's Common Stock, $2.50 Par Value, at February 25, 2000, 163,053,258 totaled shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

     J.P. Morgan's Annual Report to Stockholders for the year ended December 31, 1999, is incorporated by reference in response to Part I, Items 1, 2, 3, and 4;
Part II, Items 5, 6, 7, 7a, 8, and 9; and Part IV, Item 14 of Form 10-K.

     J.P. Morgan's definitive Proxy Statement dated March 8, 2000, is incorporated by reference in response to Part III, Items 10, 11, 12, and 13 of Form 10-K.

                         ------------------------------


PART I

All references to pages appearing in the J.P. Morgan & Co. Incorporated (J.P. Morgan) Annual Report to Stockholders for the year ended December 31, 1999, attached hereto as Exhibit 13, are incorporated herein by reference in accordance with General Instruction G to Form 10-K. This document shall be deemed to have been "filed" only to the extent of the material incorporated herein by reference.


ITEM 1.

Description of business:

Refer to pages 22, 27-36, and 53 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference.(See Exhibit 13 to this Form 10-K)

Number of employees:

Refer to page 114 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

Financial information about foreign and domestic operations:

Refer to pages 50 and 108-109 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K). Also refer to the subsequent section titled Cross-border and local outstandings under the regulatory basis.

Distribution of assets, liabilities, and stockholders' equity; interest rates and interest differential:

Refer to pages 116-118 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

Investment portfolio:

Refer to pages 80-82 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K.)

Loan portfolio:

For significant accounting policies and details regarding our loan portfolio and impaired loans as of December 31, 1999 and 1998, refer to pages 67-69 and pages 87-90 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K).

In addition, the table below provides period-end information prior to December 31, 1998 related to our loan portfolio. The information is presented by industry of borrower and location of booking office as of December 31, 1997, 1996 and 1995.

--------------------------------------------------------------------------------------------------------------
In millions:  December 31                                                1997             1996           1995
--------------------------------------------------------------------------------------------------------------
Loans in offices in the U.S.
Commercial and industrial                                            $  1 326         $  1 878       $  1 990
Financial institution:
         Banks                                                            232              641            729
         Other financial institutions                                     939              902            527
Collateralized by real estate                                           1 330              324            365
Other, primarily individuals and including
         U.S. state and political subdivisions                          1 509            1 488          1 666
--------------------------------------------------------------------------------------------------------------
                                                                        5 336            5 233          5 277
--------------------------------------------------------------------------------------------------------------

Loans in offices outside the U.S.
Commercial and industrial                                              12 576           12 026         10 045
Financial institution:
         Banks                                                          3 419            2 853          1 447
         Other financial institutions                                   4 805            4 522          3 013
Collateralized by real estate                                           1 153              364            281
Foreign governments and official
         institutions                                                     693              811          1 042
Other, primarily individuals and including
         U.S. state and political subdivisions                          3 596            2 311          2 348
--------------------------------------------------------------------------------------------------------------
                                                                       26 242           22 887         18 176
--------------------------------------------------------------------------------------------------------------
Total loans                                                            31 578           28 120         23 453
--------------------------------------------------------------------------------------------------------------

Impaired Loans

In addition, the following table presents impaired loans - net of charge-offs - organized by the location of the counterparty as of December 31, 1997, 1996 and 1995.

---------------------------------------------------------------------------------------------------------
In millions:  December 31                                          1997            1996              1995
---------------------------------------------------------------------------------------------------------
Counterparties in the U.S.
Commercial and industrial                                         $  12           $  83             $  59
Other                                                                16              17                31
---------------------------------------------------------------------------------------------------------
                                                                     28             100                90
---------------------------------------------------------------------------------------------------------
Counterparties outside the U.S.
Commercial and industrial                                            44               6                 8
Banks                                                                28               1                 1
Other                                                                13              13                18
---------------------------------------------------------------------------------------------------------
                                                                     85              20                27
---------------------------------------------------------------------------------------------------------
Total impaired loans                                                113             120               117
---------------------------------------------------------------------------------------------------------

Certain reclassifications were made to the above table to conform with the categorization used in Bank regulatory filings. The above amounts are categorized on the same basis as the impaired loans disclosure in J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See
Exhibit 13 to this Form 10-K.)

The following table presents an analysis of the changes in impaired loans for the periods ended prior to December 31, 1998.

------------------------------------------------------------------------------------------------------
In millions                                                         1997        1996             1995
------------------------------------------------------------------------------------------------------
Impaired loans, January 1                                           $120        $117             $219
------------------------------------------------------------------------------------------------------
Additions to impaired loans                                          123         123              124
Less:
       Repayments of principal, net of additional advances          (21)        (57)            (113)
       Impaired loans returning to accrual status                   (48)           -                -
       Charge-offs:(a)
            Commercial and industrial                               (21)        (30)             (39)
            Banks and other financial institutions                  (17)           -                -
            Other                                                    (2)         (9)             (16)
       Interest and other credits                                    (7)        (11)             (12)
       Sales and swaps of loans                                     (14)        (13)             (46)
------------------------------------------------------------------------------------------------------
Impaired loans, December 31                                          113         120              117
------------------------------------------------------------------------------------------------------

Summary of loan loss experience:

For significant accounting policies and details regarding our loan loss experience for the years ended December 31, 1999, 1998 and 1997, refer to pages 67-69 and pages 91-92 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K). In addition, the tables below provide a summary of credit loss experience for the years ended December 31, 1996 and 1995.

Allowances for credit losses

Prior to December 31, 1996, our reserves and allowances for credit losses were displayed in the aggregate as a reduction of loans in our Consolidated balance sheet. Beginning December 31, 1996, in accordance with the American Institute of Certified Public Accountants (AICPA) Banks and Savings Institutions Audit Guide, the aggregate allowance was apportioned and displayed as a reduction to loans, as a reduction of trading assets related to determining the fair value of our derivatives portfolio, and as other liabilities related to off-balance-sheet lending commitments. Amounts were allocated based on assigning specific counterparty, industry, and country allocations based on product or balance sheet caption of the underlying counterparty exposure; amounts related to the general component were proportionally allocated to balance sheet captions based on an assessment of the level of risk of the underlying exposures.

The following table summarizes the activity of the allowance for loan losses for the years ended December 31, 1996 and 1995.

------------------------------------------------------------------------------------------------------
In millions                                                                  1996                 1995 (d)
------------------------------------------------------------------------------------------------------
Beginning balance, January 1                                             $  1 130 (c)         $  1 131
------------------------------------------------------------------------------------------------------
Reclassifications in the U.S.                                               (198)                    -
Reclassifications outside the U.S.                                          (352)                    -
------------------------------------------------------------------------------------------------------
                                                                            (550) (c)                -
------------------------------------------------------------------------------------------------------
Recoveries:

       Counterparties in the U.S.                                              20                   37
       Counterparties outside the U.S.                                          5                   17
------------------------------------------------------------------------------------------------------
                                                                               25                   54
------------------------------------------------------------------------------------------------------
Charge-offs:

       Counterparties in the U.S.                                            (36)                 (45)
       Counterparties outside the U.S.
              Commercial and industrial                                       (1)                  (6)
              Banks and other financial institutions                            -                    -
              Other                                                           (2)                  (4)
------------------------------------------------------------------------------------------------------
                                                                             (39)                 (55)
------------------------------------------------------------------------------------------------------
Net charge-offs(a)                                                           (14)                  (1)
------------------------------------------------------------------------------------------------------
Ending balance, December 31                                                   566                1,130
------------------------------------------------------------------------------------------------------
International portion of the allowance,  December 31                          389 (b)              716
------------------------------------------------------------------------------------------------------

(a) Net charge-offs as a percentage of average loans were 0.05%, and 0.01% for 1996 and 1995, respectively.
(b) Not reflected in the above table are transfers to the international portion of the allowance from the domestic portion of $23 million in 1996.
(c) Balance at January 1, 1996 represents the aggregate allowance. Reclassifications represent the estimated apportionment of the aggregate allowance at December 31, 1995 as well as changes across balance sheet captions for allowances during 1996. Reclassifications had no impact on net income and, accordingly, were not shown on the Consolidated statement of income. Subsequent to July 1, 1998, reclassifications across balance sheet captions for allowances are reflected as provisions or reversals of provisions in the Consolidated statement of income. If reclassifications prior to July 1, 1998 were included in the Consolidated statement of income, these captions would change as follows, with no impact on net income: in 1996, Provision for loan losses would decrease by $307 million, Trading revenue would decrease by $196 million, and Other revenue would decrease by $111 million.
(d) 1995 summarizes the activity of the aggregate allowance for credit losses that was shown as a reduction of loans in 1995.

The following table summarizes the activity of the allowance for credit losses on lending commitments for the year ended December 31, 1996.

-------------------------------------------------------------------------
In millions                                                         1996
-------------------------------------------------------------------------
Beginning balance, January 1                                       $   -
-------------------------------------------------------------------------
Reclassifications in the U.S.                                        111
Reclassifications outside the U.S.                                    89
-------------------------------------------------------------------------
                                                                     200 (b)
-------------------------------------------------------------------------
Ending balance, December 31                                          200
-------------------------------------------------------------------------
International portion of the allowance,  December 31(a)               89
-------------------------------------------------------------------------

(a) Not reflected in the above table are transfers to the international portion of the allowance from the domestic portion of $89 million in 1996.

(b) Refer to note (c) to the table above.

The following table displays our allowances for loan losses and credit losses on lending commitments by component as of December 31, 1996.

--------------------------------------------------------------------------------------------------------------
                                                                                                      Lending
In millions:                                                                     Loans            commitments
--------------------------------------------------------------------------------------------------------------
Specific counterparty components in the U.S.                                       $86                    $31
Specific counterparty components outside the U.S.                                   28                     31
--------------------------------------------------------------------------------------------------------------
Total specific counterparty                                                        114                     62
--------------------------------------------------------------------------------------------------------------
Expected loss (a)                                                                  452                    138
--------------------------------------------------------------------------------------------------------------
Total                                                                              566                    200
--------------------------------------------------------------------------------------------------------------

(a)During 1999, we revised our model for calculating expected credit losses to incorporate factors for estimating loss previously included in our country, industry, expected loss, and general components of our allowances. For disclosure purposes, the country, industry, expected loss, and general components of prior periods have been aggregated and included in the expected loss caption in the above table.

The following table displays our aggregate allowance for credit losses by component as of December 31, 1995

---------------------------------------------------------------------------------------
In millions:                                                                      1995
Specific counterparty components in the U.S.                                      $142
Specific counterparty components outside the U.S.                                   59
---------------------------------------------------------------------------------------
Total specific counterparty                                                        201
---------------------------------------------------------------------------------------
Expected loss (a)                                                                  929
---------------------------------------------------------------------------------------
Total                                                                            1 130
---------------------------------------------------------------------------------------

(a)During 1999, we revised our model for calculating expected credit losses to incorporate factors for estimating loss previously included in our country, industry, expected loss, and general components of our allowances. For disclosure purposes, the country, industry, expected loss, and general components of prior periods have been aggregated and included in the expected loss caption in the above table.

Deposits:

Refer to page 93 and pages 116-118 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

Return on equity and assets:

Refer to pages 114 and 115 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

Short-term borrowings:

Refer to page 94 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

Cross-border and local outstandings under the regulatory basis:

The following presents our cross-border and local outstandings under the regulatory basis established by the Federal Financial Institutions Examination Council (FFIEC). Bank regulatory rules differ from management's view in the treatment of credit derivatives, trading account short positions, and the use of fair value versus cost of investment securities. In addition, management does not net local funding or liabilities against any local exposures as allowed by the FFIEC. Refer to page 50 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference as Exhibit 13 to this Form 10-K for more information on exposures based on the management view.

In accordance with the regulatory rules, cross-border outstandings include, regardless of currency:

- all claims of our U.S. offices against foreign residents

- all claims of our foreign offices against residents of other foreign countries

Local outstandings include all claims of our foreign offices with residents of the same foreign country, net of local funding.

All outstandings are primarily based on the location of the ultimate counterparty; that is, if collateral or a formal guarantee exists, the country presented is determined by the location where the collateral is held and realizable, or the location of the guarantor. In 1998 and 1997, securities purchased under agreements to resell are included based upon domicile of counterparty and are not risk shifted to the country of collateral. Cross-border and local outstandings include the following: interest-earning deposits with banks; investment securities; trading account assets including derivatives; securities purchased under agreements to resell; loans; accrued interest; investments in affiliates; and other monetary assets. Commitments include all cross-border commitments to extend credit, standby letters of credit, and guarantees, and securities lending indemnifications.

The following tables show each country where cross-border and local outstandings exceed 0.75% of total assets, as of December 31, 1999, 1998, and 1997.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Total out-
                                                          Net local      Total        % of                     standings
In millions                         Govern-                    out-       out-       total     Commit-               and
December 31, 1999           Banks     ments    Other(a)   standings  standings      assets       ments       commitments
----------------------------------------------------------------------------------------------------------------------------
Germany                    $7,988    $3,849      $2,100          $-    $13,937        5.34 %      $984           $14,921
The Netherlands             5,442     2,081       5,755           -     13,278        5.09         944            14,222
Italy                       2,066     7,265       1,253          12     10,596        4.06          36            10,632
France                      2,164     2,219       3,185           -      7,568        2.90         909             8,477
Japan                       3,137       918       2,744           -      6,799        2.61           2             6,801
United Kingdom              1,775       416       3,276           -      5,467        2.10       1,375             6,842
Switzerland                 1,541       439       1,977         525      4,482        1.72         890             5,372
Canada                        859       793       1,447           -      3,099        1.19       1,186             4,285
Spain                         572     1,077       1,154          91      2,894        1.11         315             3,209
South Africa                  947     1,253         483          80      2,763        1.06          43             2,806
Mexico                         42     1,185         988           -      2,215        0.85          25             2,240
----------------------------------------------------------------------------------------------------------------------------

(a) Includes nonbank financial institutions and commercial and industrial entities.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                               Total out-
                                                            Net local        Total      % of                   standings
In millions                           Govern-                    out-         out-     total        Commit-          and
December 31, 1998           Banks       ments   Other(a)    standings    standings    assets          ments  commitments
----------------------------------------------------------------------------------------------------------------------------
Japan                   $   1 064     $11 189  $   2 327     $  5 049    $  19 629      7.52 %      $ 1 204    $  20 833
Germany                    11 983       1 533      1 578          169       15 263      5.85          1 415       16 678
Italy                       2 921       9 597        562           73       13 153      5.04             76       13 229
France                      5 604         994      2 282            -        8 880      3.40          2 318       11 198
The Netherlands             6 101         878        906            -        7 885      3.02            367        8 252
United Kingdom              3 362         104      4 293            -        7 759      2.97          1 306        9 065
Cayman Islands                151           -      4 630            -        4 781      1.83            300        5 081
Spain                       1 854       1 216      1 376          189        4 635      1.78            512        5 147
Switzerland                 2 249         615      1 357            -        4 221      1.62            802        5 023
Belgium                     1 429       1 135      1 088            -        3 652      1.40          4 469        8 121
Canada                      1 776         957        758            -        3 491      1.34          1 601        5 092
South Korea                   891         656        736            -        2 283      0.87             54        2 337
Hong Kong                     251          16        803        1 082        2 152      0.82            188        2 340
------------------------------------------------------------------------------------------------------------------------------

(a) Includes nonbank financial institutions and commercial and industrial entities.

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Total out-
                                                                    Net                                                   standings
In millions                                                       local          Total         % of                             and
December 31, 1997                      Govern-                     out-           out-       total         Commit-          commit-
                          Banks         ments       Other(a)  standings      standings       assets          ments            ments
-----------------------------------------------------------------------------------------------------------------------------------
United Kingdom         $  6 314     $     643     $ 6 181          $ -      $  13 138        5.01  %     $  1 185        $  14 323
Japan                     2 748         5 410       2 876            -         11 034        4.21           1 866           12 900
France                    5 614         1 025       2 072          744          9 455        3.61           1 889           11 344
Germany                   4 904         2 855       1 014           24          8 797        3.36           1 230           10 027
Cayman Islands                6           473       6 368            -          6 847        2.61             160            7 007
The Netherlands           2 751           999       2 082            -          5 832        2.22             704            6 536
Italy                     1 644         3 238         623            -          5 505        2.10               4            5 509
Belgium                   2 104         1 938       1 199            -          5 241        2.00           4 191            9 432
Switzerland               2 742           556       1 028          477          4 803        1.83           1 319            6 122
Canada                    1 490         1 840         791            -          4 121        1.57           1 716            5 837
Spain                     1 362         1 783         545            -          3 690        1.41             170            3 860
Brazil                      310         1 061         826         1393          3 590        1.37              24            3 614
South Korea               1 901           190       1 089            -          3 180        1.21             282            3 462
Hong Kong                   620            58       1 769            -          2 447        0.93             412            2 859
Argentina                   129         1 241         903           69          2 342        0.89               5            2 347
-----------------------------------------------------------------------------------------------------------------------------------

(a) Includes nonbank financial institutions and commercial and industrial entities.

ITEM 2. PROPERTIES

J.P. Morgan owns and occupies buildings in locations around the world, which include: New York (60 Wall Street headquarters, 23 Wall Street, 15 Broad Street and 522 Fifth Avenue), Delaware, London, and Paris. We also lease office space in locations around the world including New York, Delaware, Brussels, Paris, and London.

J.P. Morgan's financing arrangement for an office building complex in London involved the sale to the lender of a 52.5% interest in the building complex. This arrangement excluded the interior office finishing, furniture, and technology. The building at 60 Wall Street is subject to a $404 million mortgage as of December 31, 1999. These transactions are described in note 24, Long-term debt, to the consolidated financial statements included in J.P. Morgan's 1999 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K.

On December 23, 1998, the City and State of New York and the New York Stock Exchange announced their intention to build a new Exchange on land currently occupied by J.P. Morgan facilities at 15 Broad Street, 23 Wall Street, and 37 Wall Street in New York City. We do not anticipate any disruption to our operations, or any material impact on our financial statements, as a result of this transaction.

ITEM 3. LEGAL PROCEEDINGS

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

PART II

All references to pages appearing in the J.P. Morgan & Co. Incorporated Annual Report to Stockholders for the year ended December 31, 1999, attached hereto as
Exhibit 13, are incorporated herein by reference in accordance with General Instructions G to Form 10-K. This document shall be deemed to have been "filed" only to the extent of the material incorporated herein by reference.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

Refer to page 110 and pages 113-115 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

ITEM 6.  SELECTED FINANCIAL DATA:

Refer to pages 114-115 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Refer to pages 2-6 and pages 22-56 of J.P. Morgan's 1999 Annual Report to stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Refer to pages 39-43 and page 46 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Report of independent accountants - Refer to page 57 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

Consolidated financial statements including the consolidated statement of income, balance sheet, statement of changes in stockholders' equity and statement of cash flows - Refer to pages 58-62 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

Consolidated statement of condition of Morgan Guaranty Trust Company of New York
- Refer to page 63 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

Notes to consolidated financial statements - Refer to pages 64-113 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)

Selected consolidated quarterly financial data - Refer to page 113 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K) Fourth quarter 1999 results are incorporated herein by reference to the report on Form 8-K dated January 18, 2000, filed with the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Nothing to report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Incorporated by reference to the definitive Proxy Statement dated March 8, 2000.

ITEM 11. EXECUTIVE COMPENSATION:

Incorporated by reference to the definitive Proxy Statement dated March 8, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

Incorporated by reference to the definitive Proxy Statement dated March 8, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Incorporated by reference to the definitive Proxy Statement dated March 8, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

      1.    Financial statements have been included in Item 8.

      2. Financial statement schedules: Schedule III - Condensed financial information of J.P. Morgan & Co. Incorporated (parent)

            Refer to pages 110-112 of J.P. Morgan's 1999 Annual Report to Stockholders incorporated herein by reference. (See Exhibit 13 to this Form 10-K)


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

      13. Annual Report to Stockholders. Only those sections of the Annual Report to Stockholders referenced in Parts I, II and IV above are incorporated in this report on Form 10-K.

      21.   Subsidiaries of J.P. Morgan

      23.   Consent of independent accountants

      24.   Powers of attorney

      27.   Financial data schedule

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the consolidated financial statements or the notes thereto.

Reports on Form 8-K:

Report on Form 8-K dated October 18, 1999, was filed with the Securities and Exchange Commission during the quarter ended December 31, 1999, which reported the issuance by J.P. Morgan of a press release reporting its earnings for the three- and nine-month periods ended September 30, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 8, 2000, on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                       J.P. MORGAN & CO. INCORPORATED

By (SIGNATURE)                     /s/RACHEL F. ROBBINS
                                   -----------------------------
(Name and Title)                   Rachel F. Robbins
                                   Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2000, by the following persons on behalf of the registrant in the capacities indicated.

By (SIGNATURE)                     /s/PETER D. HANCOCK
                                   -----------------------------
(Name and Title)                   Peter D. Hancock
                                   Chief Financial Officer
                                   (Principal financial officer)

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

By (SIGNATURE)                     /s/MICHAEL E. PATTERSON *
                                   -----------------------------
(Name and Title)                   Michael E. Patterson
                                   Vice Chairman of the Board and Director

By (SIGNATURE)                     /s/LEE R. RAYMOND *
                                   -----------------------------
(Name and Title)                   Lee R. Raymond, Director

By (SIGNATURE)                     /s/RICHARD D. SIMMONS *
                                   -----------------------------
(Name and Title)                   Richard D. Simmons, Director

By (SIGNATURE)                     /s/KURT F. VIERMETZ *
                                   -----------------------------
(Name and Title)                   Kurt F. Viermetz, Director

By (SIGNATURE)                     /s/LLOYD D. WARD *
                                   -----------------------------
(Name and Title)                   Lloyd D. Ward, Director

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

                  13. Annual Report to Stockholders. Only those sections of the Annual Report to Stockholders referenced in Parts I, II and IV above are incorporated in this report on Form 10-K.

                  21.   Subsidiaries of J.P. Morgan

                  23.   Consent of independent accountants

                  24.   Powers of attorney

                  27.   Financial data schedule