Form 10-Q
period 2000-03-31
MORGAN J P & CO INC
filed 2000-05-15
CIK 68100

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

                  For the quarterly period ended March 31, 2000

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

Number of shares outstanding of each of the registrant's classes of common stock at April 28, 2000:

Common Stock, $2.50 Par Value                                 162,338,748 Shares

================================================================================

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following financial statement information as of and for the three months ended March 31, 2000, is set forth within this document on the pages indicated:

                                                                              Page(s)
                                                                              -------
         Three month Consolidated statement of income
         J.P. Morgan & Co. Incorporated ....................................      3

         Consolidated balance sheet
         J.P. Morgan & Co. Incorporated ....................................      4

         Consolidated statement of changes in stockholders' equity
         J.P. Morgan & Co. Incorporated ....................................      5

         Consolidated statement of cash flows
         J.P. Morgan & Co. Incorporated ....................................      6

         Consolidated statement of condition
         Morgan Guaranty Trust Company of New York .........................      7

         Notes to Consolidated financial statements
         J.P. Morgan & Co. Incorporated ....................................   8-23

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         Financial highlights ..............................................     24

         Segment results  ..................................................  24-25

         Financial review ..................................................     26

         Capital and Risk management .......................................  27-33

Consolidated average balances and net interest earnings ....................  34-35

Cross-border and local outstandings under the regulatory basis .............     36

PART II -- OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............         37

Item 6. EXHIBITS AND REPORTS ON FORM 8-K ...............................         38

SIGNATURES .............................................................         39

PART I
ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
In millions, except share data

                                                            Three months ended
                                         -----------------------------------------------------------
                                         March 31    March 31   Increase/   December 31  Increase/
                                           2000        1999     (Decrease)     1999      (Decrease)
                                         -----------------------------------------------------------
NET INTEREST REVENUE
Interest revenue                          $3,031     $ 2,757      $ 274      $ 2,717        $314
Interest expense                           2,578       2,368        210        2,379         199
----------------------------------------------------------------------------------------------------
Net interest revenue                         453         389         64          338         115
Provision for loan losses                     --          --         --           --          --
Reversal of provision for loan losses         --          --         --          (25)         25
----------------------------------------------------------------------------------------------------

Net interest revenue after loan loss
    provisions                               453         389         64          363          90

NONINTEREST REVENUES
Trading revenue                              950       1,134       (184)         754         196
Advisory and underwriting fees               543         390        153          385         158
Investment management fees                   276         246         30          259          17
Fees and commissions                         284         214         70          235          49
Investment securities revenue/(loss)         157         (41)       198          131          26
Other revenue                                173         159         14           62         111
----------------------------------------------------------------------------------------------------
Total noninterest revenues                 2,383       2,102        281        1,826         557

Total revenues, net                        2,836       2,491        345        2,189         647

OPERATING EXPENSES
Employee compensation and benefits         1,300       1,096        204          937         363
Net occupancy                                 82          82         --           55          27
Technology and communications                258         247         11          240          18
Other expenses                               215         142         73          185          30
----------------------------------------------------------------------------------------------------
Total operating expenses                   1,855       1,567        288        1,417         438

Income before income taxes                   981         924         57          772         209
Income taxes                                 353         324         29          263          90
----------------------------------------------------------------------------------------------------
Net income                                   628         600         28          509         119

PER COMMON SHARE
Net income:
     Basic                                $ 3.62     $  3.24      $0.38      $  2.83        $0.79
     Diluted                                3.37        3.01       0.36         2.63         0.74
Dividends declared                          1.00        0.99       0.01         1.00           --
----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated

                                                                                                             March 31    December 31
In millions, except share data                                                                                 2000         1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                      $   1,901   $   2,463
Interest-earning deposits with banks                                                                             5,198       2,345
Debt investment securities available-for-sale                                                                    8,600      14,286
Equity investment securities                                                                                     1,938       1,734
Trading account assets:
     U.S. and foreign governments                                                                               59,646      42,663
     Corporate debt and equity and other securities                                                             32,227      31,271
     Derivative receivables                                                                                     47,194      43,658
------------------------------------------------------------------------------------------------------------------------------------
Total trading account assets                                                                                   139,067     117,592
Securities purchased under agreements to resell ($42,491 at March 2000 and $34,470 at December 1999)
     and federal funds sold                                                                                     42,916      35,970
Securities borrowed                                                                                             33,690      34,716
Loans, net of allowance for loan losses of $290 at March 2000 and $281 at December 1999                         26,870      26,568
Accrued interest and accounts receivable                                                                         6,979      10,119
Premises and equipment, net of accumulated depreciation of $1,325 at March 2000 and
    $1,319 at December 1999                                                                                      2,005       1,997
Other assets                                                                                                    15,398      13,108
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                   284,562     260,898
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits (including interest-bearing deposits of $45,715 at March 2000 and $43,922 at December 1999)            47,334      45,319
Trading account liabilities:
     U.S. and foreign governments                                                                               25,146      19,378
     Corporate debt and equity and other securities                                                             18,514      16,063
     Derivative payables                                                                                        46,235      44,976
------------------------------------------------------------------------------------------------------------------------------------
Total trading account liabilities                                                                               89,895      80,417
Securities sold under agreements to repurchase ($73,811 at March 2000 and $58,950 at December 1999)
    and federal funds purchased                                                                                 74,641      59,693
Commercial paper                                                                                                 8,734      11,854
Other liabilities for borrowed money                                                                            10,140      10,258
Accounts payable and accrued expenses                                                                            9,977      10,621
Long-term debt not qualifying as risk-based capital                                                             20,126      19,048
Other liabilities, including allowance for credit losses of $126 at March 2000 and $125 at December 1999         5,883       5,897
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               266,730     243,107
Liabilities qualifying as risk-based capital:
Long-term debt                                                                                                   5,059       5,202
Company-obligated mandatorily redeemable preferred securities of subsidiaries                                    1,150       1,150
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                              272,939     249,459

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,000,000)
    Adjustable rate cumulative preferred stock, $100 par value (issued and outstanding: 2,444,300)                 244         244
    Variable cumulative preferred stock,  $1,000 par value (issued and outstanding: 250,000)                       250         250
    Fixed cumulative preferred stock, $500 par value (issued and outstanding: 400,000)                             200         200
Common stock, $2.50 par value (authorized shares: 500,000,000; issued: 200,998,455  at March 2000
    and December 1999)                                                                                             502         502
Capital surplus                                                                                                  1,247       1,249
Common stock issuable under stock award plans                                                                    1,951       2,002
Retained earnings                                                                                               11,354      10,908
Accumulated other comprehensive income:
    Net unrealized gains on investment securities, net of taxes                                                    119          44
    Foreign currency translation, net of taxes                                                                     (16)        (18)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                15,851      15,381
 Less: treasury stock (38,495,608 shares at March 2000 and 36,200,897 shares at December 1999) at  cost          4,228       3,942
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                      11,623      11,439
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                                     284,562     260,898
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated

                                                                                            2000                       1999
                                                                                 ------------------------    -----------------------
                                                                                                  Compre-                    Compre-
                                                                                 Stockholders'    hensive    Stockholders'   hensive
In millions: Three months ended March 31                                            Equity        Income        Equity       Income
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Adjustable-rate cumulative preferred stock balance, January 1 and
  March 31                                                                          $    244                  $    244
Variable cumulative preferred stock balance, January 1 and
  March 31                                                                               250                       250
Fixed cumulative preferred stock, January 1 and March 31                                 200                       200
------------------------------------------------------------------------------------------------------------------------------------
Total preferred stock, March 31                                                          694                       694
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and March 31                                                          502                       502
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                                     1,249                     1,252
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and income tax benefits
     associated with stock options                                                        (2)                       (3)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                      1,247                     1,249
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                                     2,002                     1,460
Deferred stock awards, net                                                               (51)                      (21)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                      1,951                     1,439
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                                    10,908                     9,614
Net income                                                                               628       $  628          600        $ 600
Dividends declared on preferred stock                                                     (9)                       (9)
Dividends declared on common stock                                                      (163)                     (175)
Dividend equivalents on common stock issuable                                            (10)                       (8)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                     11,354                    10,022
------------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized gains on investment securities:
Balance, net of taxes, January 1                                                          44                       147
                                                                                      ------                    ------
     Net unrealized gains/(losses) arising during the period,
        before taxes ($109 in 2000 and ($149) in 1999, net of taxes)                     176                      (247)
     Reclassification adjustment for net (gains)/losses included in net income,
        before taxes ($35 in 2000 and ($15) in 1999, net of taxes)                       (55)                       26
                                                                                      ------                    ------

Change in net unrealized gains/(losses) on investment securities,
    before taxes                                                                         121                      (221)
Income tax (expense)/benefit                                                             (46)                       84
                                                                                      ------                    ------

Change in net unrealized gains/(losses) on investment securities,
    net of taxes                                                                          75           75         (137)        (137)
Balance, net of taxes, March 31                                                          119                        10
                                                                                      ------                    ------

Foreign currency translation:
Balance, net of taxes, January 1                                                         (18)                      (46)
                                                                                      ------                    ------

Translation adjustment arising during the period, before taxes                            --                        --
Income tax benefit/(expense)                                                               2                        (1)
                                                                                      ------                    ------
Translation adjustment arising during the period, net of taxes                             2            2           (1)          (1)
                                                                                      ------                    ------

Balance, net of taxes, March 31                                                          (16)                      (47)
------------------------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income,
     net of taxes, March 31                                                              103                       (37)
------------------------------------------------------------------------------------------------------------------------------------
LESS:  TREASURY STOCK
Balance, January 1                                                                     3,942                     2,362
Purchases                                                                                601                       109
Shares issued/distributed, primarily related to various employee benefit plans          (315)                     (232)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                      4,228                     2,239
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                            11,623                    11,630
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                            705                       462
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated

---------------------------------------------------------------------------------------------------------
In millions                                                                         Three months ended
---------------------------------------------------------------------------------------------------------
                                                                                   March 31      March 31
                                                                                     2000          1999
---------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $    628      $  600
Adjustments to reconcile to cash provided by operating activities:
    Noncash items: provisions for credit losses, depreciation, amortization, deferred income taxes, stock award plans, and write-downs on investment
     securities                                                                         608         452
   Net (increase)/decrease in assets:
       Trading account assets                                                       (21,531)     (6,045)
       Securities purchased under agreements to resell                               (8,029)      3,340
       Securities borrowed                                                            1,026      (8,458)
       Loans held for sale                                                              176       1,090
       Accrued interest and accounts receivable                                       3,138       1,464
   Net increase/(decrease) in liabilities:
       Trading account liabilities                                                    9,434       5,817
       Securities sold under agreements to repurchase                                14,853      (1,063)
       Accounts payable and accrued expenses                                           (861)     (2,041)
   Other changes in operating assets and liabilities, net                              (188)     (1,191)
   Net investment securities losses/(gains), excluding SBICs, included in cash
       flows from investing activities                                                  (58)         18

---------------------------------------------------------------------------------------------------------

CASH (USED IN) OPERATING ACTIVITIES                                                    (804)     (6,017)
---------------------------------------------------------------------------------------------------------
Net (increase) decrease in interest-earning deposits with banks                      (2,857)        181
Debt investment securities:
       Proceeds from sales                                                            6,040      13,202
       Proceeds from maturities, calls, and mandatory redemptions                       865       2,762
       Purchases                                                                     (1,155)    (12,175)
Net decrease (increase) in federal funds sold                                         1,075      (1,055)
Net (increase) in loans                                                                (497)     (1,879)
Payments for premises and equipment                                                     (53)        (97)
Other changes, net                                                                   (1,415)        204
---------------------------------------------------------------------------------------------------------

CASH PROVIDED BY INVESTING ACTIVITIES                                                 2,003       1,143
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in noninterest-bearing deposits                                 223        (408)
Net increase in interest-bearing deposits                                             1,762       2,131
Net increase (decrease) in federal funds purchased                                       87        (410)
Net (decrease) increase in commercial paper                                          (3,120)      2,896
Other liabilities for borrowed money proceeds                                         2,201       2,377
Other liabilities for borrowed money payments                                        (3,136)     (3,910)
Long-term debt proceeds                                                               1,621       3,119
Long-term debt payments                                                                (520)     (2,194)
Capital stock issued or distributed                                                      30          44
Capital stock purchased                                                                (601)       (109)
Dividends paid                                                                         (176)       (182)
Other changes, net                                                                     (128)      1,782
---------------------------------------------------------------------------------------------------------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                      (1,757)      5,136
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                               (4)        (15)
---------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                         (562)        247
Cash and due from banks at December 31, 1999 and 1998                                 2,463       1,203
---------------------------------------------------------------------------------------------------------
Cash and due from banks at March 31, 2000 and 1999                                    1,901       1,450
---------------------------------------------------------------------------------------------------------
Cash disbursements made for:
       Interest                                                                     $ 2,860     $ 2,348
       Income taxes                                                                     193         190
---------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York

-----------------------------------------------------------------------------------------------------------------------
                                                                                             March 31      December 31
In millions, except share data                                                                 2000           1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                     $   1,769      $   2,382
Interest-earning deposits with banks                                                            5,094          2,266
Debt investment securities available-for-sale                                                   2,503          4,992
Trading account assets                                                                         97,091         84,786
Securities purchased under agreements to resell and federal funds sold                         18,803         19,094
Securities borrowed                                                                            10,188          9,700
Loans, net of allowance for loan losses of $289 at March 2000 and $280 at December 1999        25,126         26,072
Accrued interest and accounts receivable                                                        5,728          4,426
Premises and equipment, net of accumulated depreciation of $1,125 at March 2000 and
  $1,113 at December 1999                                                                       1,785          1,810
Other assets                                                                                   14,885         12,138
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  182,972        167,666
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                                          912            907
  In offices outside the U.S.                                                                     721            501
Interest-bearing deposits:
  In offices in the U.S.                                                                        3,010          4,256
  In offices outside the U.S.                                                                  44,476         42,052
-----------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                 49,119         47,716
Trading account liabilities                                                                    79,141         72,066
Securities sold under agreements to repurchase and federal funds purchased                     18,198         13,610
Other liabilities for borrowed money                                                            7,214          5,482
Accounts payable and accrued expenses                                                           6,787          6,310
Long-term debt not qualifying as risk-based capital (includes $954 at March 2000 and
   $727 at December 1999 of notes payable to J.P. Morgan)                                       6,050          6,224
Other liabilities, including allowance for credit losses of $126 at March 2000
   and $125 at December 1999                                                                    2,913          2,719
-----------------------------------------------------------------------------------------------------------------------
                                                                                              169,422        154,127
Long-term debt qualifying as risk-based capital (includes $2,853 at March 2000 and
   December 1999 of notes payable to J.P. Morgan)                                               2,891          2,944
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             172,313        157,071

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares: 2,500,000)                                     --             --
Common stock, $25 par value (authorized shares: 11,000,000; issued and
  outstanding 10,599,027)                                                                         265            265
Surplus                                                                                         3,305          3,305
Undivided profits                                                                               7,069          6,975
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                      35             67
  Foreign currency translation, net of taxes                                                      (15)           (17)
-----------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                     10,659         10,595
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                    182,972        167,666
-----------------------------------------------------------------------------------------------------------------------

Member of the Federal Reserve System and the Federal Deposit Insurance Corporation.


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J.P. Morgan & Co. Incorporated (J.P. Morgan) is the holding company for a group of subsidiaries that provide a range of financial services.

We serve a broad client base that includes corporations, governments, institutions, and individuals. We also enter into transactions for our own account.

J.P. Morgan and its subsidiaries use accounting and reporting policies and practices that conform with U.S. generally accepted accounting principles.

Basis of presentation
Our consolidated financial statements include the accounts of J.P. Morgan and of subsidiaries in which we have more than 50% ownership. All material intercompany accounts and transactions are eliminated during consolidation.

For companies in which we have significant influence over operating and financing decisions (generally defined as owning a voting or economic interest of 20% to 50%), we use the equity method of accounting. These investments are included in Other assets, and our share of income or loss is included in Other revenue, with the exception of such investments held in our Equity Investments segment, where our share of income or loss is recorded in Investment securities revenue.

Assets that we hold in an agency or fiduciary capacity are not assets of J.P. Morgan. They are therefore not included in our "Consolidated balance sheet."

The financial information as of and for the periods ended March 31, 2000 and 1999 is unaudited. All adjustments which, in the opinion of management, are necessary for a fair presentation have been made and were of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements included in J.P. Morgan's Annual report on Form 10-K for the year ended December 31, 1999. The nature of J.P. Morgan's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform with the current presentation.

Accounting developments
Accounting for derivative instruments and hedging activities
In June 1998 the FASB issued SFAS No. 133, which will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or be recognized in Other comprehensive income until the hedged item affects earnings. If the change in fair value or cash flows of a derivative designated as a hedge is not effectively offset, as defined, by the change in value or cash flows of the item it is hedging, this difference will be immediately recognized in earnings. Based on our current hedging strategies, the activities that would be most affected by the new standard would be those of our Proprietary Investing and Trading segment, which uses derivatives to hedge its investment portfolio, deposits, and issuance of debt, as well as those in our Credit Portfolio segment, which uses credit derivatives to hedge credit risk, and to a lesser extent, other derivatives to hedge interest rate risk.

Pursuant to SFAS No. 137, we are required to adopt SFAS No. 133 effective January 1, 2001. At the time these financial statements were issued, the FASB was preparing to issue an amendment to SFAS No. 133. A final amendment is not expected to be issued until June 2000. As such, we cannot estimate the impact of SFAS No. 133 on our earnings and financial position until the final rules are available.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and fair value of J.P. Morgan's financial instruments as of March 31, 2000 and December 31, 1999 in accordance with SFAS No. 107. Accordingly, certain amounts which are not considered financial instruments, including premises and equipment as well as investments under the equity method of accounting, are excluded from the table. Refer to note 1, "Summary of significant accounting policies," of our 1999 Annual report for detailed information on how we estimate the fair value of financial instruments.

                                                                                   March 31,                            December 31,
                                                                                        2000                                    1999
                                                          ----------------------------------   -------------------------------------
                                                          Carrying    Fair    Appreciation /   Carrying      Fair     Appreciation /
In billions                                                 value     value   (Depreciation)     value       value    (Depreciation)
------------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE THROUGH EARNINGS
Financial assets:
Trading account assets:
   Cash securities                                          $91.9     $91.9      $  --           $73.9       $73.9        $  --
   Derivative receivables                                    47.2      47.2         --            43.7        43.7           --
Equity investments - SBICs                                    0.7       0.7         --             0.6         0.6           --

Financial liabilities:
Trading account liabilities:
   Cash securities                                           43.7      43.7         --            35.4        35.4           --
   Derivative payables                                       46.2      46.2         --            45.0        45.0           --

FAIR VALUE THROUGH EQUITY
Financial assets:
Debt investment securities                                    8.6       8.6         --            14.3        14.3           --
Equity investments - marketable securities                    0.6       0.6         --             0.6         0.6           --

CARRIED AT COST (APPROXIMATES FAIR VALUE)
Financial assets:
Securities purchased under agreements to resell and
   federal funds sold                                        42.9      42.9         --            36.0        36.0           --
Securities borrowed                                          33.7      33.7         --            34.7        34.7           --
Loans, net                                                    8.4       8.4         --             8.2         8.2           --
Other financial assets, including cash and due from
   banks, accrued interest and accounts receivable, and
   other assets                                              15.2      15.2         --            17.8        17.8           --

Financial liabilities:
Noninterest-bearing deposits                                  1.6       1.6         --             1.4         1.4           --
Securities sold under agreements to repurchase and
   federal funds purchased                                   74.6      74.6         --            59.7        59.7           --
Other financial liabilities, including securities lent,
   accounts payable and other liabilities                    18.7      18.7         --            18.7        18.7           --

CARRIED AT COST
Financial assets:
Interest-earnings deposits with banks                         5.2       5.2         --             2.3         2.3           --
Loans, net                                                   18.5      18.6        0.1            18.3        18.4          0.1
   Related derivatives                                         --        --         --              --         0.1          0.1
Equity investments - nonmarketable securities                 0.7       0.8        0.1             0.5         0.6          0.1
Other financial assets                                        7.6       7.6         --             6.4         6.4           --

Financial liabilities:
Interest-bearing deposits                                    45.7      45.9       (0.2)           43.9        44.2         (0.3)
   Related derivatives                                         --      (0.2)       0.2              --        (0.1)         0.1
Commercial paper                                              8.7       8.7         --            11.9        11.9           --
Other liabilities for borrowed money                          6.9       6.9         --             7.2         7.2           --
Long-term debt                                               25.2      25.0        0.2            24.3        24.1          0.2
   Related derivatives                                         --       0.3       (0.3)             --         0.3         (0.3)
Other financial liabilities                                    --        --         --             0.7         0.7           --
Allowance - lending commitments                               0.1        --        0.1             0.1          --          0.1
Company-obligated mandatorily redeemable preferred
   securities of subsidiaries                                 1.2       1.1        0.1             1.2         1.1          0.1
   Related derivatives                                         --       0.1       (0.1)             --         0.1         (0.1)

Lending commitments                                            --      (0.2)      (0.2)             --        (0.2)        (0.2)
------------------------------------------------------------------------------------------------------------------------------------
Net depreciation before considering income taxes                                    --                                     (0.1)
------------------------------------------------------------------------------------------------------------------------------------

3.  SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in assessing performance. In accordance with SFAS No. 131, we have presented results based on the segments as reviewed separately by the chief operating decision maker, our chairman and chief executive officer, as well as other members of senior management. Each segment is defined by the products and services it provides globally to our clients or the activities it undertakes solely for our own account.

J.P. Morgan's segments, or activities, are Investment Banking, Equities, Interest Rate and Foreign Exchange Markets, Credit Markets, Credit Portfolio, Asset Management Services, Equity Investments, and Proprietary Investing and Trading. In addition to the activities of our proprietary positioning group, the Proprietary Investing and Trading segment comprises the following separately managed investments: a proprietary emerging markets portfolio, a credit investment securities portfolio, and our investment in Long-Term Capital Management, L.P. - the first two of these have been discontinued and our remaining investment in Long-Term Capital Management, L.P. was substantially repaid in the quarter.

The assessment of segment performance by senior management includes a review for each segment of pretax economic value added, pretax income, revenues, and expenses, as well as related trends among these items. We define economic value added (EVA) as operating income, adjusted to reflect certain segments on a total return basis, less preferred stock dividends and a charge for the cost of equity capital. At the business level, EVA is currently evaluated on a pretax basis, while at the firm level EVA is assessed after the impact of taxes. To arrive at the charge for equity capital for each segment, we multiply its allocated required economic capital by its market-based cost of equity (or hurdle rate), with the exception of our Credit Portfolio segment whose cost of equity is based on market pricing for credit risk. The cost of equity for each business activity is separately determined from observable market returns of publicly held investments. To arrive at the charge for equity capital for J.P. Morgan consolidated, we multiply the firm's equity by its market-based cost of equity, which is currently estimated at 10.5%.

Our management reporting system and policies were used to determine income (revenues minus expenses) attributable to each segment. Earnings on stockholders' equity were allocated based on management's estimate of the economic capital of each segment. Overhead, which represents costs associated with various support functions that exist for the benefit of the firm as a whole, is allocated to each segment based on that segment's expenses. Transactions between segments are recorded within segment results as if conducted with a third party and are eliminated in consolidation.

The accounting policies of our segments are, in all material respects, consistent with those described in note 1, "Summary of Significant Accounting Policies," of our 1999 Annual report, except for management reporting policies related to the tax-equivalent adjustment and reporting certain segments on a total return basis. For purposes of comparability, segment results include an adjustment to gross-up tax-exempt revenue to a taxable basis; this adjustment is eliminated in consolidation. In addition, in arriving at pretax EVA an adjustment is made to record certain segments on a total return basis; the Proprietary Investing and Trading segment is the only segment significantly affected by this adjustment (see footnote d to the segment results table below.)

Our economic capital allocation model estimates the amount of equity required by each business activity and the firm as a whole. Business economic capital is estimated as if each activity were conducted as a standalone operating entity. This estimate is based, to the extent possible, on observations of the capital structures and risk profiles of public companies or benchmarks. In particular, for our markets and asset management activities, required economic capital is based on the revenue volatility and fixed expenses of public U.S. investment banks and asset management companies, respectively; for Credit Portfolio, capital is based on a simulation of unexpected credit losses; and, for Equity Investments, capital is equal to the carrying value of the portfolio. Diversification of Morgan's portfolio of businesses is reflected as a reduction to the consolidated level of required equity and is a factor in assessing the appropriate level of capitalization of the firm. The benefit of diversification is not allocated to the segments.

The following table presents segment results for the three months ended March 31, 2000 and 1999, respectively.

                                                       Interest
                                                         Rate                                     Asset
                                   Invest-            and Foreign                                Manage-
                                      ment              Exchange     Credit         Credit        ment
In millions                        Banking  Equities    Markets     Markets        Portfolio    Services
--------------------------------------------------------------------------------------------------------
MARCH 31, 2000
Net interest revenues               $   3      $ 45     $  140       $   56        $    99(b)      $ 40
--------------------------------------------------------------------------------------------------------
Trading revenue                        63       301        247          193             74           17
Advisory and underwriting fees        300        95         12          114              8           15
Investment management fees              2        --         --           --             --          275
Fees and commissions                   (8)      173         43            7             20           33
Investment securities revenue          --        --         --           12             --           --
Other revenue                           4        22         47            5             (2)          27
--------------------------------------------------------------------------------------------------------
Total noninterest revenues            361       591        349          331            100          367
--------------------------------------------------------------------------------------------------------
Total revenues                        364       636        489          387            199          407
--------------------------------------------------------------------------------------------------------
Total operating expenses              294       347        334          253             38          303
--------------------------------------------------------------------------------------------------------
Total pretax income                    70       289        155          134            161          104
--------------------------------------------------------------------------------------------------------
Pretax EVA                             52       243         32           65             97           83
--------------------------------------------------------------------------------------------------------
Total assets at period end
(in billions)                          --        28        103           26             59           11
--------------------------------------------------------------------------------------------------------
Avg. required economic capital        486       821      1,732        1,249          2,516          576
--------------------------------------------------------------------------------------------------------

MARCH 31, 1999
Net interest revenues                   1        16         79          106            103(b)        26
--------------------------------------------------------------------------------------------------------
Trading revenue                        39       113        490          471             18            7
Advisory and underwriting fees        219        37         10          118             --            6
Investment management fees             --        --         --           --             --          240
Fees and commissions                   (1)      107         42           --             35           22
Investment securities revenue          --        --          2            2             --           --
Other revenue                          --        14         26            7              1            8
--------------------------------------------------------------------------------------------------------
Total noninterest revenues            257       271        570          598             54          283
--------------------------------------------------------------------------------------------------------
Total revenues                        258       287        649          704(a)         157          309
--------------------------------------------------------------------------------------------------------
Total operating expenses              210       230        359          258             45          257
--------------------------------------------------------------------------------------------------------
Total pretax income                    48        57        290          446            112           52
--------------------------------------------------------------------------------------------------------
Pretax EVA                             34        23        185          389            (22)          35
--------------------------------------------------------------------------------------------------------
Total assets at period end
(in billions)                          --        25         84           23             67            8
--------------------------------------------------------------------------------------------------------
Avg. required economic capital        358       601      2,098        1,119          3,666          545
--------------------------------------------------------------------------------------------------------



                                                   Proprietary
                                       Equity      Investing
                                       Invest-         and                        Consol-
In millions                             ments        Trading       Corporate      idated
------------------------------------------------------------------------------------------
MARCH 31, 2000
Net interest revenues                  $    (5)     $    48(c)      $  27         $   453
------------------------------------------------------------------------------------------
Trading revenue                             (8)          49            14             950
Advisory and underwriting fees              (1)          --            --             543
Investment management fees                   2           --            (3)            276
Fees and commissions                         2            1            13             284
Investment securities revenue              161          (19)            3             157
Other revenue                                2          109           (41)            173
------------------------------------------------------------------------------------------
Total noninterest revenues                 158          140           (14)          2,383
------------------------------------------------------------------------------------------
Total revenues                             153          188(d)         13           2,836
------------------------------------------------------------------------------------------
Total operating expenses                    45           56           185           1,855
------------------------------------------------------------------------------------------
Total pretax income                        108          132          (172)(e)         981
------------------------------------------------------------------------------------------
Pretax EVA                                  78          150          (240)(f)         560
------------------------------------------------------------------------------------------
Total assets at period end
(in billions)                                2           41            15             285
------------------------------------------------------------------------------------------
Avg. required economic capital           1,882          496        (1,244)(g)       8,514
------------------------------------------------------------------------------------------

MARCH 31, 1999
Net interest revenues                       (4)          84(c)        (22)            389
------------------------------------------------------------------------------------------
Trading revenue                              1            3            (8)          1,134
Advisory and underwriting fees              --           --            --             390
Investment management fees                   7           --            (1)            246
Fees and commissions                        --            1             8             214
Investment securities revenue              (17)         (37)            9             (41)
Other revenue                               (1)          76            28             159
------------------------------------------------------------------------------------------
Total noninterest revenues                 (10)          43            36           2,102
------------------------------------------------------------------------------------------
Total revenues                             (14)         127(d)         14           2,491
------------------------------------------------------------------------------------------
Total operating expenses                    14           32           162           1,567
------------------------------------------------------------------------------------------
Total pretax income                        (28)          95          (148)(e)         924
------------------------------------------------------------------------------------------
Pretax EVA                                 (59)         (93)          (46)(f)         446
------------------------------------------------------------------------------------------
Total assets at period end
(in billions)                                1           48            13             269
------------------------------------------------------------------------------------------
Avg. required economic capital           1,278        3,595        (1,592)(g)      11,668
------------------------------------------------------------------------------------------

(a) Revenues related to the structuring of tax-advantaged loans and structured credit products for Credit Portfolio was $18 million for the three months ended March 31, 1999.

(b) The adjustment to gross up Credit Portfolio's revenue to a taxable basis was $8 million and $6 million for the three months ended March 31, 2000 and 1999, respectively. These amounts are eliminated in consolidation.

(c) The adjustment to gross up Proprietary Investing and Trading's tax-exempt revenues to a taxable basis was $75 million and $36 million for the three months ended March 31, 2000 and 1999, respectively.

(d) Total return revenues, which combine reported revenues and the change in net unrealized appreciation/depreciation, were $235 million and $91 million for the three months ended March 31, 2000 and 1999, respectively.

(e) We classify the revenues and expenses of Corporate into three broad categories:

         - Corporate research and development initiatives that involve strategic investments in new client segments or services, but are managed separately from existing business lines. Expenses related to this area totaled $48 million for the three months ended March 31, 2000.

         - Other corporate revenues and expenses that are recurring but unallocated to the business segments, including but not limited to: the results of hedging anticipated net foreign currency revenues and expenses across all business segments; corporate-owned life insurance; certain equity earnings in affiliates; and consolidation and management reporting offsets to certain revenues and expenses recorded in the business segments. Excluding consolidation and management reporting offsets, recurring revenues were $22 million and $23 million for the three months ended March 31, 2000 and 1999, respectively. Consolidating and management reporting offsets - which comprises offsets to certain amounts recorded in the segments, including the allocation of earnings on equity out of Corporate into the segments, adjustments to bring segments to a tax-equivalent basis, and other management accounting adjustments - were ($87) million and ($70) million for the three months ended March 31, 2000 and 1999, respectively.

         - Nonrecurring items not allocated to segments - including gains on the sale of businesses, revenues and expenses associated with businesses that have been sold or are in the process of being discontinued, including revenues and expenses related to Euroclear activities, special charges, and other one-time corporate items. Nonrecurring revenues were $3 million and ($6) million for the three months ended March 31, 2000 and 1999, respectively. Corporate includes revenues, expenses and pretax income related to Euroclear activities for the three months ended March 31, 2000 and 1999, respectively, as follows: revenues - $76 million and $65 million; expenses - $9 million and $9 million; and pretax income - $67 million and $56 million.

(f) Pretax EVA for Corporate includes the cost of equity adjustment related to the following items, among others: assets and investments not allocated to the segments [note (g)1], the diversification effect, and excess/shortfall capital.

(g) The following table provides a reconciliation of average common equity to required capital for the three months ended March 31, 2000 and 1999, respectively.

-------------------------------------------------------------------------------
In millions                                    March 31, 2000   March 31, 1999
-------------------------------------------------------------------------------
Average common equity                                 $10,631          $10,756
Trust preferred securities                              1,150            1,150
Fixed and adjustable preferred stock                      444              444
Other adjustments                                         (49)            (164)
-------------------------------------------------------------------------------
Total available capital                                12,176           12,186
-------------------------------------------------------------------------------
Total required capital of business
  segments                                              9,758           13,260
Corporate (1)                                           1,292            1,477
Diversification                                        (2,536)          (3,069)
-------------------------------------------------------------------------------
Total required capital                                  8,514           11,668
-------------------------------------------------------------------------------
Excess available capital                                3,662              518
-------------------------------------------------------------------------------

(1) Includes capital related to goodwill, Euroclear, retirement plans and other corporate assets.

4.  BUSINESS CHANGES AND DEVELOPMENTS
Euroclear
Effective January 1, 2000, J.P. Morgan and the Boards of Euroclear Clearance System PLC and Euroclear Clearance System Societe Cooperative executed a definitive agreement to create a new, market-owned European bank to operate all aspects of the Euroclear system. This agreement anticipates the formation of a bank, based in Brussels and to be known as Euroclear Bank, to succeed J.P. Morgan as operator and banker for the Euroclear System. J.P. Morgan will remain as operator and banker of Euroclear until the successor bank is established and is ready to take over the operations from J.P. Morgan, a process that is expected to take from 12 to 18 months from January 1, 2000. The management and staff of Euroclear, comprising approximately 1,200 J.P. Morgan employees, will transfer to the new entity.

Under the existing Operating Agreement, income from clearance and settlement operations is earned by Euroclear Clearance System Societe Cooperative, while J.P. Morgan retains earnings from providing banking services to the System's participants. Under the definitive agreement, J.P. Morgan will continue to receive pretax banking income for three years from January 1, 2000, with a minimum of $195 million and maximum of $295 million per year, whether the income is earned by J.P. Morgan prior to the changeover to the new bank or thereafter by the new bank. After the new bank becomes operational, it will also pay J.P. Morgan for certain assets and know-how transferred to it.

Until the new bank becomes operational, J.P. Morgan will continue to record pretax banking income over the period during which it is earned. Upon the changeover to the new bank, J.P. Morgan will recognize as income on that date all expected amounts due over the remaining part of the three-year contract period, plus any gain on assets transferred to the new bank. This amount will be subsequently adjusted based on the determination of the final pretax banking income of Euroclear as specified in the definitive agreement.

Prior to the changeover to the successor bank, all banking income due to J.P. Morgan under the agreement will be received as earned. Following the changeover, 50% of all banking income due to J.P. Morgan will be paid as earned and the remaining 50% will be paid in monthly installments over the period starting the next succeeding year and ending December 31, 2005. The successor bank will have the option of prepaying its obligation for the remaining portion of the three-year contract period at the higher of $245 million per year or the average of the actual annual income (subject to the floor and cap noted above) for the portion of the three-year period preceding the prepayment.

Pre-tax income from Euroclear-related activities reported by J.P. Morgan was $67 million for the first three months of 2000, $216 million for the full year 1999, and $261 million for 1998.

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

                                                           First quarter
                                                   -----------------------------
In millions                                           2000               1999
--------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks                                    $78             $   81
Debt investment securities (a)                         219                459
Trading account assets                               1,101                861
Securities purchased under agreements to
   Resell and federal funds sold                       517                426
Securities borrowed                                    513                448
Loans                                                  461                430
Other sources                                          142                 52
--------------------------------------------------------------------------------
Total interest revenue                               3,031              2,757
--------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                               542                616
Trading account liabilities                            394                274
Securities sold under agreements to
  Repurchase and federal funds purchased               808                743
Other borrowed money                                   453                355
Long-term debt                                         381                380
--------------------------------------------------------------------------------
Total interest expense                               2,578              2,368
--------------------------------------------------------------------------------
Net interest revenue                                   453                389
--------------------------------------------------------------------------------

(a) Interest revenue from debt investment securities included taxable revenue of $197 million and $429 million and revenue exempt from U.S. income taxes of $22 million and $30 million for the three months ended March 31, 2000 and 1999, respectively.

Net interest (expense) revenue associated with derivatives used for purposes other-than-trading was approximately ($6) million for the three months ended March 31, 2000, compared with approximately $26 million for the three months ended March 31, 1999. As of March 31, 2000, approximately $42 million of net deferred gains on closed derivative contracts used for purposes other-than-trading were recorded on the "Consolidated balance sheet." These amounts primarily relate to closed hedge contracts included in the amortized cost of the debt investment portfolio as of March 31, 2000. The amount of net deferred gains or losses on closed derivative contracts changes from period to period, primarily due to the amortization of such amounts to Net interest revenue. These changes are also influenced by the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred gains on closed derivative contracts as of March 31, 2000, are expected to amortize into Net interest revenue as follows: $1 million - remainder of 2000; $1 million in 2001; $4 million in 2002; $4 million in 2003; $5 million in 2004; and approximately $27 million thereafter.

6.  TRADING REVENUE
The following table presents trading revenue by principal product grouping for the three months ended March 31, 2000 and 1999.

                                                                First quarter
                                                            --------------------
In millions                                                    2000      1999
--------------------------------------------------------------------------------
Fixed income                                                $   552    $  561
Equities                                                        363       160
Foreign exchange                                                 35       413
--------------------------------------------------------------------------------
Total trading revenue                                           950     1,134
Trading-related net interest revenue                            200       215
--------------------------------------------------------------------------------
Combined total                                                1,150     1,349
--------------------------------------------------------------------------------

Fixed-income trading revenue includes the results of making markets in both developed and emerging countries in government securities, U.S. government agency securities, corporate debt securities, money market instruments, interest rate and currency swaps, and options and other derivatives. Equities trading revenue includes the results of making markets in global equity securities; equity derivatives such as swaps, options, futures, and forward contracts; and convertible debt securities. Foreign exchange trading revenue includes the results of making markets in spot, forward, and option contracts, and in short-term interest rate products in order to help clients manage their foreign currency exposure. Foreign exchange also includes the results from commodity transactions in spot, forward, and option contracts, and in swaps.

7.  ADVISORY AND UNDERWRITING FEES

                                                             First quarter
                                                           ------------------
In millions                                                   2000    1999
-----------------------------------------------------------------------------
Advisory fees                                                 $236    $173
Underwriting revenue and syndication fees                      307     217
-----------------------------------------------------------------------------
Total                                                          543     390
-----------------------------------------------------------------------------

Advisory fees include revenues earned from advising clients on such corporate strategies as mergers and acquisitions, privatizations, and changes in capital structures. Underwriting revenue includes fees from both debt and equity underwriting. Syndication fees include revenue earned from the arrangement and syndication of credit facilities.

8.  INVESTMENT SECURITIES REVENUE

                                                                           First quarter
                                                                         -----------------
In millions                                                                2000    1999
------------------------------------------------------------------------------------------
DEBT INVESTMENT SECURITIES
Gross realized gains from sales of securities                             $  70    $ 34
Gross realized losses from sales of securities                              (87)    (60)
------------------------------------------------------------------------------------------
Net debt investment securities (loss)                                       (17)    (26)
------------------------------------------------------------------------------------------

EQUITY INVESTMENT SECURITIES
Gross realized gains from marketable available-for-sale securities           72       -
Gross realized gains from nonmarketable securities                            3       8
Net appreciation in SBIC securities                                         103      10
Write-downs for other-than-temporary impairments in value                   (12)    (38)
Dividend and other income                                                     8       5
------------------------------------------------------------------------------------------
Net equity investment securities revenue (loss)                             174      (15)
------------------------------------------------------------------------------------------
Total investment securities revenue (loss)                                  157      (41)
------------------------------------------------------------------------------------------

9.  OTHER REVENUE AND OTHER EXPENSES
Other revenue

                                                                                   First quarter
                                                                                 ------------------
In millions                                                                        2000     1999
---------------------------------------------------------------------------------------------------
Foreign currency hedging gains (a)                                                 $65      $93
Equity earnings in certain affiliates, including related goodwill amortization      22       46
Provision for credit losses                                                         (1)      --
Other                                                                               87       20
---------------------------------------------------------------------------------------------------
Total other revenue                                                                173      159
---------------------------------------------------------------------------------------------------

(a) Includes gains and losses on hedges of anticipated foreign currency revenues and expenses. These gains and losses are partially offset by the impact of exchange rate movements on reported revenues and expenses over the year.

Other expenses

                                                            First quarter
                                                          ------------------
In millions                                                 2000     1999
----------------------------------------------------------------------------
Professional services                                       $ 43     $ 28
Marketing and business development                            70       40
Other outside services                                        58       39
Other                                                         44       35
----------------------------------------------------------------------------
Total other expenses                                         215      142
----------------------------------------------------------------------------

10.  INVESTMENT IN AMERICAN CENTURY COMPANIES, INC.
In January 1998, we completed the purchase of a 45% economic interest in American Century Companies, Inc. (American Century) for $965 million. American Century is a no-load U.S. mutual fund company selling directly to individuals. The investment is accounted for under the equity method of accounting and recorded in Other assets. The excess of our investment over our share of equity (i.e., goodwill) in American Century was approximately $795 million at the time of purchase. This amount is being amortized on a straight-line basis over a period of 25 years resulting in annual amortization expense of approximately $32 million. As of March 31, 2000 and 1999, goodwill totaled $723 million and $751 million, respectively. Our share of equity income in American Century and the amortization of goodwill related to this investment is recorded in Other revenue. The results of this investment are included in the Asset Management Services segment.

11.  INVESTMENT SECURITIES
DEBT INVESTMENT SECURITIES
The following table presents the gross unrealized gains and losses and a comparison of the cost, along with the fair and carrying value of our available-for-sale debt investment securities as of March 31, 2000. The gross unrealized gains or losses on each debt investment security include the effects of any related hedge. See note 13 for additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities.

                                                                         Gross           Gross      Fair and
                                                                    unrealized      unrealized      carrying
In millions: March 31, 2000                               Cost           gains          losses         value
---------------------------------------------------------------------------------------------------------------
U.S. Treasury                                          $   546           $  12           $   1        $  557
U.S. government agency, principally mortgage-backed      6,605              30             194         6,441
U.S. state and political subdivision                     1,152             134              63         1,223
U.S. corporate and bank debt                                69              --              --            69
Foreign government                                         187              --              --           187
Foreign corporate and bank debt                              5              --              --             5
Other                                                      108              10              --           118
---------------------------------------------------------------------------------------------------------------
Total debt investment                                    8,672             186             258         8,600
securities
---------------------------------------------------------------------------------------------------------------

EQUITY INVESTMENT SECURITIES
Equity investment securities are generally owned by J.P. Morgan Capital Corporation, a wholly owned nonbank subsidiary of J.P. Morgan. Many of these equity investment securities are subject to legal, regulatory, and contractual restrictions that limit our ability to dispose of them freely.

The following table shows gross unrealized gains and losses, a comparison of the cost, fair value and carrying value of marketable, nonmarketable, and SBIC securities portfolios of J.P. Morgan consolidated. A substantial portion of these are included in our Equity Investments segment.

In millions: March 31, 2000                        Marketable       Nonmarketable                 SBIC securities
-----------------------------------------------------------------------------------------------------------------
Accounting (a)                      Fair value through equity                Cost     Fair value through earnings
-----------------------------------------------------------------------------------------------------------------
Cost                                              $340                 $664                             $290
-----------------------------------------------------------------------------------------------------------------
Gross unrealized gains                             205                   97                              444
Gross unrealized losses                            (5)                  (5)                               --
-----------------------------------------------------------------------------------------------------------------
Net unrealized gains                               200  (b)              92   (c)                        444  (d)
-----------------------------------------------------------------------------------------------------------------
Fair value                                         540                  756                              734
-----------------------------------------------------------------------------------------------------------------
Carrying value on balance sheet                    540                  664                              734
-----------------------------------------------------------------------------------------------------------------

(a) See note 1, "Summary of Significant Accounting Policies," of our 1999 Annual Report.

(b) Primarily relates to investments in the telecommunications and financial services industries.

(c) Primarily relates to investments in the financial services and basic industries.

(d)      Primarily relates to investments in the telecommunications industry.

12.   TRADING ACCOUNT ASSETS AND LIABILITIES

The following table presents the fair and carrying value of trading account assets and trading account liabilities as of March 31, 2000. It also includes the average balances for the three months ended March 31, 2000.

                                             Carrying                  Average
                                                value                  balance
                                         ------------            -------------
                                             March 31            First quarter
In millions:                                     2000                     2000
------------------------------------------------------------------------------
TRADING ACCOUNT ASSETS
 U.S. Treasury                                $ 9,602                  $ 6,713
 U.S. government agency                        19,703                   15,936
 Foreign government                            30,341                   23,132
 Corporate debt and equity                     24,357                   22,704
 Other securities                               7,870                    8,243
 Interest rate and currency swaps              17,944                   15,670
 Credit derivatives                               560                      638
 Foreign exchange contracts                     2,767                    2,280
 Interest rate futures and forwards              (11)                       37
 Equity and commodity contracts                 5,585                    6,369
 Purchased option contracts                    20,349                   19,117
------------------------------------------------------------------------------
                                              139,067                  120,839
------------------------------------------------------------------------------

 TRADING ACCOUNT LIABILITIES
 U.S. Treasury                                  8,203                    7,914
 Foreign government                            16,943                   13,021
 Corporate debt and equity                     14,059                   10,675
 Other securities                               4,455                    5,292
 Interest rate and currency swaps              16,233                   14,874
 Credit derivatives                               836                      617
 Foreign exchange contracts                     2,203                    1,955
 Interest rate futures and forwards                47                       13
 Equity and commodity contracts                 4,525                    4,606
 Written option contracts                      22,391                   21,313
------------------------------------------------------------------------------
                                               89,895                   80,280
------------------------------------------------------------------------------

Trade date receivables/payables

Amounts receivable and payable for securities that have not reached their contractual settlement dates in our trading and investing activities are recorded net in the "Consolidated balance sheet." Amounts receivable for securities sold of $24.9 billion were netted against amounts payable for securities purchased of $23.5 billion. This produced a net trade date receivable of $1.4 billion, recorded in Accrued interest and accounts receivable as of March 31, 2000.

13.  DERIVATIVES

In general, derivatives are contracts or agreements whose values are derived from changes in interest rates, foreign exchange rates, credit spreads, prices of securities, or financial or commodity indices. The timing of cash receipts and payments for derivatives is generally determined by contractual agreement. Derivatives are either standardized contracts executed on an exchange or privately negotiated contracts. Futures and option contracts are examples of standard exchange-traded derivatives. Forward, swap, and option contracts are examples of privately negotiated derivatives. Privately negotiated derivatives are generally not traded like securities. In the normal course of business, however, they may be terminated or assigned to another counterparty if the original holder agrees. We use derivatives for trading or other-than-trading purposes. Other-than-trading purposes are primarily related to our investing activities.

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

Credit derivatives include credit default swaps and related swap and option contracts. Credit default swaps are contractual agreements that provide insurance against a credit event of one or more referenced credits. The nature of the credit event is established by the protection buyer and seller at the inception of the transaction. Events include bankruptcy, insolvency, and failure to meet payment obligations when due. The protection buyer pays a periodic fee in return for a contingent payment by the protection seller following a credit event. The contingent payment is typically the loss - the difference between the notional and the recovery amount incurred by the creditor of the reference credit as a result of the event.

Foreign exchange contracts involve an agreement to exchange one country's currency for another at an agreed-upon price and settlement date. Most of the contracts reported in the following table are forward contracts.

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

Equity and commodity contracts include swaps and futures in the equity and commodity markets and commodity forward agreements. Equity swaps are contractual agreements to receive the appreciation or depreciation in value based on a specific strike price on an equity instrument in return for paying another rate, which is usually based on equity index movements or interest rates. Commodity swaps are contractual commitments to exchange the fixed price of a commodity for a floating price. Equity and commodity futures are exchange-traded agreements to receive or deliver a financial instrument or commodity at a specific future date and price. Equity and commodity forwards are privately negotiated agreements to purchase or sell a specific amount of a financial instrument or commodity at an agreed-upon price and settlement date.

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

The following table presents notional amounts for trading and other-than-trading derivatives, based on management's intent and ongoing usage. A summary of the on-balance-sheet credit exposure, which is represented by the net positive fair value associated with trading derivatives and recorded in Trading account assets, is also included in the following table. Our on-balance-sheet credit exposure takes into consideration $89.6 billion of master netting agreements in effect as of March 31, 2000.

                                                                                                   On-balance-sheet
In billions: March 31, 2000                                                     Notional amounts   credit exposure
-------------------------------------------------------------------------------------------------------------------

Interest rate and currency swaps:
  Trading                                                                          $4,707.2
  Other-than-trading  (a)(b)                                                           55.0
-------------------------------------------------------------------------------------------------------------------
  Total interest rate and currency swaps                                            4,762.2            $   17.9
-------------------------------------------------------------------------------------------------------------------
Credit derivatives:
   Trading                                                                            154.2
   Other-than-trading  (a)                                                             21.6
-------------------------------------------------------------------------------------------------------------------
   Total credit derivatives                                                           175.8                 0.6
-------------------------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and futures contracts:
  Trading                                                                             553.0
  Other-than-trading  (a)                                                              19.4
-------------------------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward, and futures contracts                         572.4                 2.8
-------------------------------------------------------------------------------------------------------------------
Interest rate futures, forward rate agreements, and debt securities forwards:
  Trading                                                                             944.3
  Other-than-trading                                                                   13.1
-------------------------------------------------------------------------------------------------------------------
  Total interest rate futures, forward rate agreements,
     and debt securities forwards                                                     957.4                  --
-------------------------------------------------------------------------------------------------------------------
Equity and commodity swaps, forward and futures contracts, all trading                110.6                 5.6
-------------------------------------------------------------------------------------------------------------------
Purchased options:  (c)
  Trading                                                                           1,299.6
  Other-than-trading  (a)                                                               3.6
-------------------------------------------------------------------------------------------------------------------
  Total purchased options                                                           1,303.2                20.3
-------------------------------------------------------------------------------------------------------------------
Written options, all trading  (d)                                                   1,522.0                  --
-------------------------------------------------------------------------------------------------------------------
Total on-balance-sheet credit exposure                                                                     47.2
-------------------------------------------------------------------------------------------------------------------

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

(b) The notional amounts of derivative contracts used for purposes other-than-trading, conducted in the foreign exchange markets, primarily forward contracts, amounted to $25.3 billion at March 31, 2000, and were primarily denominated in the following currencies: Japanese yen $7.9 billion, Euro $6.0 billion, Canadian dollar $2.7 billion, Swiss franc $2.5 billion, British pound $2.0 billion, and Australian dollar $1.3 billion.

(c) At March 31, 2000, purchased options used for trading purposes included $981.8 billion of interest rate options, $121.6 billion of foreign exchange options, and $196.2 billion of commodity and equity options. Options used for purposes other-than-trading are primarily interest rate options. Purchased options executed on an exchange amounted to $217.2 billion and those negotiated over-the-counter amounted to $1,086.0 billion at March 31, 2000.

(d) At March 31, 2000, written options included $1,171.2 billion of interest rate options, $150.6 billion of foreign exchange options, and $200.2 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $201.1 billion and those negotiated over-the-counter amounted to $1,320.9 billion at March 31, 2000.

Derivatives are used to hedge or modify the interest rate characteristics of debt investment securities, loans, deposits, other liabilities for borrowed money, long-term debt, and other financial assets and liabilities. Net unrealized losses associated with such derivatives contracts amounted to $146 million as of March 31, 2000. Gross unrealized gains and gross unrealized losses associated with open derivatives contracts used for these purposes as of March 31, 2000, are presented in the following table. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt; debt investment securities, principally mortgage-backed securities; deposits; and other financial instruments.

                                           Gross          Gross              Net
                                      unrealized     unrealized       unrealized
In millions: March 31, 2000                gains        (losses)   gains (losses)
--------------------------------------------------------------------------------

Long-term debt                           $   277        $  (595)        $  (318)
Debt investment securities                   138            (53)             85
Deposits                                     189            (43)            146
Other financial instruments                  292           (351)            (59)
--------------------------------------------------------------------------------
Total                                        896         (1,042)           (146)
--------------------------------------------------------------------------------


14.  LOANS

Included in Loans are loans held for sale of approximately $3.0 billion at March 31, 2000. These loans are recorded on the balance sheet at lower of cost or fair value and are primarily to borrowers in the U.S. in various industries.

During the first quarter of 2000, we revised the terms of a $77 million loan to a Latin American steel company under a troubled debt restructuring. At March 31, 2000, this loan was considered performing.

15.  OTHER CREDIT-RELATED PRODUCTS

Lending commitments include commitments to extend credit, standby letters of credit and guarantees. The contractual amounts of these instruments represent the amount at risk should the contract be fully drawn upon, the client default, and the value of the collateral become worthless.

The total contractual amount of credit-related financial instruments does not represent the future liquidity requirements, since we expect a significant amount of commitments to expire or mature without being drawn. The credit risk associated with these instruments varies according to each client's creditworthiness and the value of any collateral held. Commitments to extend credit generally require clients to meet certain credit-related terms and conditions before drawdown. Market risk for commitments to extend credit, standby letters of credit, and guarantees, while not significant, may arise as availability of and access to credit markets change.

The following table summarizes the contractual amount of credit-related instruments as of March 31.

In billions: March 31, 2000
--------------------------------------------------------
Commitments to extend credit                       $66.8
Standby letters of credit and guarantees            16.8
--------------------------------------------------------
Total lending commitments                           83.6
--------------------------------------------------------

We also have securities lending indemnifications associated with our Euroclear-related activities of $8.8 billion as of March 31, 2000. As of March 31, 2000, J.P. Morgan held cash and other collateral in full support of these securities lending indemnifications.

PURCHASE OF CREDIT PROTECTION

Since December 1997, we have entered into three Synthetic Collateralized Loan Obligations that has allowed us to reduce the credit risk on a portfolio of counterparties totaling approximately $20 billion in notional amount. This was accomplished using credit default swaps, whereby the credit risk is transferred into the capital markets via a special purpose entity, without us having to sell the assets or change their composition. The structures provide protection at the counterparty level, that is, protection is provided on all exposures to a referenced counterparty versus on a specific loan, commitment or derivative transaction to that counterparty. We have retained the first risk of loss equity tranche in these transactions totaling $224 million. As a result of these structures, we were able to reduce economic capital by approximately $428 million as of March 31, 2000. These structures have also allowed us to reduce our risk-adjusted assets by approximately $2.8 billion as of March 31, 2000, thereby increasing our Tier I and Total risk-based capital ratios by 18 basis points (0.18%) and 26 basis points (0.26 %), respectively. In particular, these transactions have allowed us to convert the credit risk associated with $20 billion of diversified exposure on our balance sheet - as described in the following table - from various lower credit ratings to that we believe is equivalent to a AAA+ counterparty.

Counterparty rating    Notional exposure
------------------------------------------
AAA                                $  669
AA                                  3 167
A                                   9 507
BBB                                 4 726
BB                                    888
B                                     260
CCC and below                         994
------------------------------------------
Total                              20 211
------------------------------------------

The notional exposures in the above table are diversified by counterparty in the following industries: banks - $2,733 million; nonbank financial institutions - $2,898 million; governments - $855 million; commercial and industrial - $5,213 million; cyclical $4,593 million; and non-cyclical - $3,919 million.

16.      IMPAIRED LOANS

Total impaired loans, organized by the location of the counterparty - net of charge-offs - at March 31, 2000 are presented in the following table.

---------------------------------------------------

In millions: March 31
---------------------------------------------------
COUNTERPARTIES IN THE U.S.
Commercial and industrial                     $ 26
Other                                           13
---------------------------------------------------
                                                39
---------------------------------------------------
COUNTERPARTIES OUTSIDE THE U.S.
Commercial and industrial                       91
Other                                           10
---------------------------------------------------
                                               101
---------------------------------------------------
TOTAL IMPAIRED LOANS                           140
---------------------------------------------------
Allowance for impaired loans                    46
---------------------------------------------------

Impaired loans for which no SFAS No. 114 reserve was deemed necessary were $22 million as of March 31, 2000. As of March 31, 2000, approximately 65% of impaired loans were measured using the fair value of collateral, 30% of impaired loans were measured for impairment using observable market prices, and the remainder using the present value of future cash flows.

The following table presents an analysis of the changes in impaired loans.

----------------------------------------------------------------------------
                                                              First Quarter
In millions                                                            2000
----------------------------------------------------------------------------
IMPAIRED LOANS, BEGINNING PERIOD                                       $ 77
----------------------------------------------------------------------------
Additions to impaired loans                                               66
Less:
  Repayments of principal, net of additional advances                    (2)
  Impaired loans returning to accrual status                              -
  Charge-offs:
     Commercial and industrial                                            -
     Banks                                                                -
     Other                                                                -
  Interest and other credits                                             (1)
----------------------------------------------------------------------------
IMPAIRED LOANS, MARCH 31                                                140
----------------------------------------------------------------------------

An analysis of the effect of impaired loans - net of charge-offs - on interest revenue for the three months ended March 31, 2000 is presented in the following table.

-----------------------------------------------------------------------------
                                                               First Quarter
In millions                                                             2000
-----------------------------------------------------------------------------
Interest revenue that would have been recorded if accruing                $3
Net interest revenue recorded related to the current period                -
-----------------------------------------------------------------------------
Negative impact of impaired loans on interest
revenue                                                                    3
-----------------------------------------------------------------------------

For the three months ended March 31, 2000, the average recorded investments in impaired loans was $92 million. As of March 31, 2000, loans of $20 million were over 90 days past due (principal or interest) and still accruing interest, but not considered impaired. Lending commitments to counterparties considered impaired totaled $56 million at March 31, 2000.

17.      ALLOWANCES FOR CREDIT LOSSES

The following table summarizes the activity of our allowance for loan losses.

----------------------------------------------------------------------------
                                                               First Quarter
In millions                                                             2000
----------------------------------------------------------------------------
BEGINNING BALANCE                                                       $281
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Provision for loan losses in the U.S.                                    18
(Reversal of provision) for loan losses outside the U.S.                (18)
----------------------------------------------------------------------------
                                                                         -
----------------------------------------------------------------------------
Recoveries:
    Counterparties in the U.S.                                            -
    Counterparties outside the U.S.                                       9
----------------------------------------------------------------------------
                                                                          9
----------------------------------------------------------------------------
Charge-offs:
    Counterparties in the U.S., primarily other financial
       institutions                                                       -
     Counterparties outside the U.S.:
          Commercial and industrial                                       -
          Banks                                                           -
          Other                                                           -
----------------------------------------------------------------------------
Net recoveries                                                            9
----------------------------------------------------------------------------
ENDING BALANCE, MARCH 31                                                290
----------------------------------------------------------------------------

The following table displays our allowance for loan losses by component as of March 31, 2000.

In millions
-------------------------------------------------------------
Specific counterparty components in the U.S.             $ 13
Specific counterparty components outside the U.S.          33
-------------------------------------------------------------
Total specific counterparty                                46
Expected loss                                             244
-------------------------------------------------------------
Total                                                     290
-------------------------------------------------------------

The following table summarizes the activity of our allowance for credit losses on lending commitments.

-------------------------------------------------------------------------
                                                           First Quarter
In millions                                                         2000
-------------------------------------------------------------------------
BEGINNING BALANCE                                                   $125
-------------------------------------------------------------------------

-------------------------------------------------------------------------
(Reversal of provision) for credit losses in the U.S.                 (5)
Provision for credit losses outside the U.S.                           6
-------------------------------------------------------------------------
                                                                       1
-------------------------------------------------------------------------
ENDING BALANCE, MARCH 31                                              126
-------------------------------------------------------------------------

The following table displays our allowance for credit losses on lending commitments by component as of March 31, 2000.

In millions
-------------------------------------------------------------
Specific counterparty components in the U.S.            $ 19
Specific counterparty components outside the U.S.          4
-------------------------------------------------------------
Total specific counterparty                               23
Expected loss                                            103
-------------------------------------------------------------
Total                                                    126
-------------------------------------------------------------

18.      INCOME TAXES

The effective tax rate for the three months ended March 31, 2000 and 1999 was 36% and 35%, respectively. The increase in the effective tax rate reflects higher pretax income over the prior year quarter. The income tax expense / (benefit) related to net realized gains / (losses) and write-downs for other-than-temporary impairments in value on debt and equity investment securities, excluding securities in SBICs, was approximately $16 million for the three months ended March 31, 2000, compared to ($22) million for the three months ended March 31, 1999. The applicable tax rate used to compute the income tax expense / (benefit) related to net gains / (losses) on debt and equity investment securities for the three months ended March 31, 2000 and 1999 was approximately 35% and 39%, respectively.

19.      CAPITAL REQUIREMENTS

J.P. Morgan, its subsidiaries, and certain foreign branches of its bank subsidiary Morgan Guaranty Trust Company of New York are subject to regulatory capital requirements of U.S. and foreign regulators. Our primary federal banking regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board), establishes minimum capital requirements for J.P. Morgan, the consolidated bank holding company, and some of our subsidiaries, including Morgan Guaranty. These requirements ensure that banks and bank holding companies meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under generally accepted accounting principles. Failure to meet these requirements can result in actions by regulators that could have a direct material impact on our financial statements. The capital of J.P. Morgan and our principal subsidiaries, Morgan Guaranty and J.P. Morgan Securities Inc. (JPMSI), exceeded the minimum requirements set by each regulator as of March 31, 2000.

J.P. Morgan's risk-based capital ratios are calculated in accordance with the Federal Reserve Board's market risk capital guidelines. These guidelines require our risk-based capital ratios to take into account general market risk and specific issuer risk of our debt and equity trading portfolios, as well as general market risk associated with all trading and nontrading foreign exchange and commodity positions. The guidelines, however, continue to exclude the effect of SFAS No. 115. The calculation of risk-based capital ratios for J.P. Morgan, the bank holding company, includes the capital and assets of JPMSI, our U.S. broker-dealer.

Capital ratios and amounts

The following tables show the risk-based capital and leverage ratios and amounts for J.P. Morgan and Morgan Guaranty as of March 31, 2000.

Dollars in millions                        Amounts   Ratios(b)
-------------------------------------------------------------
Tier 1 capital(a)
   J.P. Morgan                             $11,644      8.3%
   Morgan Guaranty                          10,604      8.7
-------------------------------------------------------------
Total risk-based capital(a)
   J.P. Morgan                             $16,842     12.0%
   Morgan Guaranty                          13,914     11.4
-------------------------------------------------------------
Leverage
   J.P. Morgan                                          4.5%
   Morgan Guaranty                                      6.4
-------------------------------------------------------------

(a) For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum tier 1 capital of $5.6 billion and $4.9 billion, respectively. For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum total risk-based capital of $11.2 billion and $9.8 billion, respectively.

(b) Pursuant to Federal Reserve Board guidelines, the minimum tier 1 capital, total risk-based capital, and leverage ratios are 4%, 8%, and 3%, respectively, for bank holding companies and banks.

Capital categories

Bank regulators use five capital category definitions for regulatory supervision purposes. The categories range from "well capitalized" to "critically undercapitalized." A bank is considered well capitalized if it has minimum tier 1 capital, total capital, and leverage ratios of 6%, 10%, and 5%, respectively, under standards provided by the regulatory framework for prompt corrective action and the Federal Reserve Board.

Bank holding companies also have guidelines that determine the capital levels at which they shall be considered well capitalized. According to these guidelines, a bank holding company is considered well capitalized if it has minimum tier 1 capital, total capital, and leverage ratios of 6%, 10%, and 3%, respectively.

At March 31, 2000, the ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards required for a well capitalized bank holding company and bank, respectively. Management is aware of no conditions or events that have occurred since March 31, 2000, that would change J.P. Morgan's and Morgan Guaranty's well capitalized status.

20.  EARNINGS PER SHARE

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding, which includes contingently issuable shares for which all necessary conditions for issuance have been satisfied. Diluted EPS includes the determinants of basic EPS and, in addition, takes into account dilutive potential common shares that were outstanding during the period.

The following table presents the computation of basic and diluted EPS for the three months ended March 31, 2000 and 1999.


                                                                     First quarter
                                                         ------------------------------------
Dollars in millions, except share data                        2000                 1999
---------------------------------------------------------------------------------------------
Net income                                               $        628         $        600
Preferred stock dividends and other                                (9)                  (9)
---------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings
     per share - income available to
     common stockholders                                         $619                 $591
---------------------------------------------------------------------------------------------
Denominator for basic earnings per share -
     weighted-average shares                              170,854,461          182,740,896
Effect of dilutive securities:
     Options (a)                                            3,853,844(b)         4,663,826(c)
     Other stock awards (d)                                 8,881,595            8,978,013
---------------------------------------------------------------------------------------------
                                                           12,735,439           13,641,839
---------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
     weighted-average number of common
     shares and dilutive potential common
     shares                                               183,589,900          196,382,735
---------------------------------------------------------------------------------------------
Basic earnings per share                                 $       3.62         $       3.24
Diluted earnings per share                                       3.37                 3.01
---------------------------------------------------------------------------------------------

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

(b) The following options to purchase shares of our common stock were outstanding at March 31, 2000, but were not included in the computation of diluted EPS:

For the three months ended March 31, 2000: 4,699,078 shares at $130.94 per share expiring July 15, 2008; 100,000 shares at $128.21 per share expiring January 20, 2009; 75,000 shares at $134.88 per share expiring December 12, 2009; 5,959,000 shares at $135.72 per share expiring July 19, 2009; 188,475 shares at $123.28 per share expiring January 18, 2010; and 100,000 shares at $145.28 per share expiring January 18, 2010.

The inclusion of such options using the treasury stock method would have an antidilutive effect on the diluted EPS calculation because the options' exercise price was greater than the average market price of our common shares for the respective period.

(c) Options to purchase 5,003,500 and 100,000 shares of our common stock at $130.94 and $128.21, respectively, per share were outstanding at March 31, 1999, but were not included in the computation of diluted EPS. The inclusion of such options using the treasury stock method would have an antidilutive effect on the diluted EPS calculation because the options' exercise price was greater than the average market price of our common shares for the respective period. These options expire on July 15, 2008 and January 19, 2009, respectively.

(d) Weighted-average incremental shares for other stock awards include restricted stock and stock bonus awards. The related tax benefits are also considered.

21.  COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets on our "Consolidated balance sheet" of approximately $123.9 billion at March 31, 2000, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

At March 31, 2000 we had commitments to enter into future resale and repurchase agreements totaling $5.5 billion and $0.8 billion, respectively.

22.  INTERNATIONAL OPERATIONS

For financial reporting purposes, we divide our operations into domestic and international components. As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between domestic and international components. In 1999, we changed our estimates and assumptions to be consistent with the allocations used for our business segments as reported in note 3. Prior period amounts have been restated to reflect this allocation methodology.

Revenues and expenses

- Client-focused revenues are allocated between the regions responsible for managing the client relationship and the regions responsible for product execution and risk management
- Revenues from proprietary investing and trading activities and equity investments are allocated based on the location of the risk taker
- Expenses are allocated based on the estimated cost associated with servicing each region's client base. Corporate revenues and expenses are allocated primarily to the region in which they are recorded. Certain centrally managed expenses are allocated based on the underlying activity.

The results for the three months ended March 31, 2000 and 1999 were distributed among domestic and international operations, as presented in the following table.


-------------------------------------------------------------------------------------------
                                                                        Income
                                                           Pretax          tax         Net
                                     Total        Total    income/     expense/      income/
In millions                       revenues(a)  expenses     (loss)    (benefit)       (loss)
-------------------------------------------------------------------------------------------
FIRST QUARTER 2000
Europe  (b)                         $  997      $  518      $  479      $  194       $  285
Asia-Pacific                           209         153          56          23           33
Latin America  (c)                     112          55          57          23           34
-------------------------------------------------------------------------------------------
Total international operations       1,318         726         592         240          352
Domestic operations  (d)             1,518       1,129         389         113          276
-------------------------------------------------------------------------------------------
Total                                2,836(e)    1,855         981         353          628
-------------------------------------------------------------------------------------------
FIRST QUARTER 1999
Europe  (b)                            940         492         448         181          267
Asia-Pacific                           181         148          33          14           19
Latin America  (c)                     443          92         351         142          209
-------------------------------------------------------------------------------------------
Total international operations       1,564         732         832         337          495
Domestic operations  (d)               927         835          92         (13)         105
-------------------------------------------------------------------------------------------
Total                                2,491       1,567         924         324          600
-------------------------------------------------------------------------------------------


(a)  Includes net interest revenue and noninterest revenues.
(b)  Includes the Middle East and Africa.
(c)  Includes Mexico, Central America, and South America.
(d) Includes the United States, Canada, and the Caribbean. Total revenues and expenses relate substantially to United States operations.
(e) Includes March, 2000 provision for credit losses of $1 million, which was recorded in Europe.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan reported record quarterly net income of $628 million for the first quarter of 2000, up from $600 million in the first quarter of 1999. Earnings per share were $3.37, an increase of 12% from $3.01 a year ago. Return on common equity was 23% in the quarter, compared with 22% in the first quarter of 1999.

OTHER HIGHLIGHTS FOR THE FIRST QUARTER:

- Economic value added (EVA) rose 26% to $358 million from a year ago
- Revenues of $2.836 billion were up 14% from a very strong first quarter in
  1999
- Strong momentum in Equities, Investment Banking, and Asset Management Services fueled top-line growth
- Expenses increased 18% because of higher performance-driven compensation accruals and investment in the expansion of key client activities
- The efficiency ratio (expenses divided by revenues) was 65%, within our target range

ACCELERATION OF FIRMWIDE E-FINANCE INITIATIVES

During the quarter we significantly accelerated efforts to launch digital, commercial applications of Morgan capabilities and technologies, frequently partnering with firms that are leaders in their industries. To that end, we established LabMorgan, a new e-finance unit that aims to be a destination of choice for entrepreneurs and a hub for innovation within the firm. These initiatives have important benefits: They provide our clients and us with improved service and extend our client reach by capturing scale and drawing on the resources of partner companies. They also unlock equity value from leading-edge technologies that we have developed to support existing business activities. Major initiatives in the quarter included:

 - Launch of Morgan OnLine, comprehensive, integrated wealth management advice and services delivered to affluent individuals via the Internet
 - Participation in Sony Net Bank, a new consumer e-banking venture in Japan that will utilize J.P. Morgan's on-line private banking expertise
 - Formation of Arcordia, an Internet-based derivative operations and settlement company
 - Participation in Securities.Hub, an e-commerce company that will host a series of on-line portals linking securities firms and dealers with institutional investors worldwide
 - Formation of Market Axess, a multi-dealer fixed income transaction platform providing on-line access to research, new-issue, and secondary markets
 - Creation of Cygnifi, an independent, Internet-based derivatives services company delivering market, credit, and collateral risk management expertise

Since the beginning of April we have announced three additional initiatives:

 - Formation of TransactPlus, an independent firm that allows companies to identify, validate, and connect with each other in a 24x7, secure, globally available environment
 - Creation of SwapsWire, a network and protocol for on-line trading and negotiation of interest rate derivative transactions
 - Creation of Gold Avenue, an independent company that will be the first to offer a comprehensive range of products and services to the gold market over the Internet.

SEGMENT RESULTS

Total revenues were $2.836 billion in the first quarter of 2000, up 14% from the same period a year ago.

Investment Banking revenues rose 41% to $364 million in the first quarter. The increase was fueled by robust advisory results and record revenues from equity underwriting and derivatives. Revenues from European clients and the technology and biotechnology sectors were particularly strong. For the first quarter, Thompson Financial Securities Data Corporation ranked J.P. Morgan fifth worldwide in completed mergers and acquisitions, with a market share of 18%. This includes strong gains in the United States, where we ranked third with a similar market share.

Equities revenues increased more than twofold to $636 million over the prior year. Equity derivative revenues were sharply higher, reflecting increased client demand and significant trading gains. Results from equity underwriting more than doubled as we maintained our top-three lead manager ranking for transactions larger than $500 million and gained share overall. We ranked fifth among lead underwriters of U.S. transactions with a market share of 8.9%, compared with seventh and a market share of 5.6% for all of 1999. Brokerage commission revenues also increased sharply as a result of higher volumes and market share gains, particularly in Europe.

Interest Rate and Foreign Exchange Markets revenues declined 25% to $489 million from the first quarter of 1999, primarily due to lower trading results and client activity in interest rate derivatives. Less investor demand for yield-enhancing transactions in the rising interest rate environment globally, combined with a shift in interest toward equities, depressed client flows. Government securities revenues were strong in the quarter, although down from a year ago when results in Asia were exceptional. Foreign exchange activities were in line with last year's quarter.

Credit Markets revenues were $387 million in the first quarter. This compares with revenues of $704 million a year ago, which included significant gains on hedges of our economic exposures to Brazil. This quarter saw continued momentum in structured finance and benefited from improved emerging market conditions in both underwriting and trading.

Credit Portfolio revenues increased 27% to $199 million while overall risk in our credit portfolio was flat compared with the fourth quarter and significantly down from the first quarter of 1999. The increase in revenues reflected higher mark-to-market values of credit derivatives used as economic hedges of our exposures. It also resulted from an increase in the value of our derivatives portfolio brought about by narrower credit spreads. Income associated with our traditional loan portfolio rose as the proportion of higher-yielding assets increased.

The allowances for credit losses totaled $416 million at March 31, 2000, consistent with year-end levels. Impaired loans rose from $77 million to $140 million, which was primarily accounted for by a single industrial counterparty in Europe. Reflecting overall risk levels in the portfolio, average economic capital for the segment was $2.5 billion in both the first quarter of 2000 and the fourth quarter of 1999, down approximately 30% from $3.7 billion in last year's first quarter.

Asset Management Services revenues increased 32% to $407 million compared with a year ago. The increase included significant growth in revenues in our private banking activities. It also included a rise in investment management fees, reflecting asset growth and a shift in asset mix towards higher-fee alternative investment disciplines. Assets under management increased 17% from a year ago to approximately $370 billion at March 31, 2000. Earnings from our equity investment in American Century also rose.

Equity Investments reported revenues of $153 million in the first quarter, primarily reflecting gains in investments in the telecommunications industry. Gains of $68 million were realized through sales, with the remainder due to appreciation in fair value. Deal flow was strong as we invested approximately $120 million, two-thirds of which was committed to the rapidly expanding technology and e-commerce sectors. Equity investments recorded a loss of $14 million in the first quarter of 1999, primarily reflecting write-downs of Brazilian investments.

Proprietary Investing and Trading revenues were $188 million in the quarter, up from $127 million a year ago. Total return - reported revenues and the change in net unrealized value - was $235 million in the quarter compared with $91 million a year ago. The increases were achieved on significantly lower market risk levels. Reported revenues and total return in the first quarter of 2000 reflected strong results across our U.S. portfolios. This compares with the year-ago period, which reflected very strong results in our European portfolio and losses in our investment securities and Asian portfolios. Average economic capital for the segment declined from $3.6 billion last year to $0.5 billion in this quarter.

Corporate revenues were $13 million in the first quarter, essentially unchanged from the 1999 period. They included $76 million and $65 million of revenues from activities related to Euroclear in this year's and last year's quarter, respectively.

FINANCIAL REVIEW

REVENUES

Revenues were $2.836 billion in the first quarter of 2000, up 14% from the 1999 period.

Net interest revenue in the first quarter of 2000 was $453 million compared to $389 million in the year ago quarter. This increase primarily reflected higher net interest revenue from our interest rate markets activities and increased equities securities borrowing, partially offset by a decrease in higher yielding positions in local markets in Latin America.

Total trading revenue was $950 million in the first quarter of 2000. This compares with revenue of $1,134 million a year ago, which included significant gains on positions in Brazil taken in association with hedging our economic exposures. This quarter reflected strong results in equity derivatives and trading for our own account, partially offset by lower results in the interest rate markets.

Advisory and underwriting fees grew 39% to $543 million in the first quarter of 2000 from $390 million in the first quarter of 1999. Advisory fees grew 36% to $236 million, reflecting robust activity, particularly with European clients. For the first three months of 2000, Thompson Financial Securities Data Company, Inc. ranked J.P. Morgan fifth in completed mergers and acquisitions worldwide, with a market share of 18%. Underwriting revenue and syndication fees rose 41% to $307 million driven by record revenues from equity underwriting.

Investment management fees increased 12% to $276 million in the 2000 first quarter from a year ago, reflecting asset growth and a shift in asset mix towards higher-fee alternative investment disciplines. Assets under management were $370 billion at March 31, 2000, compared with $315 billion a year ago.

Fees and commissions were $284 million, up 33% from $214 million in the year-ago quarter. The increase reflects higher equities brokerage commissions related to higher volumes and market share gains, particularly in Europe.

Investment securities revenue was $157 million in the first quarter of 2000. This reflects gains of $178 million from equity investments primarily in the telecommunications industry of which $80 million were realized through sales, with the remainder due to appreciation in fair value. These gains were offset by write-downs of $12 million primarily related to equity investments in the consumer/retail industry and net losses of $17 million on the sale of debt investment securities. The current quarter results compares with negative (loss) investment securities revenue of $41 million in the first quarter of 1999. The loss reflected write-downs of $38 million primarily on Brazilian equity investments, and net losses of $26 million on the sale of debt investment securities. These losses were partially offset by gains of $10 million related to our equity investments portfolio.

Other revenue was $173 million in the first quarter of 2000, compared with $159 million a year earlier.

OPERATING EXPENSES

Operating expenses were $1.855 billion in the first quarter, an increase of 18% from the year-ago quarter. The rise reflected higher performance-driven compensation as well as investments to expand capacity in our investment banking and equity businesses. We also invested in corporate e-commerce initiatives, particularly Morgan OnLine and LabMorgan. The firm's efficiency ratio was 65% in the first quarter of 2000, consistent with the full year of 1999 and our corporate target.

At March 31, 2000, staff totaled 15,622 employees, compared with 15,512 at December 31, 1999 and 15,100 employees at March 31, 1999.

Income-tax expense in the first quarter totaled $353 million, based on an effective tax rate of 36%, compared with $324 million in the year-earlier quarter. The increase in expense reflects higher pretax income.

CAPITAL AND RISK MANAGEMENT

We seek to increase shareholder value through a firmwide discipline that links capital allocation, risk management, performance measurement, investment decisions, and incentive compensation into one integrated framework. This framework buttresses our day-to-day operations at all levels of the firm and employs consistent economic value added (EVA) and capital allocation methodologies. EVA integrates traditional operating earnings with capital and risk management by subtracting from income a charge for the equity used in support of our business. Please refer to our 1999 Annual report filed on Form 10-K for a detailed discussion of capital and risk management.

CAPITAL

Our economic capital allocation model estimates the amount of equity required by each business activity and the firm as a whole. Business economic capital is estimated as if each activity were conducted as a standalone entity. This estimate is based, to the extent possible, on observations of the capital structures and risk profiles of public companies or benchmarks. Diversification of Morgan's portfolio of businesses lowers the consolidated level of required equity and is a factor in assessing the appropriate level of capitalization of the firm. The benefit of diversification is not allocated to the businesses.

The related cost of equity for each business activity is based on observable market returns of publicly held investments, with the exception of our Credit Portfolio segment, whose cost of equity is based on market pricing for credit risk. To arrive at the charge for equity capital for each segment, we multiply its allocated required economic capital by its market-based cost of equity (or hurdle rate). To arrive at the consolidated charge for equity capital for J.P. Morgan, we multiply the firm's common equity by its market-based cost of equity, which currently is estimated at 10.5%.

Required versus available capital

J.P. Morgan's total required economic capital is compared with available capital to evaluate overall capital utilization. It is our policy to maintain an appropriate excess of capital to provide for growth and as additional protection against losses. The following table compares average required versus available capital for the periods ended March 31, 2000 and December 31, 1999, respectively.

                                          Three months         Twelve months
                                                 ended    ended December 31,
Average (billions)                      March 31, 2000                  1999
-----------------------------------------------------------------------------
Common stockholder's equity                      $10.6                 $11.0
Preferred stock, excluding variable                0.4                   0.4
Trust preferred securities                         1.2                   1.2
Other adjustments                                    -                  (0.1)
-----------------------------------------------------------------------------
Total available capital                           12.2                  12.5
-----------------------------------------------------------------------------
Required economic capital:
     Credit Portfolio                              2.5                   3.0
     Equity Investments                            1.9                   1.5
     Interest Rate Markets and FX                  1.7                   2.0
     Credit Markets                                1.2                   1.1
     Equities                                      0.8                   0.7
     Asset Management Services                     0.6                   0.6
     Proprietary Investing and Trading             0.5                   1.8
     Investment Banking                            0.5                   0.4
-----------------------------------------------------------------------------
     Total business segments                       9.7                  11.1
     Corporate                                     1.3                   1.5
     Diversification                              (2.5)                 (2.7)
-----------------------------------------------------------------------------
Total required economic capital                    8.5                   9.9
-----------------------------------------------------------------------------
Excess available capital                           3.7                   2.6
-----------------------------------------------------------------------------

It is our policy to maintain an appropriate excess of capital to provide for growth and as additional protection against losses. Excess available capital averaged $3.7 billion in the quarter compared with $2.6 billion for the 1999 full year, primarily reflecting lower economic capital requirements in our Proprietary Investing and Trading and Credit Portfolio segments as we continued to reduce risk. This decrease was partially offset by higher average economic capital requirements of our Equity Investments segment reflecting net new investments and appreciation.

RISK MANAGEMENT

Risk is inherent in our business, and sound risk management is key to our success. The major types of risks to which we are exposed are market, credit, liquidity, and operating risk. We have developed and implemented comprehensive policies and procedures to identify, mitigate, and monitor risk across the firm.

DAILY EARNINGS AT RISK

Our tool for the systematic measuring and monitoring of market and credit risk is the daily earnings at risk (DEaR) calculation. DEaR for each business is a key input to our EVA calculation and capital allocation. DEaR is a statistical measure used to estimate the firm's exposure in non-stressed markets to market risk and credit risk in our trading derivatives portfolio.

DEaR is an upperband estimate of the potential loss in the value of our portfolios, at a 95% confidence level, over a one-day time horizon. The firm's DEaR measure is based on a model that uses historical simulations. It makes assumptions about market behavior and takes into account numerous variables that may cause a change in the value of our portfolios, including interest rates, foreign exchange rates, equity and commodity prices and their volatilities, and correlations among these variables.

STRESS TESTING

We regularly supplement our DEaR calculations with stress testing at both the firmwide and business-specific levels. Stress testing measures the impact of abnormal movements on the firm's portfolios. Some of the stress test assumptions are very specific to businesses' specialized risks, while others are conducted in conformity with firmwide stress scenarios that are distributed by our Corporate Risk Management group. This provides senior management with an analysis of the potential impact on the firm's revenue.

VULNERABILITY IDENTIFICATION

In 1999 we introduced vulnerability identification (VID) as a discipline to highlight material risks which may or may not be captured by measures such as DEaR. The discipline systemically captures potential "worst-case" losses identified by traders and other risk takers. Once identified, these losses - or VIDs - may be quantified through specific stress tests and assist senior management in focusing on specific risks.

MARKET RISK PROFILES

DeaR
--------------------------------------------------------------------------------

                                      Trading                   Investing                    Aggregate
                     ------------------------     -----------------------     ------------------------
                     March 31     December 31     March 31    December 31     March 31     December 31
In millions              2000            1999         2000           1999         2000            1999
---------------------------------------------     ------------------------    -------------------------
Period end                $27(a)          $29(a)       $ 7            $ 9          $32             $26
---------------------------------------------     ------------------------    -------------------------
12 month average           24(b)           29(b)        18             26          $33(b)          $42(b)
---------------------------------------------     ------------------------    -------------------------

(a) This reflects, before diversification benefits, market risk DEaR of $24 million at March 31, 2000 ($26 million at December 31, 1999), and derivatives credit risk DEaR of $13 million at March 31, 2000 ($12 million at December 31,
1999).

(b) The averages for the twelve month periods ended March 31, 2000 and December 31, 1999 do not include derivative credit risk DEaR because we only began to incorporate derivative credit risk into our DEaR measurement as of June 30, 1999.

CREDIT EXPOSURES

The following section provides detailed information regarding the firm's significant credit exposures.

Credit exposure and related economic capital
--------------------------------------------------------------------------------

                                       Mar. 31, 2000              Dec. 31, 1999       Economic capital
                                --------------------     ----------------------    --------------------
                                   Carrying     Fair         Carrying      Fair    Mar. 31     Dec. 31
IN BILLIONS                           value    Value            value     value       2000        1999
----------------------------------------------------     ----------------------    --------------------
Derivatives                        $47.2(a)    $47.2         $43.7(a)     $43.7       $1.0        $0.9
Loans and lending commitments       26.8(b)     26.8          26.4(b)      26.5        2.1         1.8
----------------------------------------------------     ----------------------    --------------------
Total credit exposures(c)           74.0        74.0          70.1         70.2        3.1         2.7
----------------------------------------------------     ----------------------    --------------------

(a) Carried at fair value on the balance sheet with changes in fair value recorded in the income statement. Includes credit valuation adjustment as of March 31, 2000 and December 31, 1999 of $667 million and $670 million, respectively.
(b) Amount net of allowances for credit losses of $416 million as of March 31, 2000 and $406 million as of December 31, 1999. Carrying value excludes the notional value of lending commitments, which are off-balance-sheet instruments.
(c) Substantially all credit risk related to derivatives, loans, and lending commitment exposures are managed by the Credit Portfolio segment. Economic capital includes the impact of purchased credit protection and other credit risk hedges.

Credit exposure before and after collateral
--------------------------------------------------------------------------------

                                             Mar. 31, 2000                   Dec. 31, 1999
                               ----------------------------   ----------------------------
                                              Net exposure                    Net exposure
                                   Gross             after         Gross             after
IN BILLIONS                     exposure     collateral(b)      exposure     collateral(b)
-----------------------------------------------------------     --------------------------
Derivatives                       $47.2(a)           $42.2(a)      $43.7(a)          $37.7(a)
Loans                               27.2              20.0          26.8              18.9
Lending commitments(c)              83.6              82.5          83.1              82.3
------------------------------------------------------------------------------------------

(a) Includes the benefit of master netting agreements of $89.6 billion and $94.0 billion as of March 31, 2000 and December 31, 1999, respectively.
(b) Collateral held consisting of highly rated liquid securities (U.S. government securities) and cash was as follows: derivatives - $5 billion (March 2000) and $6 billion (December 1999); loans - $7.2 billion (March
     2000) and $7.9 billion (December 1999); and lending commitments - $1.1 billion (March 2000) and $0.8 billion (December 1999).
(c)  Before allowance for credit losses.

TRADITIONAL CREDIT PRODUCTS

The majority of credit risk from traditional credit products relates to exposures managed by our Credit Portfolio segment. Exposures not managed by this segment, primarily associated with our private banking activities, are largely secured. The maximum credit risk for our traditional credit products is measured by their contractual amounts, net of collateral. For example, the risk of a loan is the amount of money lent to the client. For lending commitments, the risk is the amount that would be owed should the contract be drawn upon, the client default, and the collateral becomes worthless. A significant number of our commitments expire, however, without being drawn upon. Moreover, commitments usually include financial covenants and/or material adverse change clauses that, if triggered, enable us to withdraw from the obligation to lend.

IMPAIRED LOANS

The following table presents impaired loans, net of charge-offs, as of March 31, 2000 and December 31, 1999.

Impaired loans
----------------------------------------------------------

                                 March 31,    December 31,
In millions                           2000            1999
-------------------------------------------   ------------
Commercial and industrial             $117             $54
Other                                   23              23
----------------------------------------------------------
Total impaired loans                   140              77
----------------------------------------------------------

Impaired loans were $140 million as of March 31, 2000, compared with $77 million as of December 31, 1999. The increase in commercial and industrial loans was primarily due to the addition of one European counterparty.

ALLOWANCES FOR CREDIT LOSSES

We maintain allowances for credit losses to absorb losses inherent in our traditional extensions of credit that we believe are probable and can be reasonably estimated. We determine the appropriateness of our allowances on a quarterly basis. This review is performed separately for each allowance classification - loans and lending commitments. The actual amount of credit losses or charge-offs, when they occur, may vary from estimated losses at each period end, due to changing economic conditions or exposure management decisions. Our process includes procedures to limit differences between estimated and actual credit losses, which include detailed quarterly assessments by senior management and model inputs that reflect current market indicators of credit quality.

The following table summarizes the activity of our allowances for credit losses for the three months ended March 31, 2000 and 1999, respectively.

=============================================================================-==========================================
                                                                                          ALLOWANCE FOR CREDIT LOSSES ON
                                                            ALLOWANCE FOR LOAN LOSSES          LENDING COMMITMENTS
------------------------------------------------------------------------------------------------------------------------
                                                                First         First              First      First
                                                              Quarter       Quarter            Quarter    Quarter
In millions                                                      2000          1999               2000       1999
------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                             $ 281          $ 470              $ 125      $ 125
------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                       --             --                  1         --
Reversal of provision for credit losses                           --             --                 --         --
------------------------------------------------------------------------------------------------------------------------
Recoveries                                                         9              5                 --         --
Charge-offs:
       Commercial and industrial                                  --             (3)                --         --
       Banks                                                      --             --                 --         --
       Other, primarily financial institutions in 1999            --            (25)                --         --
------------------------------------------------------------------------------------------------------------------------
Net recoveries/(charge-offs)                                       9            (23)                --         --
------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                290            447                126        125
=============================================================================-==========================================

The following table summarizes the period-end information of our allowances for credit losses as of March 31, 2000 and December 31, 1999, respectively.

=============================================================================-============
                                                            ALLOWANCE FOR CREDIT LOSSES ON
                             ALLOWANCE FOR LOAN LOSSES            LENDING COMMITMENTS
------------------------------------------------------------------------------------------
                               March 31   December 31          March 31      December 31
                                   2000          1999              2000             1999
------------------------------------------------------------------------------------------
Components:
Specific counterparty              $ 46         $ 24              $ 23              $ 22
Expected loss                       244          257               103               103
------------------------------------------------------------------------------------------
Total allowance                     290          281               126               125
=============================================================================-============

The allowance for loan losses increased to $290 million at March 31, 2000 from $281 million at December 31, 1999. The specific counterparty component of the allowance for loan losses was $46 million and $24 million at March 31, 2000 and December 31, 1999, respectively. The increase in the specific counterparty component from the prior quarter primarily reflects a new allocation to an industrial counterparty in Europe. The expected loss component of the allowance for loan losses decreased 5% to $244 million as of March 31, 2000, primarily reflecting improved market spreads globally which are used as a current indicator of credit quality. The allowance for credit losses on lending commitments was $126 million essentially unchanged from December 31, 1999.

CAPITAL

STOCKHOLDERS' EQUITY

At March 31, 2000, stockholders' equity of $11.6 billion included $119 million of net unrealized appreciation on investment securities, net of the related tax liability of $58 million. This compares with $44 million of net unrealized appreciation at December 31, 1999, net of the related tax liability of $12 million. The net unrealized depreciation on debt investment securities was $72 million at March 31, 2000 compared with a net unrealized depreciation of $129 million at December 31, 1999. The decrease primarily related to the realization of losses on sales of investment securities during the quarter. The net unrealized appreciation on marketable equity investment securities was $200 million at March 31, 2000, and $169 million at December 31, 1999. The net unrealized appreciation on investment securities held by unconsolidated affiliates was $49 million and $16 million, respectively. Included in the table below are selected ratios based upon stockholders' equity.

                                                     March 31,   December 31,   March 31,
Dollars in billions, except share data                   2000           1999        1999
------------------------------------------------------------------------------------------

Total stockholders' equity                              $11.6          $11.4       $11.6

Rate of return on average common stockholders'
  equity                                                 23.4%          18.1%       22.3%

As percent of period-end total assets:
  Common equity                                           3.8%           4.1%        4.1%
  Total equity                                            4.1%           4.4%        4.3%
Book value per common share                             $59.82         $57.83      $56.66
------------------------------------------------ -----------------------------------------

During the first quarter of 2000, the firm purchased approximately $600 million of its common stock or 5.2 million shares under its October 1999 authorization to repurchase up to $3 billion of common stock. As of March 31, 2000, $2 billion of this authorization had been utilized; we intend to use the remaining $1 billion over the next nine to 12 months, subject to market conditions, business considerations, and other factors.

REGULATORY CAPITAL REQUIREMENTS

At March 31, 2000, the capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a well capitalized bank holding company and bank, respectively, at March 31, 2000.

At March 31, 2000, under the Federal Reserve Board market risk capital guidelines for calculation of risk-based capital ratios, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.3% and 12.0%, respectively; the leverage ratio was 4.5%. At December 31, 1999, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.8% and 12.9%, respectively, and the leverage ratio was 4.7%. Refer to note 19, Capital Requirements, for further information.

Risk-adjusted assets represent the total of all on- and off-balance sheet exposures adjusted for risk-based factors as prescribed by the Federal Reserve Board. J.P. Morgan's risk-adjusted assets as of March 31, 2000 were $140.1 billion, compared with $131.4 billion at December 31, 1999.

EXPOSURES TO EMERGING COUNTRIES

The following tables present exposures to certain emerging markets based on management's view of total exposure as of March 31, 2000.

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

By type of financial instrument
=============================================================================-==============================================
                                                                        Credit               Total
In billions                                    Deriva-   Other out-    deriva-    Commit-   cross-       Local        Total
March 2000                           Loans       tives    standings      tives      ments   border    exposure     exposure
----------------------------------------------------------------------------------------------------------------------------
China                                  $  -      $ 0.1       $ 0.1      ($0.2)      $  -     $  -        $   -        $   -
Hong Kong                               0.1        0.2         0.1       (0.1)       0.1      0.4          0.1          0.5
Indonesia                               0.1          -         0.1          -          -      0.2            -          0.2
Malaysia                                  -          -         0.2          -          -      0.2            -          0.2
Philippines                               -          -         0.2          -          -      0.2            -          0.2
Singapore                                 -        0.5         0.1          -          -      0.6          0.1          0.7
South Korea                             0.2        0.2         1.0       (0.3)         -      1.1          0.7          1.8
Taiwan                                    -          -         0.1          -          -      0.1            -          0.1
Thailand                                  -        0.2         0.1          -          -      0.3            -          0.3
Other                                     -          -           -          -          -        -          0.1          0.1
----------------------------------------------------------------------------------------------------------------------------
Total Asia, excluding Japan             0.4        1.2         2.0       (0.6)       0.1      3.1          1.0          4.1
----------------------------------------------------------------------------------------------------------------------------

Argentina                               0.1        0.2         1.2       (0.3)         -      1.2          0.3          1.5
Brazil                                  0.1          -         0.1        0.1          -      0.3          1.0          1.3
Chile                                   0.4          -         0.1       (0.1)         -      0.4            -          0.4
Colombia                                0.2          -         0.1          -          -      0.3            -          0.3
Mexico                                  0.4        0.1         0.5       (0.4)         -      0.6          1.4          2.0
Other                                   0.2          -         0.3       (0.1)         -      0.4            -          0.4
----------------------------------------------------------------------------------------------------------------------------
Total Latin America, excluding the
Caribbean                               1.4        0.3         2.3       (0.8)         -      3.2          2.7          5.9
----------------------------------------------------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

J.P. Morgan and its subsidiaries operate in an intensely competitive industry. We compete globally with investment banks, commercial banks, and a wide range of nonbank financial institutions. Our non-U.S. competitors may have advantages in their home markets. We have also seen new competitors such as insurance companies and Internet companies compete with us for clients, market share, and people. We anticipate further competitive pressures from industry consolidation, which we expect to accelerate in the wake of the November 1999 passage of the Gramm-Leach-Bliley Act. In addition to a competitive marketplace, we also operate in an unpredictable global market environment. Our results are directly affected by factors outside our control, including general economic and market conditions; volatility of market prices, rates, and indices; and legislative and regulatory developments. They are also dependent on our ability to attract and retain skilled individuals and our ability to develop and support technology and information systems that are critical to our operations. Consequently, our results may vary significantly from period to period, and we may not be able to achieve our strategic objectives.

Certain sections of our Form 10-Q contain forward-looking statements. We use words such as expect, believe, anticipate, and estimate to identify these statements. In particular, disclosures made in the sections "Financial Highlights" and "Financial Review," contain forward-looking statements. Such statements are based on our current expectations and are subject to the risks and uncertainties discussed above, which could cause actual results to differ materially from those currently anticipated. J.P. Morgan claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

    CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
     J.P. Morgan & Co. Incorporated


Dollars in millions,                                                             Three months ended
Interest and average rates                            ------------------------------------------------------------------------
on a taxable-equivalent basis                                   March 31, 2000                           March 31, 1999
                                                      ------------------------------------------------------------------------
                                                       Average                  Average     Average                   Average
                                                       balance     Interest       rate      balance        Interest     rate
                                                      ------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.                  $  3,527     $     78       8.89%     $  2,937      $     81      11.18%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                          327            7       8.61           619            13       8.52
    U.S. state and political subdivision                 1,206           40      13.34         1,653            47      11.53
    Other                                                9,356          170       7.31        29,056           387       5.40
Debt investment securities in offices
  outside the U.S. (a)                                   1,795           18       4.03         2,504            31       5.02
Trading account assets:
    In offices in the U.S.                              36,204          643       7.14        29,704           393       5.37
    In offices outside the U.S.                         26,501          458       6.95        28,649           469       6.64
Securities purchased under agreements to resell:
    In offices in the U.S.                              27,742          381       5.52        22,016           265       4.88
    In offices outside the U.S.                         12,003          136       4.56        13,240           161       4.93
Securities borrowed,
    mainly in offices in the U.S.                       34,891          513       5.91        36,948           448       4.92
Loans:
    In offices in the U.S.                              15,387          295       7.71         5,766           104       7.31
    In offices outside the U.S.                         11,267          167       5.96        21,747           327       6.10
Other interest-earning assets (b):
    In offices in the U.S.                               4,465           85          *         1,430            20          *
    In offices outside the U.S.                            890           57          *           974            32          *
-----------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                         185,561        3,048       6.61       197,243         2,778       5.71
Cash and due from banks                                    615                                 2,156
Other noninterest-earning assets                        74,282                                70,764
-----------------------------------------------------------------------------------------------------------------------------
 Total assets                                          260,458                               270,163
-----------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended March 31, 2000 and 1999.

(a) For the three months ended March 31, 2000 and 1999, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS

J.P. Morgan & Co. Incorporated


Dollars in millions,                                            Three months ended
Interest and average rates              -----------------------------------------------------------------
on a taxable-equivalent basis                     March 31, 2000                  March 31, 1999
                                        -----------------------------------------------------------------
                                         Average               Average    Average                 Average
                                         balance     Interest    rate     balance     Interest      rate
                                        -----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.              $  3,530    $     59     6.72%    $  9,018    $    110     4.95%
    In offices outside the U.S.           40,037         483     4.85       47,617         506     4.31
Trading account liabilities:
    In offices in the U.S.                11,884         214     7.24        6,650         113     6.89
    In offices outside the U.S.           12,322         180     5.88       12,840         161     5.09
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                              62,421         808     5.21       61,171         743     4.93
Commercial paper, mainly in offices
    in the U.S.                           11,923         177     5.97        9,661         121     5.08
Other interest-bearing liabilities:
    In offices in the U.S.                 6,511         191    11.79       10,917         185     6.87
    In offices outside the U.S.            3,396          85    10.07        3,994          49     4.98
Long-term debt,
    mainly in offices in the U.S.         24,280         381     6.31       28,548         380     5.40
-------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       176,304       2,578     5.88      190,416       2,368     5.04
Noninterest-bearing deposits:
    In offices in the U.S.                   951                               882
    In offices outside the U.S.              510                               812
Other noninterest-bearing
    liabilities                           71,368                            66,603
-------------------------------------------------------------------------------------------------------
Total liabilities                        249,133                           258,713
Stockholders' equity                      11,325                            11,450
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                 260,458                           270,163
Net yield on interest-earning assets                             1.02                              0.84
-------------------------------------------------------------------------------------------------------
Net interest earnings                                    470                              410
-------------------------------------------------------------------------------------------------------

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

The following table shows each country where cross-border and local outstandings exceed 0.75% of total assets, as of March 31, 2000.

                                                                                                      Total out-
                                                                                                       standings
                                                        Net local       Total     % of                       and
In millions                      Govern-                     out-        out-    total      Commit-      commit-
March 31, 2000          Banks      ments    Other(a)    standings   standings   assets        ments        ments
----------------------------------------------------------------------------------------------------------------
Germany                $7,554     $11,345     $3,574           $-     $22,473      7.90%       $2,656    $25,129
Italy                   3,156       9,272      1,916            -      14,344      5.04           284     14,628
Netherlands             3,671       2,715      3,777            -      10,163      3.57         1,350     11,513
United Kingdom          4,754         366      3,124            -       8,244      2.90         1,678      9,922
France                  2,772       2,076      2,347            -       7,195      2.53         1,193      8,388
Japan                   2,402       1,803      2,266            -       6,471      2.27           903      7,374
Switzerland             1,750         240      1,612          147       3,749      1.32           747      4,496
Spain                     766       1,419      1,187          193       3,565      1.25           426      3,991
Belgium                   666       1,313        757            -       2,736      0.96           813      3,549
Mexico (b)                 74       1,512        848            -       2,434      0.86           100      2,534
South Africa              173       1,303        278          388       2,142      0.75            67      2,209
----------------------------------------------------------------------------------------------------------------

(a) Includes nonbank financial institutions and commercial and industrial entities.
(b) See page 32 for exposure to this country under the management view.

Part II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SUMMARY OF J.P. MORGAN'S ANNUAL MEETING

The 2000 annual meeting of stockholders of J.P. Morgan & Co. Incorporated was held on Wednesday, April 12, 2000 at the company's 60 Wall Street headquarters; 83.84% of the 164,265,059 shares of common stock outstanding and eligible to be voted was represented either in person or by proxy, constituting a quorum. Douglas A. Warner III, Chairman of the Board, presided.

The stockholders took the following actions:

1. Elected all 15 nominees to one-year terms as members of the Board of Directors. The directors are:


                                                              Percent of         Shares        Percent of
Director                               Shares in favor     shares voting       withheld     shares voting
----------------------------------------------------------------------------------------------------------
Douglas A. Warner III   *                  134,494,654            97.66%      3,217,110             2.34%
Paul A. Allaire                            134,526,682            97.69%      3,185,082             2.31%
Riley P. Bechtel                           134,458,657            97.64%      3,253,107             2.36%
Lawrence A. Bossidy                        134,559,381            97.71%      3,152,383             2.29%
Martin Feldstein                           134,549,711            97.70%      3,162,053             2.30%
Ellen V. Futter                            134,473,143            97.65%      3,238,621             2.35%
Hanna H. Gray                              134,444,573            97.63%      3,267,191             2.37%
Walter A. Gubert   **                      134,551,151            97.71%      3,160,613             2.29%
James R. Houghton                          134,499,462            97.67%      3,212,302             2.33%
James L. Ketelsen                          134,440,213            97.62%      3,271,551             2.38%
John A. Krol                               134,496,854            97.67%      3,214,910             2.33%
Michael E. Patterson    **                 134,538,498            97.70%      3,173,266             2.30%
Lee R. Raymond                             134,472,441            97.65%      3,239,323             2.35%
Lloyd D. Ward                              134,542,696            97.70%      3,169,068             2.30%
Douglas C. Yearley                         134,516,708            97.68%      3,195,056             2.32%

*      Chairman of the Board
**     Vice Chairman of the Board

2. Approved the appointment of PricewaterhouseCoopers LLP as independent accountants to perform auditing functions during 2000. There were 136,071,592 shares in favor, or 98.81% of shares voting; 293,937 shares against, or 0.21% of shares voting; 1,346,235 shares abstained; and no shares reflecting broker nonvotes.

3. Defeated the stockholder proposal relating to director share ownership. There were 95,006,156 shares against, or 84.27% of shares voting; 12,726,869 shares for, or 11.29% of shares voting; 5,013,953 shares abstained; and 24,964,786 shares reflecting broker nonvotes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        12.   Statement re computation of ratios (incorporated by reference to exhibit 12 to J.P. Morgan's report on Form 8-K, dated April 6,
              2000)

        27.   Financial data schedule

   (b)  Reports on Form 8-K

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000:

        March 30, 2000 (Items 5 and 7)
        Reported the issuance of a press release announcing its partnership with Sony and Sakura Bank with the purpose of establishing an Internet bank in Japan.
        Reported the issuance of a press release announcing the launching, in partnership with EDS, of Arcordia, the world's first independent internet-based derivative management and settlement company. Arcordia will provide transaction management and settlement services via the Internet for derivative products to financial institutions and corporations worldwide.

        March 13, 2000 (Items 5 and 7)
        Reported the issuance of a press release announcing the introduction of Morgan OnLine, a new Internet service delivering the firm's trusted private client services to today's growing number of millionaire clients.
        Reported the issuance of a press release announcing that continued momentum in a robust business environment produced strong performance in the first two months of 2000.

        March 9, 2000 (Items 5 and 7)
        Reported the issuance of a press release announcing the introduction of LabMorgan, the firm's new e-finance unit. J.P. Morgan intends to commit up to $1 billion to electronic business initiatives in 2000, the majority of which will be invested as capital in promising ventures.

        January 18, 2000 (Items 5 and 7)
        Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three and twelve month periods ended December 31, 1999. Disclosed the statement of consolidated average balances and net interest earnings for the three and twelve-month periods ended December 31, 1999.

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


DATE: May 15, 2000