Form 10-Q
period 2000-06-30
MORGAN J P & CO INC
filed 2000-08-15
CIK 68100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark one)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Number of shares outstanding of each of the registrant's classes of common stock at July 31, 2000:

Common Stock, $2.50 Par Value                                 159,039,256 Shares

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
The following financial statement information as of and for the three and six months ended June 30, 2000, is set forth within this document on the pages indicated:


                                                                             Page(s)

     Three month Consolidated statement of income
     J.P. Morgan & Co. Incorporated .....................................      3

     Six month Consolidated statement of income
     J.P. Morgan & Co. Incorporated .....................................      4

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated .....................................      5

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated .....................................      6

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated .....................................      7

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York ..........................      8

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated .....................................     9-25

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Financial highlights ...............................................     26

     Segment results ....................................................    26-27

     Financial review ...................................................    27-28

     Capital and Risk management ........................................    29-35

Consolidated average balances and net interest earnings .................    36-39

Cross-border and local outstandings under the regulatory basis ..........     40

PART II -- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K ................................     41

SIGNATURES ..............................................................     42

PART I
ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
In millions, except share data

                                                             Three months ended
                                           ------------------------------------------------------------
                                           June 30      June 30    Increase/     March 31     Increase/
                                              2000         1999   (Decrease)         2000    (Decrease)
                                           ------------------------------------------------------------

NET INTEREST REVENUE
Interest revenue                            $3,244       $2,713         $531       $3,031         $213
Interest expense                             2,865        2,288          577        2,578          287
------------------------------------------------------------------------------------------------------
Net interest revenue                           379          425          (46)         453          (74)
Reversal of provision for loan losses           (4)        (105)         101           --           (4)
------------------------------------------------------------------------------------------------------
Net interest revenue after loan loss
provisions                                     383          530         (147)         453          (70)

NONINTEREST REVENUES
Trading revenue                                906          803          103          950          (44)
Advisory and underwriting fees                 468          457           11          543          (75)
Investment management fees                     303          260           43          276           27
Fees and commissions                           232          191           41          284          (52)
Investment securities revenue/(loss)           128          (29)         157          157          (29)
Other revenue/(loss) (a)                        59          (21)          80          173         (114)
------------------------------------------------------------------------------------------------------
Total noninterest revenues                   2,096        1,661          435        2,383         (287)

Total revenues, net                          2,479        2,191          288        2,836         (357)

OPERATING EXPENSES
Employee compensation and benefits           1,097          970          127        1,300         (203)
Net occupancy                                   81           80            1           82           (1)
Technology and communications                  246          231           15          258          (12)
Other expenses                                 236          136          100          215           21
------------------------------------------------------------------------------------------------------
Total operating expenses                     1,660        1,417          243        1,855         (195)

Income before income taxes                     819          774           45          981         (162)
Income taxes                                   277          270            7          353          (76)
------------------------------------------------------------------------------------------------------
Net income                                     542          504           38          628          (86)

PER COMMON SHARE
Net income: Basic                            $3.10        $2.71        $0.39        $3.62      ($ 0.52)
            Diluted                           2.90         2.52         0.38         3.37        (0.47)
Dividends declared                            1.00         0.99         0.01         1.00           --
------------------------------------------------------------------------------------------------------

(a) Includes a provision for credit losses on lending commitments of $37 million, $35 million and $1 million for the three months ended June 30, 2000 and 1999, and March 31, 2000 respectively.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
In millions, except share data

                                                            Six months ended
                                                    ----------------------------------
                                                    June 30      June 30    Increase/
                                                       2000         1999   (Decrease)
                                                    ----------------------------------

NET INTEREST REVENUE
Interest revenue                                     $6,275       $5,470         $805
Interest expense                                      5,443        4,656          787
-------------------------------------------------------------------------------------
Net interest  revenue                                   832          814           18
Reversal of provision for loan losses                    (4)        (105)         101
-------------------------------------------------------------------------------------
Net interest revenue after loan loss provisions         836          919          (83)


NONINTEREST REVENUES
Trading revenue                                       1,856        1,937          (81)
Advisory and underwriting fees                        1,011          847          164
Investment management fees                              579          506           73
Fees and commissions                                    516          405          111
Investment securities revenue/(loss)                    285          (70)         355
Other revenue (a)                                       232          138           94
-------------------------------------------------------------------------------------
Total noninterest revenues                            4,479        3,763          716

Total revenues, net                                   5,315        4,682          633

OPERATING EXPENSES
Employee compensation and benefits                    2,397        2,066          331
Net occupancy                                           163          162            1
Technology and communications                           504          478           26
Other expenses                                          451          278          173
-------------------------------------------------------------------------------------
Total operating expenses                              3,515        2,984          531

Income before income taxes                            1,800        1,698          102
Income taxes                                            630          594           36
-------------------------------------------------------------------------------------
Net income                                            1,170        1,104           66

PER COMMON SHARE
Net income: Basic                                     $6.66        $5.94        $0.72
            Diluted                                    6.27         5.53         0.74
Dividends declared                                     2.00         1.98         0.02
-------------------------------------------------------------------------------------

(a) Includes a provision for credit losses on lending commitments of $38 million and $35 million for the six months ended June 30, 2000 and 1999, respectively.

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
J.P. Morgan & Co. Incorporated

                                                                                                             June 30    December 31
In millions, except share data                                                                                  2000           1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                    $   2,498      $   2,463
Interest-earning deposits with banks                                                                           5,122          2,345
Debt investment securities available-for-sale                                                                  5,920         14,286
Equity investment securities                                                                                   1,738          1,734
Trading account assets:
     U.S. and foreign governments                                                                             54,806         42,663
     Corporate debt and equity and other securities                                                           30,470         31,271
     Derivative receivables                                                                                   39,115         43,658
-----------------------------------------------------------------------------------------------------------------------------------
Total trading account assets                                                                                 124,391        117,592
Securities purchased under agreements to resell ($41,910 at June 2000 and $34,470 at December 1999)
     and federal funds sold                                                                                   43,010         35,970
Securities borrowed                                                                                           33,359         34,716
Loans, net of allowance for loan losses of $283 at June 2000 and $281 at December 1999                        26,898         26,568
Accrued interest and accounts receivable                                                                       6,654         10,119
Premises and equipment, net of accumulated depreciation of $1,361 at June 2000 and
    $1,319 at December 1999                                                                                    2,038          1,997
Other assets                                                                                                  14,695         13,108
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                 266,323        260,898
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits (including interest-bearing deposits of $43,873 at June 2000 and $43,922 at December 1999)           46,511         45,319
Trading account liabilities:
     U.S. and foreign governments                                                                             25,762         19,378
     Corporate debt and equity and other securities                                                           15,369         16,063
     Derivative payables                                                                                      40,193         44,976
-----------------------------------------------------------------------------------------------------------------------------------
Total trading account liabilities                                                                             81,324         80,417
Securities sold under agreements to repurchase ($67,228 at June 2000 and $58,950 at December 1999)
    and federal funds purchased                                                                               67,600         59,693
Commercial paper                                                                                               8,152         11,854
Other liabilities for borrowed money                                                                           9,709         10,258
Accounts payable and accrued expenses                                                                         10,730         10,621
Long-term debt not qualifying as risk-based capital                                                           18,025         19,048
Other liabilities, including allowance for credit losses of $163 at June 2000 and $125 at December 1999        6,383          5,897
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             248,434        243,107
Liabilities qualifying as risk-based capital:
Long-term debt                                                                                                 4,988          5,202
Company-obligated mandatorily redeemable preferred securities of subsidiaries                                  1,150          1,150
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                            254,572        249,459

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,000,000)
    Adjustable rate cumulative preferred stock, $100 par value (issued: 2,444,300)                               244            244
    Variable cumulative preferred stock, $1,000 par value (issued and outstanding: 250,000)                      250            250
    Fixed cumulative preferred stock, $500 par value (issued and outstanding: 400,000)                           200            200
Common stock, $2.50 par value (authorized shares: 500,000,000; issued: 200,998,455 at June 2000 and
    December 1999)                                                                                               502            502
Capital surplus                                                                                                1,229          1,249
Common stock issuable under stock award plans                                                                  2,152          2,002
Retained earnings                                                                                             11,717         10,908
Accumulated other comprehensive income:
    Net unrealized gains on investment securities, net of taxes                                                   53             44
    Foreign currency translation, net of taxes                                                                   (14)           (18)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              16,333         15,381
Less: treasury stock (41,128,936 common shares  and 15,000 preferred shares at June 2000, and
  36,200,897 common shares at December 1999) at cost                                                           4,582          3,942
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                    11,751         11,439
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                                   266,323        260,898
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated

                                                                                     2000                         1999
                                                                          ----------------------------    -----------------------
                                                                                              Compre-                       Compre-
                                                                          Stockholders'       hensive     Stockholders'     hensive
In millions: Six months ended June 30                                            Equity        Income            Equity      Income
-----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Adjustable-rate cumulative preferred stock balance, January 1 and
June 30                                                                        $    244                         $   244
Variable cumulative preferred stock balance, January 1 and
June 30                                                                             250                             250
Fixed cumulative preferred stock, January 1 and June 30                             200                             200
-----------------------------------------------------------------------------------------------------------------------------------
Total preferred stock, June 30                                                      694                             694
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and June 30                                                      502                             502
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                                1,249                           1,252
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and income tax benefits
     associated with stock options                                                  (20)                             (7)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                  1,229                           1,245
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                                2,002                           1,460
Deferred stock awards, net                                                          150                              80
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                  2,152                           1,540
-----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                               10,908                           9,614
Net income                                                                        1,170        $1,170             1,104      $1,104
Dividends declared on preferred stock                                               (19)                            (18)
Dividends declared on common stock                                                 (322)                           (349)
Dividend equivalents on common stock issuable                                       (20)                            (17)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                 11,717                          10,334
-----------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized gains on investment securities:
Balance, net of taxes, January 1                                                     44                             147
                                                                               --------                        --------
     Net unrealized gains/(losses) arising during the period,
        before taxes ($44 in 2000 and ($239) in 1999, net of taxes)                 165                            (402)
     Reclassification adjustment for net (gains)/losses included in net
        income, before taxes ($36 in 2000 and ($40) in 1999, net of taxes          (146)                             67
                                                                               --------                        --------

Change in net unrealized gains/(losses) on investment securities,
    before taxes                                                                     19                            (335)
Income tax (expense)/benefit                                                        (10)                            136
                                                                               --------                        --------

Change in net unrealized gains/(losses) on investment securities,
    net of taxes                                                                      9             9              (199)       (199)
Balance, net of taxes, June 30                                                       53                             (52)
                                                                               --------                        --------
Foreign currency translation:
Balance, net of taxes, January 1                                                    (18)                            (46)
                                                                               --------                        --------

Translation adjustment arising during the period, before taxes                       --                              (7)
Income tax benefit/(expense)                                                          4                               7
                                                                               --------                        --------
Translation adjustment arising during the period, net of taxes                        4             4                --          --
                                                                               --------                        --------

Balance, net of taxes, June 30                                                      (14)                            (46)
-----------------------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income,
     net of taxes, June 30                                                           39                             (98)
-----------------------------------------------------------------------------------------------------------------------------------
LESS:  TREASURY STOCK
Balance, January 1                                                                3,942                           2,362
Purchases                                                                         1,081                             447
Shares issued/distributed, primarily related to various employee benefit plans     (441)                           (395)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                  4,582                           2,414
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                       11,751                          11,803
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                      1,183                           905
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated

---------------------------------------------------------------------------------------------------------
In millions                                                                          Six months ended
---------------------------------------------------------------------------------------------------------
                                                                                    June 30       June 30
                                                                                       2000          1999
---------------------------------------------------------------------------------------------------------

NET INCOME                                                                           $1,170        $1,104
Adjustments to reconcile to cash provided by operating activities:
    Noncash items: provisions for credit losses, depreciation, amortization, deferred income taxes, stock award plans, and write-downs on investment
     securities                                                                         747           842
   Net (increase)/decrease in assets:
       Trading account assets                                                        (6,908)         (709)
       Securities purchased under agreements to resell                               (7,462)       (1,710)
       Securities borrowed                                                            1,357        (9,187)
       Loans held for sale                                                              111         1,357
       Accrued interest and accounts receivable                                       3,459         1,601
   Net increase/(decrease) in liabilities:
       Trading account liabilities                                                      819          (621)
       Securities sold under agreements to repurchase                                 8,258           650
       Accounts payable and accrued expenses                                             55           157

   Other changes in operating assets and liabilities, net                               162        (2,449)
   Net investment securities losses/(gains), excluding SBICs, included in cash
     flows from investing activities                                                   (150)           58
---------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       1,618        (8,907)
---------------------------------------------------------------------------------------------------------
Net (increase) decrease in interest-earning deposits with banks                      (2,786)          309
Debt investment securities:
     Proceeds from sales                                                             10,024        19,602
     Proceeds from maturities, calls, and mandatory redemptions                         834         4,846
     Purchases                                                                       (2,440)      (15,511)
Net decrease (increase) in federal funds sold                                           400          (117)
Net (increase) in loans                                                                (471)       (5,047)
Payments for premises and equipment                                                    (147)         (159)
Other changes, net                                                                     (612)       (1,342)
---------------------------------------------------------------------------------------------------------

CASH PROVIDED BY INVESTING ACTIVITIES                                                 4,802         2,581
---------------------------------------------------------------------------------------------------------
Net increase in noninterest-bearing deposits                                          1,239           193
Net (decrease) increase in interest-bearing deposits                                   (121)           17
Net (decrease) increase in federal funds purchased                                     (371)          510
Net (decrease) increase in commercial paper                                          (3,702)        6,476
Other liabilities for borrowed money proceeds                                         5,928         6,582
Other liabilities for borrowed money payments                                        (6,558)       (8,873)
Long-term debt proceeds                                                               1,977         4,898
Long-term debt payments                                                              (2,984)       (3,970)
Capital stock issued or distributed                                                      94           154
Capital stock purchased                                                              (1,081)         (447)
Dividends paid                                                                         (347)         (363)
Other changes, net                                                                     (514)        2,051
---------------------------------------------------------------------------------------------------------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                      (6,440)        7,228
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                               55           (11)
---------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND DUE FROM BANKS                                                      35           891
Cash and due from banks at December 31, 1999 and 1998                                 2,463         1,203
---------------------------------------------------------------------------------------------------------
Cash and due from banks at June 30, 2000 and 1999                                     2,498         2,094
---------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                        $5,692        $4,728
     Income taxes                                                                       340           310
---------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York

---------------------------------------------------------------------------------------------------------------------
                                                                                             June 30    December 31
In millions, except share data                                                                  2000           1999
---------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                                     $  2,463       $  2,382
Interest-earning deposits with banks                                                           4,955          2,266
Debt investment securities available-for-sale                                                  2,578          4,992
Trading account assets                                                                        81,572         84,786
Securities purchased under agreements to resell and federal funds sold                        22,535         19,094
Securities borrowed                                                                           13,371          9,700
Loans, net of allowance for loan losses of $282 at June 2000 and $280 at December 1999        26,609         26,072
Accrued interest and accounts receivable                                                       5,236          4,426
Premises and equipment, net of accumulated depreciation of $1,152 at June 2000 and
  $1,113 at December 1999                                                                      1,777          1,810
Other assets                                                                                  12,510         12,138
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 173,606        167,666
--------------------------------------------------------------------------------------------------------------------

LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                                       1,019            907
  In offices outside the U.S.                                                                  1,639            501
Interest-bearing deposits:
  In offices in the U.S.                                                                       3,605          4,256
  In offices outside the U.S.                                                                 43,278         42,052
--------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                49,541         47,716
Trading account liabilities                                                                   71,202         72,066
Securities sold under agreements to repurchase and federal funds purchased                    17,860         13,610
Other liabilities for borrowed money                                                           4,921          5,482
Accounts payable and accrued expenses                                                          8,105          6,310
Long-term debt not qualifying as risk-based capital (includes $671 at June 2000 and
   $727 at December 1999 of notes payable to J.P. Morgan).                                     5,297          6,224
Other liabilities, including allowance for credit losses of $163 at June 2000
   and $125 at December 1999                                                                   3,152          2,719
--------------------------------------------------------------------------------------------------------------------
                                                                                             160,078        154,127
Long-term debt qualifying as risk-based capital (includes $2,844 at June 2000 and
   $2,853 at December 1999 of notes payable to J.P. Morgan)                                    2,876          2,944
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                            162,954        157,071

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares: 2,500,000)                                    --             --
Common stock, $25 par value (authorized shares: 11,000,000; issued and
  outstanding 10,599,027)                                                                        265            265
Surplus                                                                                        3,305          3,305
Undivided profits                                                                              7,050          6,975
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                                     45             67
  Foreign currency translation, net of taxes                                                     (13)           (17)
--------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                    10,652         10,595
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                   173,606        167,666
--------------------------------------------------------------------------------------------------------------------

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

The financial information as of and for the periods ended June 30, 2000 and 1999, and March 31, 2000, is unaudited. All adjustments which, in the opinion of management, are necessary for a fair presentation have been made and were of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements included in J.P. Morgan's Annual report on Form 10-K for the year ended December 31, 1999. The nature of J.P. Morgan's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform with the current presentation.

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

On June 15, 2000, the FASB issued SFAS No. 138, an amendment to SFAS No. 133, which, coupled with guidance from the Derivatives Implementation Group through the end of June, will allow us over the next few months to assess the impact of these standards on our financial position. Broadly, our current hedging activities that would be most affected by the new standard would be those of our Proprietary Positioning segment, which uses derivatives to hedge its investment portfolio, deposits, and issuance of debt. Pursuant to SFAS No. 137, we are required to adopt SFAS No. 133 effective January 1, 2001.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and fair value of J.P. Morgan's financial instruments as of June 30, 2000 and December 31, 1999 in accordance with SFAS No. 107. Accordingly, certain amounts which are not considered financial instruments, including premises and equipment as well as investments under the equity method of accounting, are excluded from the table. Refer to note 1 of our 1999 Annual report for detailed information on how we estimate the fair value of financial instruments.

                                                                                     June 30,                           December 31,
                                                                                         2000                                   1999
                                                         ------------------------------------   ------------------------------------
                                                        Carrying        Fair    Appreciation/   Carrying        Fair   Appreciation/
In billions                                                value       value   (Depreciation)      value       value  (depreciation)
------------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE THROUGH EARNINGS
Financial assets:
Trading account assets:
   Cash securities                                         $85.3       $85.3            $  --      $73.9       $73.9          $  --
   Derivative receivables                                   39.1        39.1               --       43.7        43.7             --
Equity investments - SBICs                                   0.6         0.6               --        0.6         0.6             --

Financial liabilities:
Trading account liabilities:
   Cash securities                                          41.1        41.1               --       35.4        35.4             --
   Derivative payables                                      40.2        40.2               --       45.0        45.0             --

FAIR VALUE THROUGH EQUITY
Financial assets:
Debt investment securities                                   5.9         5.9               --       14.3        14.3             --
Equity investments - marketable securities                   0.5         0.5               --        0.6         0.6             --

CARRIED AT COST (APPROXIMATES FAIR VALUE)
Financial assets:
Securities purchased under agreements to resell and
   federal funds sold                                       43.0        43.0               --       36.0        36.0             --
Securities borrowed                                         33.4        33.4               --       34.7        34.7             --
Loans, net                                                  10.0        10.0               --        8.2         8.2             --
Other financial assets, including cash and due from
  banks,  accrued interest and accounts receivable,
  and other assets                                          15.3        15.3               --       17.8        17.8             --

Financial liabilities:
Noninterest-bearing deposits                                 2.6         2.6               --        1.4         1.4             --
Securities sold under agreements to repurchase and
   federal funds purchased                                  67.6        67.6               --       59.7        59.7             --
Other financial liabilities, including securities
   lent, accounts payable and other liabilities             20.3        20.3               --       18.7        18.7             --

CARRIED AT COST
Financial assets:
Interest-earnings deposits with banks                        5.1         5.1               --        2.3         2.3             --
Loans, net                                                  16.9        16.9               --       18.3        18.4            0.1
   Related derivatives                                        --          --               --         --         0.1            0.1
Equity investments - nonmarketable securities                0.7         0.7               --        0.5         0.6            0.1
Other financial assets                                       6.9         6.9               --        6.4         6.4             --

Financial liabilities:
Interest-bearing deposits                                   43.9        44.1             (0.2)      43.9        44.2           (0.3)
   Related derivatives                                        --        (0.1)             0.1         --        (0.1)           0.1
Commercial paper                                             8.2         8.2               --       11.9        11.9             --
Other liabilities for borrowed money                         6.2         6.2               --        7.2         7.2             --
Long-term debt                                              23.0        22.8              0.2       24.3        24.1            0.2
   Related derivatives                                        --         0.3             (0.3)        --         0.3           (0.3)
Other financial liabilities                                   --          --               --        0.7         0.7             --
Allowance - lending commitments                              0.2          --              0.2        0.1          --            0.1
Company-obligated mandatorily redeemable preferred
   securities of subsidiaries                                1.2         1.1              0.1        1.2         1.1            0.1
   Related derivatives                                        --         0.1             (0.1)        --         0.1           (0.1)

Lending commitments                                           --        (0.1)            (0.1)        --        (0.2)          (0.2)
------------------------------------------------------------------------------------------------------------------------------------
Net depreciation before considering income taxes                                         (0.1)                                 (0.1)
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

J.P. Morgan's segments, or activities, are Investment Banking, Equities, Interest Rate and Currency Markets, Credit Markets, Asset Management Services, Equity Investments, and Proprietary Positioning. During the second quarter of 2000, the firm announced organizational changes, which included the combination of our Credit Markets and Credit Portfolio segments into a single Credit Markets segment. In addition, revenue and expense allocations between Investment Banking and the other segments, primarily Equities and Credit Markets, have been changed to reflect the new organization. Prior period results have been restated.

The assessment of segment performance by senior management includes a review for each segment of pretax economic value added, pretax income, revenues, and expenses, as well as related trends among these items. We define economic value added (EVA) as operating income, adjusted to reflect certain segments on a total return basis, less preferred stock dividends and a charge for the cost of equity capital. At the business level, EVA is currently evaluated on a pretax basis, while at the firm level EVA is assessed after the impact of taxes. To arrive at the charge for equity capital for each segment, we multiply its allocated required economic capital by its market-based cost of equity (or hurdle rate), with the exception of our Credit Markets segment whose cost of equity incorporates market pricing for credit risk. The cost of equity for each business activity is separately determined from observable market returns of publicly held investments. To arrive at the charge for equity capital for J.P. Morgan consolidated, we multiply the firm's equity by its market-based cost of equity, which is currently estimated at 10.5%.

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

The accounting policies of our segments are, in all material respects, consistent with those described in note 1 of our 1999 Annual report, except for management reporting policies related to the tax-equivalent adjustment and reporting certain segments on a total return basis. For purposes of comparability, segment results include an adjustment to gross-up tax-exempt revenue to a taxable basis; this adjustment is eliminated in consolidation. In addition, in arriving at pretax EVA an adjustment is made to record certain segments on a total return basis; the Proprietary Positioning segment is the only segment significantly affected by this adjustment (see footnote d to the segment results table below.)

Our economic capital allocation model estimates the amount of equity required by each business activity and the firm as a whole. Business economic capital is estimated as if each activity were conducted as a standalone operating entity. This estimate is based, to the extent possible, on observations of the capital structures and risk profiles of public companies or benchmarks. In particular, for our markets and asset management activities, required economic capital is based on the revenue volatility and fixed expenses of public U.S. investment banks and asset management companies, respectively; for Credit Markets, capital is based on a simulation of unexpected credit losses; and, for Equity Investments, capital is equal to the carrying value of the portfolio. Diversification of Morgan's portfolio of businesses is reflected as a reduction to the consolidated level of required equity and is a factor in assessing the appropriate level of capitalization of the firm. The benefit of diversification is not allocated to the segments.

The following table presents segment results for the three and six months ended June 30, 2000 and 1999, respectively.

                                                                                                  Asset
                                           Invest-              Interest Rate                   Manage-
                                              ment               and Currency       Credit         ment
In millions                                Banking    Equities        Markets      Markets     Services
--------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2000
Net interest revenues                         $  8       $  6           $ 108        $ 124(a)    $   35
-------------------------------------------------------------------------------------------------------
Trading revenue                                 30        328             215          172           17
Advisory and underwriting fees                 374         23              14           49            7
Investment management fees                       1         --              --           --          301
Fees and commissions                            (3)       125              36           30           31
Investment securities revenue                   13         --              (1)          --           --
Other revenue                                    3         22              12          (27)          18
-------------------------------------------------------------------------------------------------------
Total noninterest revenues                     418        498             276          224          374
-------------------------------------------------------------------------------------------------------
Total revenues                                 426        504             384          348          409
-------------------------------------------------------------------------------------------------------
Total operating expenses                       383        297             280          164          300
-------------------------------------------------------------------------------------------------------
Total pretax income                             43        207             104          184          109
-------------------------------------------------------------------------------------------------------
Pretax EVA                                      19        162              15           76           87
-------------------------------------------------------------------------------------------------------
Total assets at period end (in billions)         1         27              91           76           13
-------------------------------------------------------------------------------------------------------
Avg. required economic capital                 631        762           1,789        3,709          590
-------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 1999
Net interest revenues                            5         27             150          289(a)        25
-------------------------------------------------------------------------------------------------------
Trading revenue                                 65        208             334          166           13
Advisory and underwriting fees                 333         16              15           86            5
Investment management fees                      --         --              --           --          262
Fees and commissions                             4         94              43           17           26
Investment securities revenue                   (1)        (1)             (3)           4           --
Other revenue                                    3         41              21          (66)          12
-------------------------------------------------------------------------------------------------------
Total noninterest revenues                     404        358             410          207          318
-------------------------------------------------------------------------------------------------------
Total revenues                                 409        385             560          496          343
-------------------------------------------------------------------------------------------------------
Total operating expenses                       309        192             321          215          268
-------------------------------------------------------------------------------------------------------
Total pretax income                            100        193             239          281           75
-------------------------------------------------------------------------------------------------------
Pretax EVA                                      75        152             135           94           56
-------------------------------------------------------------------------------------------------------
Total assets at period end (in billions)         1         22             100           79           10
-------------------------------------------------------------------------------------------------------
Avg. required economic capital                 563        740           2,017        4,225          556
-------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2000
Net interest revenues                           22         46             245          279(a)        74
-------------------------------------------------------------------------------------------------------
Trading revenue                                107        632             465          417           37
Advisory and underwriting fees                 729         76              26          160           18
Investment management fees                       3         --              --           --          576
Fees and commissions                            (3)       291              79           57           66
Investment securities revenue                   13         --              (1)          12           --
Other revenue                                    7         43              59          (27)          45
-------------------------------------------------------------------------------------------------------
Total noninterest revenues                     856      1,042             628          619          742
-------------------------------------------------------------------------------------------------------
Total revenues                                 878      1,088             873          898          816
-------------------------------------------------------------------------------------------------------
Total operating expenses                       792        558             614          426          603
-------------------------------------------------------------------------------------------------------
Total pretax income                             86        530             259          472          213
-------------------------------------------------------------------------------------------------------
Pretax EVA                                      35        443              47          236          170
-------------------------------------------------------------------------------------------------------
Total assets at period end (in billions)         1         27              91           76           13
-------------------------------------------------------------------------------------------------------
Avg. required economic capital                 635        747           1,760        3,705          607
-------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1999
Net interest revenues                            9         41             229          499(a)        50
-------------------------------------------------------------------------------------------------------
Trading revenue                                123        320             820          642           22
Advisory and underwriting fees                 595         30              26          185           10
Investment management fees                      --         --              --           --          502
Fees and commissions                            11        194              81           53           50
Investment securities revenue                   (1)        (1)             (1)           4           (1)
Other revenue                                   (1)        56              54          (56)          19
-------------------------------------------------------------------------------------------------------
Total noninterest revenues                     727        599             980          828          602
-------------------------------------------------------------------------------------------------------
Total revenues                                 736        640           1,209        1,327          652
-------------------------------------------------------------------------------------------------------
Total operating expenses                       601        378             680          480          525
-------------------------------------------------------------------------------------------------------
Total pretax income                            135        262             529          847          127
-------------------------------------------------------------------------------------------------------
Pretax EVA                                      88        190             320          474           91
-------------------------------------------------------------------------------------------------------
Total assets at period end (in billions)         1         22             100           79           10
-------------------------------------------------------------------------------------------------------
Avg. required economic capital                 523        634           2,058        4,479          554
-------------------------------------------------------------------------------------------------------


                                           Equity
                                           Invest-    Proprietary                  Consol-
In millions                                 ments     Positioning   Corporate      idated
------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2000
Net interest revenues                        $  --        $ 49(b)      $  53        $  383
------------------------------------------------------------------------------------------
Trading revenue                                 (2)        100            46           906
Advisory and underwriting fees                   1          --            --           468
Investment management fees                       3          --            (2)          303
Fees and commissions                            (3)          1            15           232
Investment securities revenue                  147         (35)            4           128
Other revenue                                   (1)        168          (136)           59
------------------------------------------------------------------------------------------
Total noninterest revenues                     145         234           (73)        2,096
------------------------------------------------------------------------------------------
Total revenues                                 145         283(c)        (20)        2,479
------------------------------------------------------------------------------------------
Total operating expenses                        26          53           157         1,660
------------------------------------------------------------------------------------------
Total pretax income                            119         230          (177)(d)       819
------------------------------------------------------------------------------------------
Pretax EVA                                      35         197          (207)(e)       384
------------------------------------------------------------------------------------------
Total assets at period end (in billions)         2          41            15           266
------------------------------------------------------------------------------------------
Avg. required economic capital               1,661         489        (1,273)(f)     8,358
------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 1999
Net interest revenues                          (12)         56(b)        (10)          530
------------------------------------------------------------------------------------------
Trading revenue                                 (1)         (8)           26           803
Advisory and underwriting fees                   7          --            (5)          457
Investment management fees                      --          --            (2)          260
Fees and commissions                            (5)          1            11           191
Investment securities revenue                   16         (46)            2           (29)
Other revenue                                    1          20           (53)          (21)
------------------------------------------------------------------------------------------
Total noninterest revenues                      18         (33)          (21)        1,661
------------------------------------------------------------------------------------------
Total revenues                                   6          23(c)        (31)        2,191
------------------------------------------------------------------------------------------
Total operating expenses                        13          43            56         1,417
------------------------------------------------------------------------------------------
Total pretax income                             (7)        (20)          (87)(d)       774
------------------------------------------------------------------------------------------
Pretax EVA                                      (1)        (96)         (108)(e)       307
------------------------------------------------------------------------------------------
Total assets at period end (in billions)         1          46            10           269
------------------------------------------------------------------------------------------
Avg. required economic capital               1,365       1,234        (1,239)(f)     9,461
------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2000
Net interest revenues                           (5)         96(b)         79           836
------------------------------------------------------------------------------------------
Trading revenue                                (10)        149            59         1,856
Advisory and underwriting fees                   3          --            (1)        1,011
Investment management fees                       4          --            (4)          579
Fees and commissions                            (4)          2            28           516
Investment securities revenue                  309         (54)            6           285
Other revenue                                    1         278          (174)          232
------------------------------------------------------------------------------------------
Total noninterest revenues                     303         375           (86)        4,479
------------------------------------------------------------------------------------------
Total revenues                                 298         471(c)         (7)        5,315
------------------------------------------------------------------------------------------
Total operating expenses                        71         109           342         3,515
------------------------------------------------------------------------------------------
Total pretax income                            227         362          (349)(d)     1,800
------------------------------------------------------------------------------------------
Pretax EVA                                     113         347          (447)(e)       944
------------------------------------------------------------------------------------------
Total assets at period end (in billions)         2          41            15           266
------------------------------------------------------------------------------------------
Avg. required economic capital               1,772         492        (1,282)(f)     8,436
------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1999
Net interest revenues                          (16)        141(b)        (34)          919
------------------------------------------------------------------------------------------
Trading revenue                                 --          (5)           15         1,937
Advisory and underwriting fees                   7          --            (6)          847
Investment management fees                       7          --            (3)          506
Fees and commissions                            (6)          1            21           405
Investment securities revenue                   --         (81)           11           (70)
Other revenue                                   --          94           (28)          138
------------------------------------------------------------------------------------------
Total noninterest revenues                       8           9            10         3,763
------------------------------------------------------------------------------------------
Total revenues                                  (8)        150(c)        (24)        4,682
------------------------------------------------------------------------------------------
Total operating expenses                        27          75           218         2,984
------------------------------------------------------------------------------------------
Total pretax income                            (35)         75          (242)(d)     1,698
------------------------------------------------------------------------------------------
Pretax EVA                                     (60)       (189)         (161)(e)       753
------------------------------------------------------------------------------------------
Total assets at period end (in billions)         1          46            10           269
------------------------------------------------------------------------------------------
Avg. required economic capital               1,321       2,415        (1,420)(f)    10,564
------------------------------------------------------------------------------------------

(a) The adjustment to gross up Credit Markets' revenue to a taxable basis was $7 million and $7 million for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the adjustment was $15 million and $13 million, respectively. These amounts are eliminated in consolidation.
(b) The adjustment to gross up Proprietary Positioning's tax-exempt revenues to a taxable basis was $115 million and $32 million for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the adjustment was $190 million and $68 million, respectively. These amounts are eliminated in consolidation.
(c) Total return revenues, which combine reported revenues and the change in net unrealized appreciation/depreciation, were $277 million and $5 million for the three months ended June 30, 2000 and 1999, respectively. Total return for the six months ended June 30, 2000 and 1999 was $512 million and $96 million, respectively.
(d) We classify the revenues and expenses of Corporate into three broad categories:

     - Corporate research and development initiatives that involve strategic investments in new client segments or services, but are managed separately from existing business lines. Expenses related to this area totaled $52 million and $15 million for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, these expenses were $100 million and $15 million, respectively.

     - Other corporate revenues and expenses that are recurring but unallocated to the business segments, including but not limited to: the results of hedging anticipated net foreign currency revenues and expenses across all business segments; corporate-owned life insurance; certain equity earnings in affiliates; and consolidation and management reporting offsets to certain revenues and expenses recorded in the business segments. Excluding consolidation and management reporting offsets, recurring revenues were ($11) million and ($46) million for the three months ended June 30, 2000 and 1999, respectively, and $11 million and ($29) million for the six months ended June 30, 2000 and 1999, respectively. Consolidating and management reporting offsets - which comprises offsets to certain amounts recorded in the segments, including the allocation of earnings on equity out of Corporate into the segments, adjustments to bring segments to a tax-equivalent basis, and other management accounting adjustments - were ($96) million and ($64) million for the three months ended June 30, 2000 and 1999, respectively, and ($186) million and ($132) million for the six months ended June 30, 2000 and 1999, respectively.

     - Nonrecurring items not allocated to segments - including gains on the sale of businesses, revenues and expenses associated with businesses that have been sold or are in the process of being discontinued, including revenues and expenses related to Euroclear activities, special charges, and other one-time corporate items. Nonrecurring revenues were $4 million and $14 million for the three months ended June 30, 2000 and 1999, respectively, and $7 million for the six months ended June 30, 2000 and 1999. Corporate includes revenues, expenses and pretax income related to Euroclear activities for the three months ended June 30, 2000 and 1999, respectively, as follows: revenues - $81 million and $65 million; expenses - $4 million and $3 million; and pretax income - $77 million and $62 million. For the six months ended June 30, 2000 and 1999, revenues, expenses and pretax income related to Euroclear-related activities were as follows: revenues - $157 million and $130 million; expenses - $13 million and $12 million,; and pretax income - $144 million and $118 million, respectively.

(e) Pretax EVA for Corporate includes the cost of equity adjustment related to the following items, among others: assets and investments not allocated to the segments [note (f)1], the diversification effect, and excess/shortfall capital.

(f) The following table provides a reconciliation of average common equity to required capital for the three and six months ended June 30, 2000 and 1999, respectively.

------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
------------------------------------------------------------------------------------------------------------------
In millions                                    June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
------------------------------------------------------------------------------------------------------------------
Average common equity                                $10,897           $11,005           $10,764           $10,881
Trust preferred securities                             1,150             1,150             1,150             1,150
Fixed and adjustable preferred stock                     444               444               444               444
Other adjustments                                        (62)             (115)              (56)             (136)
------------------------------------------------------------------------------------------------------------------
Total available capital                               12,429            12,484            12,302            12,339
------------------------------------------------------------------------------------------------------------------
Total required capital of business segments            9,631            10,700             9,718            11,984
Corporate (1)                                          1,283             1,480             1,264             1,474
Diversification                                       (2,556)           (2,719)           (2,546)           (2,894)
------------------------------------------------------------------------------------------------------------------
Total required capital                                 8,358             9,461             8,436            10,564
------------------------------------------------------------------------------------------------------------------
Excess available capital                               4,071             3,023             3,866             1,775
------------------------------------------------------------------------------------------------------------------

(1) Includes capital related to goodwill, Euroclear, retirement plans and other corporate assets.


4. BUSINESS CHANGES AND DEVELOPMENTS

Euroclear
Effective January 1, 2000, J.P. Morgan and the Boards of Euroclear Clearance System PLC and Euroclear Clearance System Societe Cooperative executed a definitive agreement to create a new, market-owned European bank to operate all aspects of the Euroclear system. This agreement anticipates the formation of a bank, based in Brussels and to be known as Euroclear Bank, to succeed J.P. Morgan as operator and banker for the Euroclear System. J.P. Morgan will remain as operator and banker of Euroclear until the successor bank is established and is ready to take over the operations from J.P. Morgan, a process that we expect to be completed by December 31, 2000. The management and staff of Euroclear, comprising approximately 1,200 J.P. Morgan employees, will transfer to the new entity.

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

Until the new bank becomes operational, J.P. Morgan will continue to record pretax banking income over the period during which it is earned. Upon the changeover to the new bank, J.P. Morgan will recognize as income on that date all expected minimum amounts due over the remaining part of the three-year contract period, plus any gain on assets transferred to the new bank. This amount will be subsequently adjusted based on the determination of the final pretax banking income of Euroclear as specified in the definitive agreement.

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

Pre-tax income from Euroclear-related activities reported by J.P. Morgan was $144 million for the first six months of 2000, $216 million for the full year 1999, and $261 million for 1998.

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

                                                  Second quarter                  Six months
                                              ---------------------------------------------------
In millions                                     2000           1999           2000           1999
-------------------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks                           $   75         $   79         $  153         $  160
Debt investment securities (a)                   129            405            348            864
Trading account assets                         1,274            932          2,375          1,793
Securities purchased under agreements to
   resell and federal funds sold                 634            355          1,151            781
Securities borrowed                              508            470          1,021            918
Loans                                            488            404            949            834
Other sources                                    136             68            278            120
-------------------------------------------------------------------------------------------------
Total interest revenue                         3,244          2,713          6,275          5,470
-------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                         558            559          1,100          1,175
Trading account liabilities                      471            294            865            568
Securities sold under agreements to
  repurchase and federal funds purchased       1,002            725          1,810          1,468
Other borrowed money                             458            339            911            694
Long-term debt                                   376            371            757            751
-------------------------------------------------------------------------------------------------
Total interest expense                         2,865          2,288          5,443          4,656
-------------------------------------------------------------------------------------------------
Net interest revenue                             379            425            832            814
-------------------------------------------------------------------------------------------------

(a) Interest revenue from debt investment securities included taxable revenue of $110 million and $307 million and revenue exempt from U.S. income taxes of $19 million and $41 million for the three and six months ended June 30, 2000, respectively. Interest revenue from debt investment securities included taxable revenue of $380 million and $809 million and revenue exempt from U.S. income taxes of $25 million and $55 million for the three and six months ended June 30, 1999, respectively.

Net interest (expense) revenue associated with derivatives used for purposes other-than-trading was approximately ($46) million and ($52) million for the three and six months ended June 30, 2000, compared with approximately $1 million and $27 million for the three and six months ended June 30, 1999. As of June 30, 2000, approximately $10 million of net deferred losses on closed derivative contracts used for purposes other-than-trading were recorded on the "Consolidated balance sheet." These amounts primarily relate to closed hedge contracts included in the amortized cost of the debt investment portfolio as of June 30, 2000. The amount of net deferred gains or losses on closed derivative contracts changes from period to period, primarily due to the amortization of such amounts to Net interest revenue. These changes are also influenced by the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred losses / (gains) on closed derivative contracts as of June 30, 2000, are expected to amortize into Net interest revenue as follows: $4 million remainder of 2000; $6 million in 2001; $3 million in 2002; $3 million in 2003; $3 million in 2004; and approximately ($9) million thereafter.

6. TRADING REVENUE

The following table presents trading revenue by principal product grouping for the three and six months ended June 30, 2000 and 1999.


                                                Second quarter                  Six months
                                             ---------------------------------------------------
In millions                                   2000           1999           2000           1999
------------------------------------------------------------------------------------------------
Fixed income                                 $  476         $  469         $1,028         $1,030
Equities                                        407            324            770            484
Foreign exchange                                 23             10             58            423
------------------------------------------------------------------------------------------------
Total trading revenue                           906            803          1,856          1,937
Trading-related net interest revenue             94            222            294            437
------------------------------------------------------------------------------------------------
Combined total                                1,000          1,025          2,150          2,374
------------------------------------------------------------------------------------------------

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

7. ADVISORY AND UNDERWRITING FEES

                                                 Second quarter            Six months
                                               ------------------------------------------
In millions                                      2000        1999        2000        1999
-----------------------------------------------------------------------------------------
Advisory fees                                    $249        $183      $  485        $356
Underwriting revenue and syndication fees         219         274         526         491
-----------------------------------------------------------------------------------------
Total                                             468         457       1,011         847
-----------------------------------------------------------------------------------------

Advisory fees include revenues earned from advising clients on such corporate strategies as mergers and acquisitions, privatizations, and changes in capital structures. Underwriting revenue includes fees from both debt and equity underwriting. Syndication fees include revenue earned from the arrangement and syndication of credit facilities.

8. INVESTMENT SECURITIES REVENUE

                                                                          Second quarter            Six months
                                                                        -----------------------------------------
In millions                                                              2000        1999        2000        1999
-----------------------------------------------------------------------------------------------------------------
DEBT INVESTMENT SECURITIES
Gross realized gains from sales of securities                           $  42       $  73       $ 112       $ 107
Gross realized losses from sales of securities                            (75)       (115)       (162)       (175)
Net gains on maturities, calls, and mandatory redemptions                  --           1          --           1
-----------------------------------------------------------------------------------------------------------------
Net debt investment securities (loss)                                     (33)        (41)        (50)        (67)
-----------------------------------------------------------------------------------------------------------------

EQUITY INVESTMENT SECURITIES
Gross realized gains from marketable available-for-sale securities        124          --         196          --
Gross realized gains from nonmarketable securities                          1           1           4           9
Net appreciation/(depreciation) in SBIC securities                         18          (4)        121           6
Write-downs for other-than-temporary impairments in value                 (22)         --         (34)        (38)
Dividend and other income                                                  40          15          48          20
-----------------------------------------------------------------------------------------------------------------
Net equity investment securities revenue (loss)                           161          12         335          (3)
-----------------------------------------------------------------------------------------------------------------
Total investment securities revenue (loss)                                128         (29)        285         (70)
-----------------------------------------------------------------------------------------------------------------

9. OTHER REVENUE AND OTHER EXPENSES

Other revenue

                                                                                        Second quarter            Six months
                                                                                      -----------------------------------------
In millions                                                                            2000        1999        2000        1999
-------------------------------------------------------------------------------------------------------------------------------
Foreign currency hedging gains (a)                                                     $ 28        $ 38        $ 93        $131
Equity earnings in certain affiliates, including related goodwill amortization           23          (8)         45          38
Provision for credit losses                                                             (37)        (35)        (38)        (35)
Other                                                                                    45         (16)        132           4
-------------------------------------------------------------------------------------------------------------------------------
Total other revenue                                                                      59         (21)        232         138
-------------------------------------------------------------------------------------------------------------------------------

(a) Includes gains and losses on hedges of anticipated foreign currency revenues and expenses. These gains and losses are partially offset by the impact of exchange rate movements on reported revenues and expenses over the year.

Other expenses

                                        Second quarter        Six months
                                        ----------------------------------
In millions                             2000      1999      2000      1999
--------------------------------------------------------------------------
Professional services                   $ 50      $ 23      $ 93      $ 51
Marketing and business development        71        45       141        85
Other outside services                    55        41       113        80
Other                                     60        27       104        62
--------------------------------------------------------------------------
Total other expenses                     236       136       451       278
--------------------------------------------------------------------------

10. INVESTMENT IN AMERICAN CENTURY COMPANIES, INC.

In January 1998, we completed the purchase of a 45% economic interest in American Century Companies, Inc. (American Century) for $965 million. American Century is a no-load U.S. mutual fund company selling directly to individuals. The investment is accounted for under the equity method of accounting and recorded in Other assets. The excess of our investment over our share of equity (i.e., goodwill) in American Century was approximately $795 million at the time of purchase. This amount is being amortized on a straight-line basis over a period of 25 years resulting in annual amortization expense of approximately $32 million. As of June 30, 2000 and 1999, goodwill totaled $715 million and $743 million, respectively. Our share of equity income in American Century and the amortization of goodwill related to this investment is recorded in Other revenue. The results of this investment are included in the Asset Management Services segment.

11. INVESTMENT SECURITIES

DEBT INVESTMENT SECURITIES
The following table presents the gross unrealized gains and losses and a comparison of the cost, along with the fair and carrying value of our available-for-sale debt investment securities as of June 30, 2000. The gross unrealized gains or losses on each debt investment security include the effects of any related hedge. See note 13 for additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities.


                                                                          Gross         Gross      Fair and
                                                                     unrealized    unrealized      carrying
In millions: June 30, 2000                                   Cost         gains        losses         value
-----------------------------------------------------------------------------------------------------------
U.S. Treasury                                              $  234        $    3        $   --        $  237
U.S. government agency, principally mortgage-backed         3,793             8           135         3,666
U.S. state and political subdivision                        1,226           117            58         1,285
U.S. corporate and bank debt                                   10            --            --            10
Foreign government                                            600            --            --           600
Foreign corporate and bank debt                                 4            --            --             4
Other                                                         108            10            --           118
-----------------------------------------------------------------------------------------------------------
Total debt investment securities                            5,975           138           193         5,920
-----------------------------------------------------------------------------------------------------------

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


In millions: June 30, 2000                        Marketable           Nonmarketable                  SBIC securities
---------------------------------------------------------------------------------------------------------------------
Accounting (a)                     Fair value through equity                    Cost      Fair value through earnings
---------------------------------------------------------------------------------------------------------------------

Cost                                                    $353                    $688                             $300
---------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                   124                      51                              284
Gross unrealized losses                                  (10)                     (6)                              (1)
---------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                     114(b)                   45(c)                           283(d)
---------------------------------------------------------------------------------------------------------------------
Fair value                                               467                     733                              583
---------------------------------------------------------------------------------------------------------------------
Carrying value on balance sheet                          467                     688                              583
---------------------------------------------------------------------------------------------------------------------

(a)  See note 1 of our 1999 Annual Report.
(b) Primarily relates to investments in the telecommunications and financial services industries.
(c) Primarily relates to investments in the financial services and basic industries.
(d)  Primarily relates to investments in the telecommunications industry.

12. TRADING ACCOUNT ASSETS AND LIABILITIES

The following table presents the fair and carrying value of trading account assets and trading account liabilities as of June 30, 2000. It also includes the average balances for the three and six months ended June 30, 2000.


                                             Carrying
                                                value            Average Balance
                                             --------    --------------------------------
                                              June 30    Second quarter        Six months
In millions:                                     2000              2000              2000
-----------------------------------------------------------------------------------------

TRADING ACCOUNT ASSETS
 U.S. Treasury                               $  5,906          $  7,278          $  6,996
 U.S. government agency                        22,876            19,675            17,806
 Foreign government                            26,024            28,087            25,609
 Corporate debt and equity                     23,193            23,570            23,137
 Other securities                               7,277             8,345             8,294
 Interest rate and currency swaps              18,203            19,631            17,637
 Credit derivatives                               826               704               671
 Foreign exchange contracts                     2,274             2,911             2,596
 Interest rate futures and forwards               287                66                51
 Equity and commodity contracts                 4,150             4,623             5,228
 Purchased option contracts                    13,375            17,176            18,146
-----------------------------------------------------------------------------------------
                                              124,391           132,066           126,171
-----------------------------------------------------------------------------------------

TRADING ACCOUNT LIABILITIES
 U.S. Treasury                                  8,195             8,211             8,063
 Foreign government                            17,567            17,233            15,127
 Corporate debt and equity                     12,219            11,648            11,161
 Other securities                               3,150             4,117             4,705
 Interest rate and currency swaps              16,766            18,273            16,562
 Credit derivatives                             1,181               833               725
 Foreign exchange contracts                     1,662             2,467             2,211
 Interest rate futures and forwards               145                35                24
 Equity and commodity contracts                 3,245             3,521             3,796
 Written option contracts                      17,194            20,208            20,760
-----------------------------------------------------------------------------------------
                                               81,324            86,546            83,134
-----------------------------------------------------------------------------------------

Trade date receivables/payables
Amounts receivable and payable for securities that have not reached their contractual settlement dates in our trading and investing activities are recorded net in the "Consolidated balance sheet." Amounts receivable for securities sold of $25.8 billion were netted against amounts payable for securities purchased of $24.7 billion. This produced a net trade date receivable of $1.1 billion, recorded in Accrued interest and accounts receivable as of June 30, 2000.

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

Credit derivatives include credit default swaps and related swap and option contracts. Credit default swaps are contractual agreements that provide insurance against a credit event associated with one or more referenced credits. The nature of the credit event is established by the protection buyer and seller at the inception of the transaction. Events include bankruptcy, insolvency, and failure to meet payment obligations when due. The protection buyer pays a periodic fee in return for a contingent payment by the protection seller following a credit event. The contingent payment is typically the loss - the difference between the notional and the recovery amount incurred by the creditor of the reference credit as a result of the event.

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

The following table presents notional amounts for trading and other-than-trading derivatives, based on management's intent and ongoing usage. A summary of the on-balance-sheet credit exposure, which is represented by the net positive fair value associated with trading derivatives and recorded in Trading account assets, is also included in the following table. Our on-balance-sheet credit exposure of $39.1 billion reflects an $88.6 billion benefit due to the use of legally enforced master netting agreements in effect as of June 30, 2000.

                                                                                                   On-balance-sheet
In billions: June 30, 2000                                                     Notional amounts     credit exposure
-------------------------------------------------------------------------------------------------------------------

Interest rate and currency swaps:
  Trading                                                                              $4,893.1
  Other-than-trading (a)(b)                                                                46.5
-------------------------------------------------------------------------------------------------------------------
  Total interest rate and currency swaps                                                4,939.6               $18.2
-------------------------------------------------------------------------------------------------------------------
Credit derivatives:
   Trading                                                                                220.8
   Other-than-trading (a)                                                                  24.6
-------------------------------------------------------------------------------------------------------------------
   Total credit derivatives                                                               245.4                 0.8
-------------------------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and futures contracts:
  Trading                                                                                 589.5
  Other-than-trading (a)                                                                   20.2
-------------------------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward, and futures contracts                             609.7                 2.3
-------------------------------------------------------------------------------------------------------------------
Interest rate futures, forward rate agreements, and debt securities forwards:
  Trading                                                                                 897.4
  Other-than-trading                                                                       15.2
-------------------------------------------------------------------------------------------------------------------
  Total interest rate futures, forward rate agreements,
     and debt securities forwards                                                         912.6                 0.3
-------------------------------------------------------------------------------------------------------------------
Equity and commodity swaps, forward and futures contracts, all trading                     92.0                 4.1
-------------------------------------------------------------------------------------------------------------------
Purchased options: (c)
  Trading                                                                               1,341.9
  Other-than-trading (a)                                                                    2.8
-------------------------------------------------------------------------------------------------------------------
  Total purchased options                                                               1,344.7                13.4
-------------------------------------------------------------------------------------------------------------------
Written options, all trading (d)                                                        1,461.2
-------------------------------------------------------------------------------------------------------------------
Total on-balance-sheet credit exposure                                                                         39.1
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

(b) The notional amounts of derivative contracts used for purposes other-than-trading, conducted in the foreign exchange markets, primarily forward contracts, amounted to $26.0 billion at June 30, 2000, and were primarily denominated in the following currencies: Euro $8.0 billion, Japanese yen $4.1 billion, Canadian dollar $2.7 billion, and Swiss franc $2.3 billion.

(c) At June 30, 2000, purchased options used for trading purposes included $1,020.8 billion of interest rate options, $118.1 billion of foreign exchange options, and $203.0 billion of commodity and equity options. Options used for purposes other-than-trading are primarily interest rate options. Purchased options executed on an exchange amounted to $203.7 billion and those negotiated over-the-counter amounted to $1,141.0 billion at June 30, 2000.

(d) At June 30, 2000, written options included $1,127.6 billion of interest rate options, $142.6 billion of foreign exchange options, and $191.0 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $203.1 billion and those negotiated over-the-counter amounted to $1,258.1 billion at June 30, 2000.

Derivatives are used to hedge or modify the interest rate characteristics of debt investment securities, loans, deposits, other liabilities for borrowed money, long-term debt, and other financial assets and liabilities. Net unrealized losses associated with such derivatives contracts amounted to $188 million as of June 30, 2000. Gross unrealized gains and gross unrealized losses associated with open derivatives contracts used for these purposes as of June 30, 2000, are presented in the following table. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt; debt investment securities, principally mortgage-backed securities; deposits; and other financial instruments.

                                    Gross        Gross                 Net
                               unrealized    unrealized         unrealized
In millions: June 30, 2000          gains       (losses)     gains (losses)
--------------------------------------------------------------------------
Long-term debt                       $361         ($689)             ($328)
Debt investment securities            110           (53)                57
Deposits                              145           (74)                71
Other financial instruments            93           (81)                12
--------------------------------------------------------------------------
Total                                 709          (897)              (188)
--------------------------------------------------------------------------

14. LOANS

Included in Loans are loans held for sale of approximately $3.1 billion at June 30, 2000. These loans are recorded on the balance sheet at lower of cost or fair value and are primarily to borrowers in the U.S. in various industries.

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

The following table summarizes the contractual amount of credit-related instruments as of June 30.

In billions: June 30, 2000
----------------------------------------------------------------------
Commitments to extend credit                                     $66.5
Standby letters of credit and guarantees                          15.5
----------------------------------------------------------------------
Total lending commitments                                         82.0
----------------------------------------------------------------------

We also have securities lending indemnifications associated with our Euroclear-related activities of $10.2 billion as of June 30, 2000. As of June 30, 2000, J.P. Morgan held cash and other collateral in full support of these securities lending indemnifications.

PURCHASE OF CREDIT PROTECTION
Since December 1997, we have entered into three Synthetic Collateralized Loan Obligations that have allowed us to reduce the credit risk on a portfolio of counterparties totaling approximately $20 billion in notional amount. This reduction was accomplished using credit default swaps, which transferred the credit risk into the capital markets. The structures provide protection on all exposures to a referenced counterparty. We have retained the first risk of loss equity tranche in these transactions totaling $203 million.
As a result of these structures, we were able to reduce economic capital by approximately $477 million as of June 30, 2000. These structures have also allowed us to reduce our risk-adjusted assets by approximately $2.6 billion as of June 30, 2000, thereby increasing our Tier I and Total risk-based capital ratios by 15 basis points (0.15%) and 22 basis points (0.22%), respectively. In particular, these transactions have allowed us to shift the credit risk associated with $20 billion of diversified exposure on our balance sheet - as described in the following table - to what we believe is equivalent to AAA+ quality.

Counterparty rating     Notional exposure
-----------------------------------------
AAA                               $ 1,053
AA                                  3,850
A                                   8,390
BBB                                 5,255
BB                                  1,015
B                                     270
CCC and below                         339
-----------------------------------------
Total                              20,172
-----------------------------------------

The notional exposures in the above table are diversified by counterparty in the following industries: banks - $2,717 million; nonbank financial institutions - $2,915 million; governments - $851 million; commercial and industrial - $5,196 million; cyclical $4,586 million; and non-cyclical - $3,907 million. North American counterparties are approximately 80% of the portfolio; the remaining 20% of the portfolio are European counterparties.

The first table below summarizes the regional exposure, by industry category, after the benefit of master netting agreements and collateral (derivatives only), but before the benefit of purchased credit protection (i.e., credit derivatives, including synthetic CLOs). The second table summarizes regional exposure after the benefit of master netting agreements, collateral (derivatives only) and purchased credit protection. The amounts below exclude exposures related to the following: Private Banking and Euroclear-related activities, exchange-traded derivatives, and commercial mortgage-backed securities included in our Credit Markets segment.

BEFORE BENEFIT OF PURCHASED CREDIT PROTECTION:

                                                North America     Europe     Asia Pacific    Latin America     Total
                                                -------------    --------    ------------    -------------    --------

Banks                                               $ 2,839       $ 8,716        $2,545          $   99       $ 14,199
Non-Bank Financial Institutions                      22,798         4,133           936              16         27,883
Governments                                           8,715         1,575           102             784         11,176
Cyclicals                                            18,701         3,975         1,417             214         24,307
Non-Cyclicals                                         6,997         2,254           327              93          9,671
Other (Basic Materials, Healthcare, Utility)         13,898         4,073           985           1,053         20,009
----------------------------------------------------------------------------------------------------------------------
                                                     73,948        24,726         6,312           2,259        107,245
----------------------------------------------------------------------------------------------------------------------

AFTER BENEFIT OF PURCHASED CREDIT PROTECTION:

                                                North America     Europe     Asia Pacific    Latin America     Total
                                                -------------    --------    ------------    -------------    --------


Banks                                               $ 1,067       $ 8,164        $2,162          $   89       $ 11,482
Non-Bank Financial Institutions (a)                  34,050         7,640         3,370              80         45,140
Governments                                           8,161         1,402           (18)            780         10,325
Cyclicals                                            15,711         3,043           770             197         19,721
Non-Cyclicals                                         4,449         1,460          (224)             79          5,764
Other (Basic Materials, Healthcare, Utility)         10,510         3,017           252           1,034         14,813
----------------------------------------------------------------------------------------------------------------------
                                                     73,948        24,726         6,312           2,259        107,245
----------------------------------------------------------------------------------------------------------------------

(a) The effect of the synthetic CLOs was a shift in exposure from different regions and industries to a single, North American, non-bank financial institutions counterparty.

16. IMPAIRED LOANS

Total impaired loans, organized by the location of the counterparty - net of charge-offs - at June 30, 2000 are presented in the following table.

--------------------------------------------------------------------------
In millions: June 30
--------------------------------------------------------------------------
COUNTERPARTIES IN THE U.S.
Commercial and industrial                                              $33
Other                                                                    8
--------------------------------------------------------------------------
                                                                        41
--------------------------------------------------------------------------
COUNTERPARTIES OUTSIDE THE U.S.
Commercial and industrial                                               89
Other                                                                   10
--------------------------------------------------------------------------
                                                                        99
--------------------------------------------------------------------------
TOTAL IMPAIRED LOANS                                                   140
--------------------------------------------------------------------------
Allowance for impaired loans                                            76
--------------------------------------------------------------------------

Impaired loans for which no SFAS No. 114 reserve was deemed necessary were $24 million as of June 30, 2000. As of June 30, 2000, approximately 40% of impaired loans were measured using the present value of future cash flows, 40% of impaired loans were measured for impairment using observable market prices, and the remainder using the fair value of collateral.

The following table presents an analysis of the changes in impaired loans.

--------------------------------------------------------------------------------------
                                                          Second quarter    Six months
In millions                                                         2000          2000
--------------------------------------------------------------------------------------
IMPAIRED LOANS, BEGINNING PERIOD                                    $140          $ 77
--------------------------------------------------------------------------------------
Additions to impaired loans                                           12            78
Less:
  Repayments of principal, net of additional advances                 --            (2)
  Impaired loans returning to accrual status                          --            --
  Charge-offs:
     Commercial and industrial                                        --            --
     Other, primarily other financial institutions                    (6)           (6)
  Interest and other credits                                          (6)           (7)
--------------------------------------------------------------------------------------
IMPAIRED LOANS, JUNE 30                                              140           140
--------------------------------------------------------------------------------------

An analysis of the effect of impaired loans - net of charge-offs - on interest revenue for the three and six months ended June 30, 2000 is presented in the following table.

--------------------------------------------------------------------------------------------
                                                                Second quarter    Six months
In millions                                                               2000          2000
--------------------------------------------------------------------------------------------
Interest revenue that would have been recorded if accruing                  $5            $8
Net interest revenue recorded related to the current period                  -             -
--------------------------------------------------------------------------------------------
Negative impact of impaired loans on interest revenue                        5             8
--------------------------------------------------------------------------------------------

For the three and six months ended June 30, 2000, the average recorded investments in impaired loans was $141 million and $113 million, respectively. As of June 30, 2000, loans of $27 million were over 90 days past due (principal or interest) and still accruing interest, but not considered impaired. Lending commitments to counterparties considered impaired totaled $61 million at June 30, 2000.

17. ALLOWANCES FOR CREDIT LOSSES

The following table summarizes the activity of our allowance for loan losses.

------------------------------------------------------------------------------------------------------
                                                                          Second quarter    Six months
In millions                                                                         2000          2000
------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                                                   $290          $281
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
(Reversal of provision)/provision for loan losses in the U.S.                        (61)          (43)
(Reversal of provision)/provision for loan losses outside the U.S.                    57            39
------------------------------------------------------------------------------------------------------
                                                                                      (4)           (4)
------------------------------------------------------------------------------------------------------
Recoveries:
    Counterparties in the U.S.                                                        --            --
    Counterparties outside the U.S.                                                    3            12
------------------------------------------------------------------------------------------------------
                                                                                       3            12
------------------------------------------------------------------------------------------------------
Charge-offs:
    Counterparties in the U.S., primarily other financial institutions                (6)           (6)
     Counterparties outside the U.S.:
          Commercial and industrial                                                   --            --
          Banks                                                                       --            --
          Other                                                                       --            --
------------------------------------------------------------------------------------------------------
Net (charge-offs)/recoveries                                                          (3)            6
------------------------------------------------------------------------------------------------------
ENDING BALANCE, JUNE 30                                                              283           283
------------------------------------------------------------------------------------------------------

The following table displays our allowance for loan losses by component as of June 30, 2000.

------------------------------------------------------------------
In millions
------------------------------------------------------------------
Specific counterparty components in the U.S.                  $  9
Specific counterparty components outside the U.S.               66
------------------------------------------------------------------
Total specific counterparty                                     75
Expected loss                                                  208
------------------------------------------------------------------
Total                                                          283
------------------------------------------------------------------

The following table summarizes the activity of our allowance for credit losses on lending commitments.

----------------------------------------------------------------------------------------------------
                                                                        Second quarter    Six months
In millions                                                                       2000          2000
----------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                                                 $126          $125
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
(Reversal of provision)/provision for credit losses in the U.S.                     51            46
(Reversal of provision)/provision for credit losses outside the U.S.               (14)           (8)
----------------------------------------------------------------------------------------------------
                                                                                    37            38
----------------------------------------------------------------------------------------------------
ENDING BALANCE, JUNE 30                                                            163           163
----------------------------------------------------------------------------------------------------

The following table displays our allowance for credit losses on lending commitments by component as of June 30, 2000.

In millions
------------------------------------------------------------------
Specific counterparty components in the U.S.                  $ 19
Specific counterparty components outside the U.S.                4
------------------------------------------------------------------
Total specific counterparty                                     23
Expected loss                                                  140
------------------------------------------------------------------
Total                                                          163
------------------------------------------------------------------

18. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2000 was 34% and 35%, respectively. The effective tax rate for the three and six months ended June 30, 1999 was 35%. The income tax expense / (benefit) related to net realized gains / (losses) and write-downs for other-than-temporary impairments in value on debt and equity investment securities, excluding securities in SBICs, was approximately $24 million and $40 million for the three and six months ended June 30, 2000, compared to ($17) million and ($39) million for the three and six months ended June 30, 1999. The applicable tax rate used to compute the income tax expense / (benefit) related to net gains / (losses) on debt and equity investment securities for the three and six months ended June 30, 2000 was approximately 34%.

19. CAPITAL REQUIREMENTS

J.P. Morgan, its subsidiaries, and certain foreign branches of its bank subsidiary Morgan Guaranty Trust Company of New York are subject to regulatory capital requirements of U.S. and foreign regulators. Our primary federal banking regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board), establishes minimum capital requirements for J.P. Morgan, the consolidated bank holding company, and some of our subsidiaries, including Morgan Guaranty. These requirements ensure that banks and bank holding companies meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under generally accepted accounting principles. Failure to meet these requirements can result in actions by regulators that could have a direct material impact on our financial statements. The capital of J.P. Morgan and our principal subsidiaries, Morgan Guaranty and J.P. Morgan Securities Inc. (JPMSI), exceeded the minimum requirements set by each regulator as of June 30, 2000.

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

Capital ratios and amounts
The following tables show the risk-based capital and leverage ratios and amounts for J.P. Morgan and Morgan Guaranty as of June 30, 2000.

Dollars in millions                   Amounts      Ratios(b)
------------------------------------------------------------
Tier 1 capital(a)
   J.P. Morgan                        $11,850         8.4%
   Morgan Guaranty                     10,587         8.5
------------------------------------------------------------
Total risk-based capital(a)
   J.P. Morgan                        $16,922        12.1%
   Morgan Guaranty                     13,898        11.2
------------------------------------------------------------
Leverage
   J.P. Morgan                                        4.4%
   Morgan Guaranty                                    6.1
------------------------------------------------------------

(a) For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum tier 1 capital of $5.6 billion and $5.0 billion, respectively. For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum total risk-based capital of $11.2 billion and $9.9 billion, respectively.

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

At June 30, 2000, the ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards required for a well capitalized bank holding company and bank, respectively. Management is aware of no conditions or events that have occurred since June 30, 2000, that would change J.P. Morgan's and Morgan Guaranty's well capitalized status.

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

The following table presents the computation of basic and diluted EPS for the three and six months ended June 30, 2000 and 1999.

                                                               Second quarter                               Six months
                                                    -----------------------------------         -----------------------------------
Dollars in millions, except share data                       2000                  1999                  2000                  1999
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $542                  $504                $1,170                $1,104
Preferred stock dividends and other                           (10)                   (9)                  (18)                  (18)
-----------------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings
     per share - income available to
     common stockholders                                     $532                  $495                $1,152                $1,086
-----------------------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share -
     Weighted-average shares                          171,660,024           182,962,751           172,904,248           182,851,824
Effect of dilutive securities:
     Options (a)                                        4,124,235(b)          5,766,219             3,989,039(b)          5,215,023
     Other stock awards (c)                             7,946,355             7,810,372             6,766,970             8,394,193
-----------------------------------------------------------------------------------------------------------------------------------
                                                       12,070,590            13,576,591            10,756,009            13,609,216
-----------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
     Weighted-average number of common
     shares and dilutive potential common
     Shares                                           183,730,614           196,539,342           183,660,257           196,461,040
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                    $3.10                 $2.71                 $6.66                 $5.94
Diluted earnings per share                                   2.90                  2.52                  6.27                  5.53
-----------------------------------------------------------------------------------------------------------------------------------

Earnings per share amounts are based on actual numbers before rounding.

(a) The dilutive effect of stock options was computed using the treasury stock method. This method computes the number of incremental shares by assuming the exercise of outstanding stock options, reduced by the number of shares assumed to be repurchased from the proceeds generated by the option exercise, using the average market price of our common stock for the period. The related tax benefits are also considered.

(b) The following options to purchase shares of our common stock were outstanding at June 30, 2000, but were not included in the computation of diluted EPS:

For the three and six months ended June 30, 2000: 4,599,911 shares at $130.94 per share expiring July 15, 2008; 100,000 shares at $128.21 per share expiring January 20, 2009; 5,827,000 shares at $135.72 per share expiring July 19, 2009; 50,000 shares at $129.19 per share expiring December 12, 2009; 75,000 shares at $134.88 per share expiring December 12, 2009; 100,000 shares at $145.28 per share expiring January 18, 2010; and 22,800 shares at $131.91 per share expiring January 18, 2010.

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

21. COMMITMENTS AND CONTINGENT LIABILITIES

Excluding mortgaged properties, assets on our "Consolidated balance sheet" of approximately $115.8 billion at June 30, 2000, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

At June 30, 2000 we had commitments to enter into future resale and repurchase agreements totaling $4.1 billion and $1.4 billion, respectively.

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

The results for the three and six months ended June 30, 2000 and 1999 were distributed among domestic and international operations, as presented in the following table.


--------------------------------------------------------------------------------------------------------------
                                                                                        Income
                                                                        Pretax             tax             Net
                                        Total             Total         income/        expense/         income/
In millions                          revenues(a)       expenses          (loss)       (benefit)          (loss)
--------------------------------------------------------------------------------------------------------------
SECOND QUARTER 2000
Europe (b)                             $  809(e)         $  382         $  427            $173           $ 254
Asia-Pacific                              296               144            152              62              90
Latin America (c)                          79               114            (35)            (14)            (21)
--------------------------------------------------------------------------------------------------------------
Total international operations          1,184               640            544             221             323
Domestic operations (d)                 1,295             1,020            275              56             219
--------------------------------------------------------------------------------------------------------------
Total                                   2,479             1,660            819             277             542
--------------------------------------------------------------------------------------------------------------
SECOND QUARTER 1999
Europe (b)                                974(f)            447            527             213             314
Asia-Pacific                              116(f)            128            (12)             (5)             (7)
Latin America (c)                         389(f)            124            265             107             158
--------------------------------------------------------------------------------------------------------------
Total international operations          1,479               699            780             315             465
Domestic operations (d)                   712(f)            718             (6)            (45)             39
--------------------------------------------------------------------------------------------------------------
Total                                   2,191             1,417            774             270             504
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
SIX MONTHS 2000
Europe (b)                              1,806(e)            900            906             367             539
Asia-Pacific                              505               297            208              84             124
Latin America (c)                         191               169             22               9              13
--------------------------------------------------------------------------------------------------------------
Total international operations          2,502             1,366          1,136             460             676
Domestic operations (d)                 2,813             2,149            664             170             494
--------------------------------------------------------------------------------------------------------------
Total                                   5,315             3,515          1,800             630           1,170
--------------------------------------------------------------------------------------------------------------
SIX MONTHS 1999
Europe (b)                              1,914(f)            939            975             395             580
Asia-Pacific                              297(f)            276             21               9              12
Latin America (c)                         832(f)            216            616             249             367
--------------------------------------------------------------------------------------------------------------
Total international operations          3,043             1,431          1,612             653             959
Domestic operations (d)                 1,639(f)          1,553             86             (59)            145
--------------------------------------------------------------------------------------------------------------
Total                                   4,682             2,984          1,698             594           1,104
--------------------------------------------------------------------------------------------------------------

(a)  Includes net interest revenue and noninterest revenues.
(b)  Includes the Middle East and Africa.
(c)  Includes Mexico, Central America, and South America.
(d) Includes the United States, Canada, and the Caribbean. Total revenues and expenses relate substantially to United States operations.
(e) For the three and six months ended June 30, 2000, revenues include a net $33 million provision for credit losses, which was recorded in Europe.
(f) For the three and six months ended June 30, 1999, revenues include a net $70 million negative provision for credit losses, which was recorded as follows: ($11) million in Europe, $38 million in Asia Pacific, $29 million in Latin America, and $14 million in Domestic operations.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan reported second quarter net income of $542 million, up from $504 million in the second quarter of 1999. Earnings per share were $2.90, an increase of 15% from $2.52 a year ago. Return on common equity was 20% in the quarter compared with 18% in the second quarter of 1999.

Net income for the first half of 2000 was $1.170 billion compared with $1.104 billion in the same period a year ago. Earnings per share were $6.27 compared with $5.53, an increase of 13%. Return on common equity increased to 22% from 20% in the first half 1999.

OTHER HIGHLIGHTS FOR THE SECOND QUARTER:

- Economic value added (EVA) was $258 million, an increase of 32% from a year ago
-    Revenues of $2.479 billion were up 13% in a challenging market environment
- Momentum continued in Asset Management Services, Equities, and Investment Banking and our proprietary activities produced excellent results, offsetting the impact of depressed fixed income and currency markets
- Expenses rose 17% as a result of performance-related compensation and investment in Equities, Investment Banking, and e-finance initiatives
- We repurchased $480 million of common stock (3.8 million shares) during the quarter

SEGMENT RESULTS
Asset Management Services revenues in the second quarter increased 19% to $409 million from a year ago. Revenues from private banking clients grew significantly as a result of new client acquisition and higher revenues from existing clients. Revenues from institutional investment management and our equity investment in American Century also rose. The segment's pre-tax margin expanded to 26% in the first half of 2000 from 19% in the prior-year period. Assets under management grew 13% from a year ago to approximately $372 billion at June 30, 2000. This excludes $113 billion of assets under management at American Century, in which we have a 45% interest.

Investment Banking revenues were $426 million, up 4% from last year's strong quarter. Record advisory revenues were driven by strong activity with clients in Europe and in the technology sector. Debt underwriting revenues were lower owing to reduced issuance in the markets. For the first half of 2000, Thompson Financial Securities Data Corporation ranked J.P. Morgan fifth in completed worldwide mergers and acquisitions, with a market share of 20%, up from sixth and 15% in the first half of 1999. In Europe, our share increased from 25% to 36%. We ranked sixth among U.S. lead equity underwriters with a market share of 5.8%, compared with eighth and a market share of 4.4% for the first half of 1999.

Equities revenues increased 31% to $504 million over the prior year on strength in both derivatives and cash securities. Revenues from equity derivatives were well diversified across regions and increased as a result of significant trading gains. Revenues from cash equities rose materially on higher volumes and market share gains, particularly in Europe.

Interest Rate and Currency Markets revenues declined 31% to $384 million from the prior year quarter owing to lower trading results and client activity across all products. Issuers and investors were cautious throughout much of the quarter because of uncertainty about interest rate policy.

Credit Markets revenues were $348 million, 30% below the prior-year quarter. The decline reflected lower underwriting results in both high-grade and high-yield debt, as well as lower trading results, particularly in Latin America. Clients' uncertainty about rising interest rates and equity market volatility slowed issuance and adversely affected our results. Despite these market conditions, the overall quality of our credit portfolio remained high and its risk stable.

Equity Investments revenues were $145 million in the second quarter, resulting primarily from gains realized on investments in the financial services sector. The accumulated market appreciation of the portfolio, excluding sales, declined by $65 million in the period. We invested $107 million during the quarter, approximately one-half of which was committed to the financial services and telecommunications industries. Equity Investments revenues were $6 million in the second quarter of 1999.

Proprietary Positioning revenues were $283 million in the quarter, up from $23 million a year ago. Total return - reported revenues and the change in net unrealized value - was $277 million compared with $5 million a year ago. We achieved excellent results in several market-neutral trading strategies. Risk levels were unchanged from the first quarter and partially offset risks in other business segments.

LabMorgan continued to expand its portfolio of e-finance ventures. Since its inception in March, LabMorgan has received over 1,000 business ideas from outside and within the firm. Of these, 48 are in various stages of validation and acceleration; in addition we continued development of previously launched ventures.

Significant initiatives announced during the quarter included:

- SynDirect Wireless, the first wireless communication platform for bond issuers and investors;
- FXAll, a multi-dealer, on-line foreign exchange service and Volbroker.com, the first real time global electronic trading service for currency options;
- several fixed income initiatives in Europe and Asia: Coredeal, a European inter-dealer platform for credit products; Bondclick, a European government bond multi-dealer brokerage; and Asia Bond Portal, a multi-dealer platform in Asia.


FINANCIAL REVIEW

REVENUES
Revenues were $2.479 billion in the second quarter of 2000, up 13% from the 1999 period.

Before loan loss provisions, net interest revenue in the second quarter of 2000 was $379 million compared to $425 million in the year ago quarter. This decrease primarily reflected lower net interest revenue from our interest rate activities and a decrease in higher yielding positions in local markets, particularly Latin America. Excluding loan loss provisions, year-to-date net interest revenue was $832 million for the second quarter of 2000 compared to $814 million in the year ago period. Loan loss provisions were negative $4 million and $105 million for second quarters of 2000 and 1999, respectively. The June 1999 negative provision of $105 million was taken in light of better credit market conditions, especially in emerging markets and reduced credit risk exposures.

Total trading revenue was $906 million in the second quarter of 2000 compared with $803 million a year ago. The increase reflected strong results in equity derivatives and trading for our own account. These results were partially offset by lower revenues from interest rate and foreign exchange markets and in our credit-related activities particularly in Latin America. Trading revenue for the first half of 2000 was $1.856 billion versus $1.937 billion in the corresponding period in 1999.

Advisory and underwriting fees were $468 million in the second quarter of 2000, up slightly from $457 million in the second quarter of 1999. Advisory fees grew 36% to $249 million driven by strong activity with clients in Europe and in the technology sector. For the first six months of 2000, Thompson Financial Securities Data Company, Inc. ranked J.P. Morgan fifth in completed mergers and acquisitions worldwide, with a market share of 20%. In Europe our share increased from 25% to 36%. Underwriting revenue and syndication fees declined 20% to $219 million driven by lower debt underwriting due to reduced issuance in the markets. For the six months ended June 30, 2000, advisory and underwriting fees were $1.011 billion compared to $847 million in the year ago period.

Investment management fees increased 17% to $303 million in the 2000 second quarter from a year ago, reflecting higher revenues from private banking clients as a result of new client acquisition and higher revenues from existing clients. Revenues from institutional management clients also contributed to the increase. Assets under management were $372 billion at June 30, 2000, compared with $329 billion a year ago. Investment management fees were $579 million for the first half of 2000, an increase of 14% from the prior year.

Fees and commissions were $232 million, up 21% from $191 million in the year ago quarter driven by higher equity brokerage commissions on higher volumes and market share gains, particularly in Europe.

Investment securities revenue was $128 million in the second quarter of 2000. This reflects gains realized on investments in the financial services sector, partially offset by losses on the sale of debt investment securities. The current quarter results compares with negative investment securities revenue of $29 million in the second quarter of 1999, primarily reflecting net losses of $46 million on the sale of debt investment securities. Investment securities revenue was $285 million in the first half of 2000, compared with negative revenues of $70 million in 1999.

Other revenue was $59 million in the first quarter of 2000, compared with a loss of $21 million a year earlier. For the first half of 2000, other revenue was $232 million versus $138 million in 1999.

OPERATING EXPENSES
Operating expenses were $1.660 billion compared with $1.417 billion in the prior-year quarter, up 17%. The increase was mostly due to higher performance-driven compensation; expenses associated with expanding our Equities and Investment Banking businesses, where we hired approximately 100 experienced bankers, research analysts, and other professionals; and ongoing investment in corporate e-finance initiatives. Business productivity gains continued to help fund our investments. The firm's efficiency ratio was 67% in the second quarter of 2000; compensation expense, which represents two-thirds of our total expenses, remained stable at 44% of revenues.

Operating expenses for the first half of 2000 were $3.515 billion compared to $2.984 billion for the first half of last year.

At June 30, 2000, staff totaled 15,988 employees, compared with 15,622 at March 31, 2000 and 14,902 employees at June 30, 1999.

Income-tax expense in the second quarter totaled $277 million, based on an effective tax rate of 34%, compared with $270 million in the year-earlier quarter. The increase in expense reflects higher pretax income.

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

The related cost of equity for each business activity is based on observable market returns of publicly held investments, with the exception of our Credit Markets segment, whose cost of equity incorporates market pricing for credit risk. To arrive at the charge for equity capital for each segment, we multiply its allocated required economic capital by its market-based cost of equity (or hurdle rate). To arrive at the consolidated charge for equity capital for J.P. Morgan, we multiply the firm's common equity by its market-based cost of equity, which currently is estimated at 10.5%.

Required versus available capital
J.P. Morgan's total required economic capital is compared with available capital to evaluate overall capital utilization. It is our policy to maintain an appropriate excess of capital to provide for growth and as additional protection against losses. The following table compares average required versus available capital for the periods ended June 30, 2000 and December 31, 1999, respectively.

                                       Six months ended     Twelve months ended
Average (billions)                        June 30, 2000       December 31, 1999
-------------------------------------------------------------------------------
Common stockholder's equity                       $10.8                   $11.0
Preferred stock, excluding variable                 0.4                     0.4
Trust preferred securities                          1.2                     1.2
Other adjustments                                  (0.1)                   (0.1)
-------------------------------------------------------------------------------
Total available capital                            12.3                    12.5
-------------------------------------------------------------------------------
Required economic capital:
     Credit Markets                                 3.7                     4.1
     Equity Investments                             1.8                     1.5
     Interest Rate and Currency Markets             1.8                     2.0
     Equities                                       0.7                     0.7
     Asset Management Services                      0.6                     0.6
     Investment Banking                             0.6                     0.4
     Proprietary Positioning                        0.5                     1.8
-------------------------------------------------------------------------------
     Total business segments                        9.7                    11.1
     Corporate                                      1.2                     1.5
     Diversification                               (2.5)                   (2.7)
-------------------------------------------------------------------------------
Total required economic capital                     8.4                     9.9
-------------------------------------------------------------------------------
Excess available capital                            3.9                     2.6
-------------------------------------------------------------------------------

It is our policy to maintain an appropriate excess of capital to provide for growth and as additional protection against losses. Excess available capital averaged $3.9 billion in the six-month period compared with $2.6 billion for the 1999 full year, primarily reflecting lower economic capital requirements in our Proprietary Positioning and Credit Markets segments as we continued to reduce risk. This decrease was partially offset by higher average economic capital requirements of our Equity Investments segment reflecting net new investments and appreciation.

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

MARKET RISK PROFILES

DEaR
---------------------------------------------------------------------------------------------------------
                                       Trading                    Investing                     Aggregate
                     -------------------------       ----------------------    --------------------------
                     June 30       December 31       June 30    December 31    June 30        December 31
In millions             2000              1999          2000           1999       2000               1999
-------------------------------------------------   -----------------------   ---------------------------
Period end               $40(a)            $29(a)        $ 3            $ 9        $40                $26
-------------------------------------------------   -----------------------   ---------------------------
12 month average          23(b)             29(b)         13             26         33(b)              42(b)
-------------------------------------------------   -----------------------   ---------------------------

(a) This includes, before diversification benefits, derivatives credit risk DEaR of $19 million at June 30, 2000 ($12 million at December 31, 1999).
(b) The averages for the twelve month periods ended June 30, 2000 and December 31, 1999 do not include derivative credit risk DEaR because we only began to incorporate derivative credit risk into our DEaR measurement beginning October 1, 1999.

CREDIT EXPOSURES

The following section provides detailed information regarding the firm's significant credit exposures.

Credit exposure and related economic capital
---------------------------------------------------------------------------------------------------------------
                                            June 30, 2000                Dec. 31, 1999         Economic capital
                                  -----------------------     ------------------------     --------------------
                                  Carrying           Fair     Carrying            Fair     June 30      Dec. 31
IN BILLIONS                          value          Value        value           value        2000         1999
---------------------------------------------------------------------------------------------------------------
Derivatives                          $39.1(a)       $39.1        $43.7(a)        $43.7        $1.0         $0.9
Loans and lending commitments         26.7(b)        26.8         26.4(b)         26.5         2.3          1.8
---------------------------------------------------------------------------------------------------------------
Total credit exposures(c)             65.8           65.9         70.1            70.2         3.3          2.7
---------------------------------------------------------------------------------------------------------------

(a) Carried at fair value on the balance sheet with changes in fair value recorded in the income statement. Includes credit valuation adjustment as of June 30, 2000 and December 31, 1999 of $605 million and $670 million, respectively.
(b) Amount net of allowances for credit losses of $446 million as of June 30, 2000 and $406 million as of December 31, 1999. Carrying value excludes the notional value of lending commitments, which are off-balance-sheet instruments.
(c) Substantially all credit risk related to derivatives, loans, and lending commitment exposures are managed by the Credit Markets segment. Economic capital includes the impact of purchased credit protection and other credit risk hedges.

Credit exposure before and after collateral
----------------------------------------------------------------------------------------------------------
                                                       June 30, 2000                       Dec. 31, 1999
                                          --------------------------          --------------------------
                                                        Net exposure                        Net exposure
                                             Gross             after             Gross             after
IN BILLIONS                               exposure        collateral(b)       exposure        collateral(b)
----------------------------------------------------------------------------------------------------------
Derivatives                                  $39.1(a)          $33.5(a)          $43.7(a)          $37.7(a)
Loans(c)                                      27.2              19.7              26.8              18.9
Lending commitments(c)                        82.0              80.9              83.1              82.3
----------------------------------------------------------------------------------------------------------

(a) Includes the benefit of master netting agreements of $88.6 billion and $94.0 billion as of June 30, 2000 and December 31, 1999, respectively.
(b) Collateral held consisting of highly rated liquid securities (U.S. government securities) and cash was as follows: derivatives - $5.6 billion (June 2000) and $6 billion (December 1999); loans - $7.5 billion (June
     2000) and $7.9 billion (December 1999); and lending commitments - $1.1 billion (June 2000) and $0.8 billion (December 1999).
(c)  Before allowance for credit losses.

Counterparty credit quality and economic capital (June 30, 2000)
------------------------------------------------------------------------------------------------

                                                  Loans and lending
                         Derivatives                commitments              Economic capital
                         -----------              ----------------           ----------------
                                                                              (a) (b) (c) (d)
                                                                                (in billions)
AAA/AA                        53%                        40%                          $  0.6
A                             31                         28                              0.4
BBB                           10                         16                              0.4
BB                             5                          6                              1.2
B                              1                          2                              0.3
CCC and below                  -                          8                              0.4
----------------------------------------------------------------------------------------------
                             100%                       100%                             3.3
----------------------------------------------------------------------------------------------

(a) Reflects economic capital after the benefits of master netting agreements, collateral, single name credit default swaps, and synthetic CLOs.
(b) Economic capital for the senior and junior (first loss) positions in synthetic CLOs equaled $73 million and $203 million, respectively. The senior position in these transactions is reflected in the AAA, AA category. The junior position is reflected in the CCC and below category.
(c)  Synthetic CLOs reduced economic capital by approximately $477 million.
(d) Our economic capital model incorporates as an offsetting exposure credit protection we have purchased for certain counterparties where there may be no underlying exposure.

Estimated percentages of credit exposures by counterparty credit rating (as set forth in the table above) are based on internal credit ratings. Ratings of AAA/ AA, A and BBB represent investment-grade ratings and are analogous to those of public rating agencies in the United States. Credit exposures reflect the benefits of master netting agreements, collateral, and purchased credit protection (i.e. credit derivatives).

TRADITIONAL CREDIT PRODUCTS

The majority of credit risk from traditional credit products relates to exposures managed by our Credit Markets segment. Exposures not managed by this segment, primarily associated with our private banking activities, are largely secured. The maximum credit risk for our traditional credit products is measured by their contractual amounts, net of collateral. For example, the risk of a loan is the amount of money lent to the client. For lending commitments, the risk is the amount that would be owed should the contract be drawn upon, the client default, and the collateral becomes worthless. A significant number of our commitments expire, however, without being drawn upon. Moreover, commitments usually include financial covenants and/or material adverse change clauses that, if triggered, enable us to withdraw from the obligation to lend.

IMPAIRED LOANS

The following table presents impaired loans, net of charge-offs, as of June 30, 2000, March 31, 2000 and December 31, 1999.

Impaired loans
------------------------------------------------------------------------------------------------
In millions                          June 30, 2000       March 31, 2000        December 31, 1999
------------------------------------------------------------------------------------------------
Commercial and industrial                     $122                 $117                      $54
Other                                           18                   23                       23
------------------------------------------------------------------------------------------------
Total impaired loans                           140                  140                       77
------------------------------------------------------------------------------------------------

Impaired loans were $140 million as of June 30, 2000, unchanged from March 31, 2000.

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

The following table summarizes the activity of our allowances for credit losses for the three and six months ended June 30, 2000 and 1999, respectively.

-------------------------------------------------------------------------------------------------------------------
                                                                                     ALLOWANCE FOR CREDIT LOSSES ON
                                                          ALLOWANCE FOR LOAN LOSSES       LENDING COMMITMENTS
-------------------------------------------------------------------------------------------------------------------
                                                              Second       Second          Second      Second
                                                             quarter      quarter         quarter     quarter
In millions                                                     2000         1999            2000        1999
-------------------------------------------------------------------------------------------------------------------
Balance, January 1                                            $ 290        $ 447            $ 126       $ 125
-------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                      --           --               37          35
Reversal of provision for credit losses                          (4)        (105)              --          --
-------------------------------------------------------------------------------------------------------------------
Recoveries                                                        3            1               --          --
Charge-offs:
       Commercial and industrial                                 --           (7)              --          --
       Other, primarily other financial institutions in          (6)          (1)              --          --
       2000
-------------------------------------------------------------------------------------------------------------------
Net recoveries/(charge-offs)                                     (3)          (7)              --          --
-------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                283          335              163         160
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                     ALLOWANCE FOR CREDIT LOSSES ON
                                                         ALLOWANCE FOR LOAN LOSSES        LENDING COMMITMENTS
-------------------------------------------------------------------------------------------------------------------
                                                                Six          Six               Six         Six
                                                             months       months            months      months
In millions                                                    2000         1999              2000        1999
-------------------------------------------------------------------------------------------------------------------
Balance, January 1                                             $281         $470              $125        $125
-------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                      --           --                38          35
Reversal of provision for credit losses                          (4)        (105)               --          --
-------------------------------------------------------------------------------------------------------------------
Recoveries                                                       12            6                --          --
Charge-offs:
       Commercial and industrial                                 --          (10)               --          --
       Other, primarily other financial institutions in          (6)         (26)               --          --
       2000
-------------------------------------------------------------------------------------------------------------------
Net recoveries/(charge-offs)                                      6          (30)               --          --
-------------------------------------------------------------------------------------------------------------------
Balance, June 30                                                283          335               163         160
-------------------------------------------------------------------------------------------------------------------

The following table summarizes the period-end information of our allowances for credit losses as of June 30, 2000, March 31, 2000 and December 31, 1999, respectively.

-------------------------------------------------------------------------------------------------------------------
                                                                                     ALLOWANCE FOR CREDIT LOSSES ON
                                             ALLOWANCE FOR LOAN LOSSES                     LENDING COMMITMENTS
-------------------------------------------------------------------------------------------------------------------
                                  June 30    March 31   December 31      June 30      March 31       December 31
                                     2000        2000          1999         2000          2000              1999
----------------------------------------------------------------------------------------------------------------
Components:
Specific counterparty              $ 75          $ 46          $ 24         $ 23          $ 23              $ 22
Expected loss                       208           244           257          140           103               103
----------------------------------------------------------------------------------------------------------------
Total allowance                     283           290           281          163           126               125
----------------------------------------------------------------------------------------------------------------

The specific counterparty component of the allowance for loan losses was $75 million and $46 million at June 30, 2000 and March 31, 2000, respectively. The increase in the specific counterparty component for loans from the prior quarter primarily reflects an increased allocation to an industrial counterparty in Europe. The specific counterparty component of the allowance for credit losses on lending commitments was $23 million, unchanged from March 31, 2000.

The expected loss component of the allowance for loan losses and allowance for credit losses on lending commitments was $348 million and $347 million as of June 30, 2000 and March 31, 2000, respectively. The expected loss component of our allowance for credit losses on lending commitments increased $37 million as of June 30, 2000, offset by a $36 million decrease in the expected loss component of our allowance for loan losses. This reflects a refinement in the expected loss model to more accurately determine the expected loss amount between loans and lending commitments.

CAPITAL
STOCKHOLDERS' EQUITY

At June 30, 2000, stockholders' equity of $11.8 billion included $53 million of net unrealized appreciation on investment securities, net of the related tax liability of $22 million. This compares with $119 million of net unrealized appreciation at March 31, 2000, net of the related tax liability of $58 million. The net unrealized depreciation on debt investment securities was $55 million at June 30, 2000 compared with a net unrealized depreciation of $72 million at March 31, 2000. The decrease primarily related to the realization of losses on sales of investment securities during the quarter. The net unrealized appreciation on marketable equity investment securities was $114 million at June 30, 2000, and $200 million at March 31, 2000. The net unrealized appreciation on investment securities held by unconsolidated affiliates was $16 million and $49 million, respectively. Included in the table below are selected ratios based upon stockholders' equity.

                                                       June 30,     March 31,    December 31,    June 30,
Dollars in billions, except share data                     2000          2000            1999        1999
----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                $11.8         $11.6           $11.4       $11.8

Rate of return on average common stockholders'
  Equity                                                   19.6%         23.4%           18.1%       18.0%

As percent of period-end total assets:

  Common equity                                             4.2%          3.8%            4.1%        4.1%
  Total equity                                              4.4%          4.1%            4.4%        4.4%
Book value per common share                               $60.76        $59.82          $57.83      $57.60
----------------------------------------------------------------------------------------------------------


The firm purchased approximately $480 million of its common stock (3.8 million shares) in the second quarter under its October 1999 authorization to repurchase up to $3 billion of common stock. The purchases for the first half of 2000 totaled $1.1 billion (9.0 million shares). As of June 30, 2000, approximately $2.5 billion of the authorization had been utilized; we intend to use the remaining $500 million over the next three to nine months, subject to market conditions, business considerations, and other factors.

REGULATORY CAPITAL REQUIREMENTS

At June 30, 2000, the capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a well capitalized bank holding company and bank, respectively, at June 30, 2000.

At June 30, 2000, under the Federal Reserve Board market risk capital guidelines for calculation of risk-based capital ratios, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.4% and 12.1%, respectively; the leverage ratio was 4.4%. At December 31, 1999, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.8% and 12.9%, respectively, and the leverage ratio was 4.7%. Refer to note 19 for further information.

Risk-adjusted assets represent the total of all on- and off-balance sheet exposures adjusted for risk-based factors as prescribed by the Federal Reserve Board. J.P. Morgan's risk-adjusted assets as of June 30, 2000 were $140.4 billion, compared with $140.1 billion at March 31, 2000.

EXPOSURES TO EMERGING COUNTRIES

The following tables present exposures to certain emerging markets based on management's view of total exposure as of June 30, 2000.

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

By type of financial instrument
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Credit                  Total
In billions                                       Deriva-     Other  out-      deriva-    Commit-      cross-       Local      Total
June 30, 2000                             Loans     tives      standings        tives      ments      border     exposure   exposure
------------------------------------------------------------------------------------------------------------------------------------
China                                    $   -      $0.1          $   -       ($0.1)       $   -      $   -        $   -    $   -
Hong Kong                                  0.1       0.2            0.1        (0.1)           -        0.3          0.1      0.4
Indonesia                                  0.2         -            0.1           -            -        0.3            -      0.3
Malaysia                                     -         -              -         0.1            -        0.1            -      0.1
Philippines                                  -         -            0.1           -            -        0.1            -      0.1
Singapore                                    -       0.3            0.4           -            -        0.7            -      0.7
South Korea                                0.1       0.1            0.8        (0.2)           -        0.8          0.3      1.1
Taiwan                                       -         -              -           -            -          -            -        -
Thailand                                     -       0.1            0.2           -            -        0.3            -      0.3
Other                                        -         -              -           -            -          -          0.1      0.1
------------------------------------------------------------------------------------------------------------------------------------
Total Asia, excluding Japan                0.4       0.8            1.7        (0.3)           -        2.6          0.5      3.1
------------------------------------------------------------------------------------------------------------------------------------

Argentina                                  0.1       0.3            0.4        (0.1)           -        0.7          0.4      1.1
Brazil                                     0.1         -            0.1           -            -        0.2          0.8      1.0
Chile                                      0.3         -            0.1        (0.1)           -        0.3            -      0.3
Colombia                                   0.2         -              -           -            -        0.2            -      0.2
Mexico                                     0.4         -            0.4        (0.3)           -        0.5          0.7      1.2
Other                                      0.2         -            0.1           -            -        0.3            -      0.3
------------------------------------------------------------------------------------------------------------------------------------
Total Latin America, excluding the
 Caribbean                                 1.3       0.3            1.1        (0.5)           -        2.2          1.9      4.1
------------------------------------------------------------------------------------------------------------------------------------

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

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

-----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                                              Three months ended
on a taxable-equivalent basis                             -----------------------------------------------------------------------
                                                                    June 30, 2000                       June 30, 1999
                                                          -----------------------------------------------------------------------
                                                          Average                  Average      Average                   Average
                                                          balance     Interest        rate      balance      Interest        rate
                                                          -----------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.                       $4,358         $ 75        6.92%     $ 2,269          $ 79       13.97%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                             271            5        7.42          594            12        8.10
    U.S. state and political subdivision                    1,275           34       10.73        1,478            43       11.67
    Other                                                   5,294          101        7.67       24,394           334        5.49
Debt investment securities in offices
  outside the U.S. (a)                                        423            3        2.85        3,046            35        4.61
Trading account assets:
    In offices in the U.S.                                 45,073          812        7.25       31,760           502        6.34
    In offices outside the U.S.                            27,903          462        6.66       28,610           430        6.03
Securities purchased under agreements to resell:
    In offices in the U.S.                                 31,464          486        6.21       18,177           214        4.72
    In offices outside the U.S.                            12,300          148        4.84       13,993           141        4.04
Securities borrowed,
    mainly in offices in the U.S.                          34,045          508        6.00       39,680           470        4.75
Loans:
    In offices in the U.S.                                 16,468          316        7.72        6,633           110        6.65
    In offices outside the U.S.                             9,931          172        6.97       18,919           295        6.25
Other interest-earning assets (b):
    In offices in the U.S.                                  5,108          113           *        1,785            23           *
    In offices outside the U.S.                               899           23           *          968            45           *
-----------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                            194,812        3,258        6.73      192,306         2,733        5.70
Cash and due from banks                                     1,374                                   947
Other noninterest-earning assets                           75,068                                72,892
-----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                             271,254                               266,145
-----------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended June 30, 2000 and 1999.

(a) For the three months ended June 30, 2000 and 1999, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS

J.P. Morgan & Co. Incorporated

-----------------------------------------------------------------------------------------------------------------------------------


Dollars in millions,
Interest and average rates                                                         Three months ended
on a taxable-equivalent basis                               ----------------------------------------------------------------------
                                                                    June 30, 2000                   June 30, 1999
                                                            -----------------------------------------------------------------------
                                                             Average                Average        Average                 Average
                                                             balance     Interest      rate        balance    Interest        rate
                                                            -----------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                                    $2,840         $ 51      7.22%       $ 7,654        $ 91        4.77%
    In offices outside the U.S.                               39,593          507      5.15         45,806         468        4.10
Trading account liabilities:
    In offices in the U.S.                                    15,225          263      6.95          6,632         115        6.96
    In offices outside the U.S.                               13,592          208      6.15         14,588         179        4.92
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                                  68,830        1,002      5.86         63,196         725        4.60
Commercial paper, mainly in offices
    in the U.S.                                                9,153          144      6.33         10,759         133        4.96
Other interest-bearing liabilities:
    In offices in the U.S.                                     7,862          237     12.12          8,221         160        7.81
    In offices outside the U.S.                                4,409           77      7.02          4,079          46        4.52
Long-term debt,
    mainly in offices in the U.S.                             23,087          376      6.55         28,136         371        5.29
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                          184,591         2,865      6.24       189,071        2,288        4.85
Noninterest-bearing deposits:
    In offices in the U.S.                                    1,016                                   907
    In offices outside the U.S.                                 904                                   426
Other noninterest-bearing liabilities                        73,152                                64,042
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                           259,663                               254,446
Stockholders' equity                                         11,591                                11,699
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                  271,254                               266,145
-----------------------------------------------------------------------------------------------------------------------------------
Net yield on interest-earning assets                                                   0.81                                   0.93
-----------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                         393                                  445
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

--------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                                          Six months ended
on a taxable-equivalent basis                             -----------------------------------------------------------------------
                                                                 June 30, 2000                           June 30, 1999
                                                          -----------------------------------------------------------------------
                                                          Average                  Average      Average                   Average
                                                          balance     Interest        rate      balance     Interest         rate
                                                          -----------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.                      $ 3,942         $153        7.81%     $ 2,601        $ 160        12.40%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                             299           12        8.07          606           25         8.32
    U.S. state and political subdivision                    1,240           74       12.00        1,565           90        11.60
    Other                                                   7,325          271        7.44       26,712          721         5.44
Debt investment securities in offices
  outside the U.S. (a)                                      1,109           21        3.81        2,777           66         4.79
Trading account assets:
    In offices in the U.S.                                 40,638        1,455        7.20       30,738          895         5.87
    In offices outside the U.S.                            27,202          920        6.80       28,630          899         6.33
Securities purchased under agreements to resell:
    In offices in the U.S.                                 29,603          867        5.89       20,086          479         4.81
    In offices outside the U.S.                            12,152          284        4.70       13,619          302         4.47
Securities borrowed,
    mainly in offices in the U.S.                          34,468        1,021        5.96       38,321          918         4.83
Loans:
    In offices in the U.S.                                 15,928          611        7.71        6,202          214         6.96
    In offices outside the U.S.                            10,599          340        6.45       20,325          622         6.17
Other interest-earning assets (b):
    In offices in the U.S.                                  4,786          198           *        1,608           43            *
    In offices outside the U.S.                               895           80           *          971           77            *
---------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                            190,186        6,307        6.67      194,761        5,511         5.71
Cash and due from banks                                       995                                 1,548
Other noninterest-earning assets                           74,675                                71,833
---------------------------------------------------------------------------------------------------------------------------------
 Total assets                                             265,856                               268,142
---------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the six months ended June 30, 2000 and 1999.

(a) For the six months ended June 30, 2000 and 1999, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

-----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                                           Six months ended
on a taxable-equivalent basis                               -----------------------------------------------------------------------
                                                                      June 30, 2000                   June 30, 1999
                                                            -----------------------------------------------------------------------
                                                            Average                Average        Average                 Average
                                                            balance     Interest      rate        Balance     Interest       rate
                                                            -----------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                                  $ 3,185         $110      6.95%       $ 8,332        $ 201       4.86%
    In offices outside the U.S.                              39,815          990      5.00         46,706          974       4.21
Trading account liabilities:
    In offices in the U.S.                                   13,555          478      7.09          6,641          228       6.92
    In offices outside the U.S.                              12,957          387      6.01         13,719          340       5.00
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                                 65,626        1,810      5.55         62,189        1,468       4.76
Commercial paper, mainly in offices
    in the U.S.                                              10,538          321      6.13         10,213          254       5.02
Other interest-bearing liabilities:
    In offices in the U.S.                                    7,186          428     11.98          9,562          345       7.28
    In offices outside the U.S.                               3,902          162      8.35          4,037           95       4.75
Long-term debt,
    mainly in offices in the U.S.                            23,683          757      6.43         28,341          751       5.34
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                          180,447        5,443      6.07        189,740        4,656       4.95
Noninterest-bearing deposits:
    In offices in the U.S.                                      984                                   894
    In offices outside the U.S.                                 707                                   617
Other noninterest-bearing liabilities                        72,260                                65,316
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                           254,398                               256,567
Stockholders' equity                                         11,458                                11,575
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                  265,856                               268,142
Net yield on interest-earning assets                                                  0.91                                   0.89
-----------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                                        864                                   855
-----------------------------------------------------------------------------------------------------------------------------------

CROSS-BORDER AND LOCAL OUTSTANDINGS UNDER THE REGULATORY BASIS
For financial reporting purposes only, the following table presents our cross-border and local outstandings under the regulatory basis established by the Federal Financial Institutions Examination Council (FFIEC). Bank regulatory rules differ from management's view in the treatment of credit derivatives, trading account short positions, and the use of fair value versus cost of investment securities. In addition, management does not net local funding or liabilities against any local exposures as allowed by the FFIEC. Refer to page 35 for more information on exposures based on the management view.

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

The following table shows each country where cross-border and local outstandings exceed 0.75% of total assets, as of June 30, 2000.

                                                                                                           Total out-
                                                                                                            standings
                                                          Net local       Total        % of                       and
In millions                        Govern-                     Out-        out-       total      Commit-      commit-
June 30, 2000           Banks        ments    Other(a)    standings   standings      assets        ments(b)     ments
---------------------------------------------------------------------------------------------------------------------
Germany              $6,808     $11,685      $2,821        $   -        $21,314      8.00%       $7,076      $28,390
United Kingdom        3,639         489       8,688            -         12,816      4.81         7,469       20,285
Italy                 1,836       7,867       3,536            -         13,239      4.97         4,567       17,806
France                3,091       4,828       3,856            -         11,775      4.42         4,546       16,321
Netherlands           4,812       3,492       2,751            -         11,055      4.15         4,775       15,830
Japan                 3,687       2,475       2,729            -          8,891      3.34         5,859       14,750
Switzerland           1,656         346       3,274          492          5,768      2.17         2,277        8,045
Spain                   636       1,289       2,242           90          4,257      1.60         3,066        7,323
South Africa            129       1,620         290          577          2,616      0.98           105        2,721
---------------------------------------------------------------------------------------------------------------------

(a) Includes nonbank financial institutions and commercial and industrial entities.
(b) Beginning this quarter, in accordance with FFIEC requirements, commitments also include notional amounts related to credit derivatives where we have provided (sold) protection. These amounts are not reduced for protection that we have purchased.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         12.  Statement re computation of ratios (incorporated by reference to exhibit 12 to J.P. Morgan's report on Form 8-K, dated July 13,
              2000)

         27.  Financial data schedule

    (b)  Reports on Form 8-K

         The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000:

        June 6, 2000 (Items 5 and 7)
        Reported the issuance of a joint press release announcing that along with six leading financial institutions (Bank of America, Credit Suisse First Boston, Goldman Sachs, HSBC, Morgan Stanley Dean Witter and UBS Warburg), the creation of Fxall.com(TM), which will offer clients low cost one-stop electronic access to a range of services in foreign exchange, from execution to research.

        Reported the issuance of a press release announcing the launching, in partnership with EDS, of Arcordia, the world's first independent internet-based derivative management and settlement company. Arcordia will provide transaction management and settlement services via the Internet for derivative products to financial institutions and corporations worldwide.

        April 24, 2000 (Items 5 and 7)
        Reported the issuance of a press release announcing the introduction of www.muniderivatives.com, a site that provides unparalleled access to information about municipal derivatives products and strategies as well as proprietary models and tools designed to help a user analyze market risk and develop customized derivatives-based solutions on-line.

        Reported the issuance of a press release announcing the creation of SynDirect(TM) Wireless, the world's first wireless communication platform for bond issuers and investors that will allow investors to check current pricing and express interest for bonds remotely.

        Reported the issuance of a press release announcing the introduction of www.morgancredit.com, a global credit risk trading web site. This site is the first to offer two-way (bid and offer) prices on credit derivatives with the ability to trade through a phone link to trading desks.

        Reported the issuance of a joint press release with Audible, Inc.
           announcing that daily research information from J.P. Morgan will soon be available for listening in digital audio format at www.audible.com/jpmorgan.

        April 6, 2000 (Items 5 and 7)
        Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three month period ended March 31, 2000.

        Reported the issuance of a press release announcing the formation of eSolutions, a new global business development group within Investment Banking that will bring together strategic advice, financing, risk management, and investment in one unit.

        Reported the issuance of a joint press release announcing a partnership, with AngloGold and Produits Artistiques de Metaux Precieux, to form GoldAvenue, an independent company that will be the first to offer a comprehensive range of products and services for businesses, investors and consumers in the gold market primarily through the use of the Internet.

        Reported the issuance of a joint press release announcing that along with five of the leading derivative dealers (Chase Manhattan Bank, Citigroup, Deutsche Bank, Morgan Stanley Dean Witter and Warburg Dillon Read), the intention to create a joint venture called SwapsWire. The venture will be dedicated to developing the electronic trading of interest rate derivative transactions.

        Reported the issuance of a press release announcing the creation of TransactPlus, Inc. - an independent firm that provides a global network for companies to plug into and gain instant access to universal business to business integration services.

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

                                J.P. MORGAN & CO. INCORPORATED
                                ------------------------------
                                        (Registrant)


                                    /s/ DAVID H. SIDWELL
                                    -----------------------------------
                                    NAME: DAVID H. SIDWELL
                                    TITLE:MANAGING DIRECTOR AND CONTROLLER
                                          (PRINCIPAL ACCOUNTING OFFICER)


DATE: August 14, 2000