Form 10-Q
period 2000-09-30
MORGAN J P & CO INC
filed 2000-11-14
CIK 68100

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

                For the quarterly period ended September 30, 2000

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

Number of shares outstanding of each of the registrant's classes of common stock at October 31, 2000:

Common Stock, $2.50 Par Value                               160,039,517 Shares

================================================================================

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
The following financial statement information as of and for the three and nine months ended September 30, 2000, is set forth within this document on the pages indicated:


                                                                                              Page(s)
     Three month Consolidated statement of income
     J.P. Morgan & Co. Incorporated ............................................................... 3

     Nine month Consolidated statement of income
     J.P. Morgan & Co. Incorporated ............................................................... 4

     Consolidated balance sheet
     J.P. Morgan & Co. Incorporated ............................................................... 5

     Consolidated statement of changes in stockholders' equity
     J.P. Morgan & Co. Incorporated ............................................................... 6

     Consolidated statement of cash flows
     J.P. Morgan & Co. Incorporated ............................................................... 7

     Consolidated statement of condition
     Morgan Guaranty Trust Company of New York .................................................... 8

     Notes to Consolidated financial statements
     J.P. Morgan & Co. Incorporated ............................................................ 9-26

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Financial highlights ........................................................................ 27

     Segment results .......................................................................... 27-28

     Financial review ......................................................................... 28-29

     Capital and Risk management .............................................................. 30-36

Consolidated average balances and net interest earnings ....................................... 37-40

Cross-border and local outstandings under the regulatory basis ................................... 41

PART II -- OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K ......................................................... 42

SIGNATURES ....................................................................................... 43

PART I
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
In millions, except share data


                                                               Three months ended
                                       ---------------------------------------------------------------------
                                        September 30   September 30      Increase/     June 30     Increase/
                                                2000           1999     (Decrease)        2000    (Decrease)
                                       ---------------------------------------------------------------------

NET INTEREST REVENUE
Interest revenue                              $3,354         $2,783           $571      $3,244          $110
Interest expense                               3,004          2,394            610       2,865           139
------------------------------------------------------------------------------------------------------------
Net interest revenue                             350            389            (39)        379           (29)
Reversal of provision for loan losses             (7)           (45)            38          (4)           (3)
------------------------------------------------------------------------------------------------------------
Net interest revenue after loan loss
   provisions                                    357            434            (77)        383           (26)


NONINTEREST REVENUES
Trading revenue                                  852            424            428         906           (54)
Advisory and underwriting fees                   400            398              2         468           (68)
Investment management fees                       284            270             14         303           (19)
Fees and commissions                             233            206             27         232             1
Investment securities (loss) / revenue            (1)           271           (272)        128          (129)
Other revenue / (loss)                           197 (a)        (18) (a)       215          59 (b)       138
------------------------------------------------------------------------------------------------------------
Total noninterest revenues                     1,965          1,551            414       2,096          (131)

Total revenues, net                            2,322          1,985            337       2,479          (157)

OPERATING EXPENSES
Employee compensation and benefits             1,118            889            229       1,097            21
Net occupancy                                     91             82              9          81            10
Technology and communications                    247            229             18         246             1
Other expenses                                   153            141             12         236           (83)
------------------------------------------------------------------------------------------------------------
Total operating expenses                       1,609          1,341            268       1,660           (51)

Income before income taxes                       713            644             69         819          (106)
Income taxes                                     199            202             (3)        277           (78)
------------------------------------------------------------------------------------------------------------
Net income                                       514            442             72         542           (28)

PER COMMON SHARE
Net income:
     Basic                                     $2.97          $2.39          $0.58       $3.10        ($0.13)
     Diluted                                    2.77           2.22           0.55        2.90         (0.13)
Dividends declared                              1.00           0.99           0.01        1.00             -
------------------------------------------------------------------------------------------------------------

(a) Includes a reversal of provision for credit losses on lending commitments of $29 million and $15 million for the three months ended September 30, 2000 and 1999, respectively.

(b) Includes a provision for credit losses on lending commitments of $37 million for the three months ended June 30, 2000.


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan & Co. Incorporated
In millions, except share data

                                                            Nine months ended
                                              ---------------------------------------------------
                                              September 30       September 30          Increase/
                                                      2000               1999         (Decrease)
                                              ---------------------------------------------------

NET INTEREST REVENUE
Interest revenue                                    $9,629             $8,253             $1,376
Interest expense                                     8,447              7,050              1,397
-------------------------------------------------------------------------------------------------
Net interest revenue                                 1,182              1,203                (21)
Reversal of provision for loan losses                  (11)              (150)               139
-------------------------------------------------------------------------------------------------
Net interest revenue after loan loss provisions      1,193              1,353               (160)


NONINTEREST REVENUES
Trading revenue                                      2,708              2,361                347
Advisory and underwriting fees                       1,411              1,245                166
Investment management fees                             863                776                 87
Fees and commissions                                   749                611                138
Investment securities revenue                          284                201                 83
Other revenue (a)                                      429                120                309
-------------------------------------------------------------------------------------------------
Total noninterest revenues                           6,444              5,314              1,130

Total revenues, net                                  7,637              6,667                970

OPERATING EXPENSES
Employee compensation and benefits                   3,515              2,955                560
Net occupancy                                          254                244                 10
Technology and communications                          751                707                 44
Other expenses                                         604                419                185
-------------------------------------------------------------------------------------------------
Total operating expenses                             5,124              4,325                799

Income before income taxes                           2,513              2,342                171
Income taxes                                           829                796                 33
-------------------------------------------------------------------------------------------------
Net income                                           1,684              1,546                138

PER COMMON SHARE
Net income:
     Basic                                           $9.64              $8.33              $1.31
     Diluted                                          9.05               7.76               1.29
Dividends declared                                    3.00               2.97               0.03
-------------------------------------------------------------------------------------------------

(a) Includes a net provision for credit losses on lending commitments of $9 million and $20 million for the nine months ended September 30, 2000 and 1999, respectively.

See notes to consolidated financial statements.

  CONSOLIDATED BALANCE SHEET
  J.P. Morgan & Co. Incorporated


                                                                                     September 30  December 31
In millions, except share data                                                               2000         1999
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                    $  881      $ 2,463
Interest-earning deposits with banks                                                        5,156        2,345
Debt investment securities available-for-sale                                               5,050       14,286
Equity investment securities                                                                1,484        1,734
Trading account assets:
     U.S. and foreign governments                                                          64,611       42,663
     Corporate debt and equity and other securities                                        40,268       31,271
     Derivative receivables                                                                35,549       43,658
---------------------------------------------------------------------------------------------------------------
Total trading account assets                                                              140,428      117,592
Securities purchased under agreements to resell ($42,713 at September 2000 and
     $34,470 at December 1999) and federal funds sold                                      43,788       35,970
Securities borrowed                                                                        34,874       34,716
Loans, net of allowance for loan losses of $258 at September 2000 and $281 at
     December 1999                                                                         26,729       26,568
Accrued interest and accounts receivable                                                    6,050       10,119
Premises and equipment, net of accumulated depreciation of $1,271 at September
    2000 and $1,319 at December 1999                                                        2,086        1,997
Other assets                                                                               15,155       13,108
---------------------------------------------------------------------------------------------------------------
Total assets                                                                              281,681      260,898
---------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits (including interest-bearing deposits of $38,402 at September 2000 and
     $43,922 at December 1999)                                                             40,184       45,319
Trading account liabilities:
     U.S. and foreign governments                                                          30,675       19,378
     Corporate debt and equity and other securities                                        14,976       16,063
     Derivative payables                                                                   37,886       44,976
---------------------------------------------------------------------------------------------------------------
Total trading account liabilities                                                          83,537       80,417
Securities sold under agreements to repurchase ($82,748 at September 2000 and
     $58,950 at December 1999) and federal funds purchased                                 83,267       59,693
Commercial paper                                                                           12,124       11,854
Other liabilities for borrowed money                                                       12,813       10,258
Accounts payable and accrued expenses                                                      10,366       10,621
Long-term debt not qualifying as risk-based capital                                        16,681       19,048
Other liabilities, including allowance for credit losses of $134 at September
     2000 and $125 at December 1999                                                         4,801        5,897
---------------------------------------------------------------------------------------------------------------
                                                                                          263,773      243,107
Liabilities qualifying as risk-based capital:
Long-term debt                                                                              4,796        5,202
Company-obligated mandatorily redeemable preferred securities of subsidiaries               1,150        1,150
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         269,719      249,459

STOCKHOLDERS' EQUITY
Preferred stock (authorized shares: 10,000,000)
     Adjustable rate cumulative preferred stock, $100 par value (issued: 2,444,300)           244          244
     Variable cumulative preferred stock,  $1,000 par value (issued and
     outstanding:  250,000)                                                                   250          250
     Fixed cumulative preferred stock, $500 par value (issued and outstanding: 400,000)       200          200
Common stock, $2.50 par value (authorized shares: 500,000,000; issued:
     200,998,455 at September 2000 and December 1999)                                         502          502
Capital surplus                                                                             1,211        1,249
Common stock issuable under stock award plans                                               2,157        2,002
Retained earnings                                                                          12,052       10,908
Accumulated other comprehensive income:
     Net unrealized gains on investment securities, net of taxes                               25           44
     Foreign currency translation, net of taxes                                               (15)         (18)
---------------------------------------------------------------------------------------------------------------
                                                                                           16,626       15,381

Less: treasury stock (41,228,441 common shares and 15,000 preferred shares at
  September 2000, and 36,200,897 common shares at December 1999) at cost                    4,664        3,942
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 11,962       11,439
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                281,681      260,898
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan & Co. Incorporated

                                                                                            2000                       1999
                                                                                 -------------------------  -----------------------
                                                                                                   Compre-                  Compre-
                                                                                 Stockholders'     hensive   Stockholders'  hensive
In millions: Nine months ended September 30                                             Equity      Income         Equity    Income
-----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Adjustable-rate cumulative preferred stock balance, January 1 and September 30           $ 244                      $ 244
Variable cumulative preferred stock balance, January 1 and September 30                    250                        250
Fixed cumulative preferred stock, January 1 and September 30                               200                        200
-----------------------------------------------------------------------------------------------------------------------------------
Total preferred stock, September 30                                                        694                        694
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and September 30                                                        502                        502
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                                       1,249                      1,252
Shares issued or distributed under dividend reinvestment plan, various employee benefit plans, and income tax benefits
     associated with stock options                                                         (38)                       (11)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                    1,211                      1,241
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUABLE UNDER STOCK AWARD PLANS
Balance, January 1                                                                       2,002                      1,460
Deferred stock awards, net                                                                 155                        253
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                    2,157                      1,713
-----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                                      10,908                      9,614
Net income                                                                               1,684     $1,684           1,546    $1,546
Dividends declared on preferred stock                                                      (29)                       (25)
Dividends declared on common stock                                                        (482)                      (523)
Dividend equivalents on common stock issuable                                              (29)                       (26)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                   12,052                     10,586
-----------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Net unrealized gains on investment securities:
Balance, net of taxes, January 1                                                            44                        147
                                                                                 -------------              -------------
     Net unrealized gains/(losses) arising during the period,
        before taxes ($123 in 2000 and ($325) in 1999, net of taxes)                       198                       (550)
     Reclassification adjustment for net (gains)/losses included in net income,
        before taxes (($155) in 2000 and $69 in 1999, net of taxes)                       (243)                       118
                                                                                 -------------              -------------
Change in net unrealized (losses) on investment securities, before taxes                   (45)                      (432)
Income tax benefit                                                                          26                        177
                                                                                 -------------              -------------
Change in net unrealized gains / (losses) on investment securities, net of taxes           (19)       (19)           (255)     (255)
Balance, net of taxes, September 30                                                         25                       (108)
                                                                                 -------------              -------------
Foreign currency translation:
Balance, net of taxes, January 1                                                           (18)                       (46)
                                                                                 -------------              -------------
Translation adjustment arising during the period, before taxes                               6                         (7)
Income tax (expense) / benefit                                                              (3)                         7
                                                                                 -------------              -------------
Translation adjustment arising during the period, net of taxes                               3          3               -         -
                                                                                 -------------              -------------
Balance, net of taxes, September 30                                                        (15)                       (46)
-----------------------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income,
         net of taxes, September 30                                                         10                       (154)
-----------------------------------------------------------------------------------------------------------------------------------
LESS:  TREASURY STOCK
Balance, January 1                                                                       3,942                      2,362
Purchases                                                                                1,464                        681
Shares issued/distributed, primarily related to various employee benefit plans            (742)                      (469)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                    4,664                      2,574
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                              11,962                     12,008
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                          1,668                     1,291
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan & Co. Incorporated

----------------------------------------------------------------------------------------------------------
In millions                                                                       Nine months ended
----------------------------------------------------------------------------------------------------------
                                                                       September 30         September 30
                                                                               2000                 1999
----------------------------------------------------------------------------------------------------------

NET INCOME                                                                     $1,684            $ 1,546
Adjustments to reconcile to cash provided by operating activities:
   Noncash items: provisions for credit losses, depreciation, amortization, deferred income taxes, stock award plans, and
       write-downs on investment securities                                       882              1,218
   Net (increase)/decrease in assets:
       Trading account assets                                                 (22,985)             7,259
       Securities purchased under agreements to resell                         (8,266)            (3,668)
       Securities borrowed                                                       (158)            (4,728)
       Loans held for sale                                                        156              1,485
       Accrued interest and accounts receivable                                 4,062                858
   Net increase/(decrease) in liabilities:
       Trading account liabilities                                              3,009              1,304
       Securities sold under agreements to repurchase                          23,766             (1,824)
       Accounts payable and accrued expenses                                     (305)               542
   Other changes in operating assets and liabilities, net                         830             (2,569)
   Net investment securities (gains), excluding SBICs,
       included in cash flows from investing activities                          (257)               (31)
----------------------------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                                           2,418              1,392
----------------------------------------------------------------------------------------------------------
Net (increase) decrease in interest-earning deposits with banks                (2,822)               222
Debt investment securities:
     Proceeds from sales                                                       11,813             26,498
     Proceeds from maturities, calls, and mandatory redemptions                 2,021              6,267
     Purchases                                                                 (4,582)           (21,416)
Net decrease (increase) in federal funds sold                                     425             (1,375)
Net (increase) in loans                                                          (349)            (1,508)
Payments for premises and equipment                                              (181)              (227)
Other changes, net                                                               (397)            (1,821)
----------------------------------------------------------------------------------------------------------

CASH PROVIDED BY INVESTING ACTIVITIES                                           5,928              6,640
----------------------------------------------------------------------------------------------------------
Net increase in noninterest-bearing deposits                                      384                227
Net (decrease) in interest-bearing deposits                                    (5,600)            (6,516)
Net (decrease) increase in federal funds purchased                               (224)               216
Net increase in commercial paper                                                  270              3,689
Other liabilities for borrowed money proceeds                                   4,774              8,552
Other liabilities for borrowed money payments                                  (4,685)           (11,877)
Long-term debt proceeds                                                         4,924              5,356
Long-term debt payments                                                        (7,253)            (7,389)
Capital stock issued or distributed                                               282                200
Capital stock purchased                                                        (1,464)              (669)
Dividends paid                                                                   (517)              (549)
Other changes, net                                                               (894)             1,087
----------------------------------------------------------------------------------------------------------

CASH (USED IN) FINANCING ACTIVITIES                                           (10,003)            (7,673)
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks                         75                 47
----------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                 (1,582)               406
Cash and due from banks at December 31, 1999 and 1998                           2,463              1,203
----------------------------------------------------------------------------------------------------------
Cash and due from banks at September 30, 2000 and 1999                            881              1,609
----------------------------------------------------------------------------------------------------------
Cash disbursements made for:
     Interest                                                                 $ 8,868            $ 6,884
     Income taxes                                                                 515                764
----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CONDITION
Morgan Guaranty Trust Company of New York

-------------------------------------------------------------------------------------------------------
                                                                            September 30   December 31
In millions, except share data                                                      2000          1999
-------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                          $   674       $ 2,382
Interest-earning deposits with banks                                               4,964         2,266
Debt investment securities available-for-sale                                      2,311         4,992
Trading account assets                                                            89,366        84,786
Securities purchased under agreements to resell and federal funds sold            24,313        19,094
Securities borrowed                                                               11,679         9,700
Loans, net of allowance for loan losses of $256 at September 2000 and
  $280 at December 1999                                                           26,286        26,072
Accrued interest and accounts receivable                                           4,404         4,426
Premises and equipment, net of accumulated depreciation of $1,110 at
  September 2000 and $1,113 at December 1999                                       1,785         1,810
Other assets                                                                      12,482        12,138
-------------------------------------------------------------------------------------------------------
Total assets                                                                     178,264       167,666
-------------------------------------------------------------------------------------------------------

LIABILITIES
Noninterest-bearing deposits:
  In offices in the U.S.                                                             992           907
  In offices outside the U.S.                                                        791           501
Interest-bearing deposits:
  In offices in the U.S.                                                           3,519         4,256
  In offices outside the U.S.                                                     36,716        42,052
-------------------------------------------------------------------------------------------------------
Total deposits                                                                    42,018        47,716
Trading account liabilities                                                       73,443        72,066
Securities sold under agreements to repurchase and federal funds purchased        26,297        13,610
Other liabilities for borrowed money                                               9,128         5,482
Accounts payable and accrued expenses                                              6,673         6,310
Long-term debt not qualifying as risk-based capital (includes $837 at
  September 2000 and $727 at December 1999 of notes payable to J.P. Morgan)        5,505         6,224
Other liabilities, including allowance for credit losses of $134 at
  September 2000 and $125 at December 1999                                         1,663         2,719
-------------------------------------------------------------------------------------------------------
                                                                                 164,727       154,127
Long-term debt qualifying as risk-based capital (includes $2,673 at
  September 2000 and $2,853 at December 1999 of notes payable to J.P. Morgan)      2,712         2,944
-------------------------------------------------------------------------------------------------------
Total liabilities                                                                167,439       157,071

STOCKHOLDER'S EQUITY
Preferred stock, $100 par value (authorized shares: 2,500,000)                         -             -
Common stock, $25 par value (authorized shares: 11,000,000; issued and
  outstanding 10,599,027)                                                            265           265
Surplus                                                                            3,305         3,305
Undivided profits                                                                  7,231         6,975
Accumulated other comprehensive income:
  Net unrealized gains on investment securities, net of taxes                         36            67
  Foreign currency translation, net of taxes                                         (12)          (17)
-------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                        10,825        10,595
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                       178,264       167,666
-------------------------------------------------------------------------------------------------------

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

The financial information as of and for the periods ended September 30, 2000 and 1999, and June 30, 2000, is unaudited. All adjustments which, in the opinion of management, are necessary for a fair presentation have been made and were of a normal, recurring nature. These unaudited financial statements should be read in conjunction with the audited financial statements included in J.P. Morgan's Annual report on Form 10-K for the year ended December 31, 1999. The nature of J.P. Morgan's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform with the current presentation.

Accounting developments
Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations and collateral for fiscal years ending after December 15, 2000. We are currently in the process of evaluating the impact of adopting SFAS No. 140, and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Pursuant to SFAS No. 137, we are required to adopt SFAS No. 133 effective January 1, 2001. We assessed the impact of adopting the standard and Derivatives Implementation Group guidance at September 30, 2000, and concluded the effect was not material to J.P. Morgan's results of operations or financial position. The transition adjustment at January 1, 2001 could vary significantly from our estimate due to continuing Derivatives Implementation Group deliberations, market conditions and changes in business strategies. Adoption of this standard may cause volatility in quarterly earnings and equity, prospectively, due to the methods used to measure hedges and our decision to no longer apply hedge accounting to certain business strategies.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and fair value of J.P. Morgan's financial instruments as of September 30, 2000 and December 31, 1999 in accordance with SFAS No. 107. Accordingly, certain amounts which are not considered financial instruments, including premises and equipment as well as investments under the equity method of accounting, are excluded from the table. Refer to note 1 of our 1999 Annual report for detailed information on how we estimate the fair value of financial instruments.

                                                                           September 30, 2000                    December 31, 1999
                                                           -----------------------------------   ----------------------------------
                                                            Carrying    Fair   Appreciation /     Carrying    Fair  Appreciation /
In billions                                                    value   value   (depreciation)        value   value  (depreciation)
-----------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE THROUGH EARNINGS
Financial assets:
Trading account assets:
   Cash securities                                            $104.9  $104.9               $-        $73.9   $73.9              $-
   Derivative receivables                                       35.5    35.5                -         43.7    43.7               -
Equity investments - SBICs                                       0.5     0.5                -          0.6     0.6               -

Financial liabilities:
Trading account liabilities:
   Cash securities                                              45.6    45.6                -         35.4    35.4               -
   Derivative payables                                          37.9    37.9                -         45.0    45.0               -

FAIR VALUE THROUGH EQUITY
Financial assets:
Debt investment securities                                       5.1     5.1                -         14.3    14.3               -
Equity investments - marketable securities                       0.2     0.2                -          0.6     0.6               -

CARRIED AT COST (APPROXIMATES FAIR VALUE)
Financial assets:
Securities purchased under agreements to resell and
   federal funds sold                                           43.8    43.8                -         36.0    36.0               -
Securities borrowed                                             34.9    34.9                -         34.7    34.7               -
Loans, net                                                       8.9     8.9                -          8.2     8.2               -
Other financial assets, including cash and due from
   banks, accrued interest and accounts receivable, and other
   assets                                                       12.9    12.9                -         17.8    17.8               -

Financial liabilities:
Noninterest-bearing deposits                                     1.8     1.8                -          1.4     1.4               -
Securities sold under agreements to repurchase and
   federal funds purchased                                      83.3    83.3                -         59.7    59.7               -
Other financial liabilities, including securities lent,
   accounts payable and other liabilities                       19.5    19.5                -         18.7    18.7               -

CARRIED AT COST
Financial assets:
Interest-earnings deposits with banks                            5.2     5.2                -          2.3     2.3               -
Loans, net                                                      17.8    17.7             (0.1)        18.3    18.4             0.1
   Related derivatives                                             -       -                -            -     0.1             0.1
Equity investments - nonmarketable securities                    0.8     0.8                -          0.5     0.6             0.1
Other financial assets                                           7.5     7.6              0.1          6.4     6.4               -

Financial liabilities:
Interest-bearing deposits                                       38.4    38.5             (0.1)        43.9    44.2            (0.3)
   Related derivatives                                             -   (0.1)              0.1            -   (0.1)             0.1
Commercial paper                                                12.1    12.1                -         11.9    11.9               -
Other liabilities for borrowed money                             8.1     8.1                -          7.2     7.2               -
Long-term debt                                                  21.5    21.4              0.1         24.3    24.1             0.2
   Related derivatives                                             -     0.2             (0.2)           -     0.3            (0.3)
Other financial liabilities                                        -       -                -          0.7     0.7               -
Allowance - lending commitments                                  0.1       -              0.1          0.1       -             0.1
Company-obligated mandatorily redeemable preferred
   securities of subsidiaries                                    1.2     1.1              0.1          1.2     1.1             0.1
   Related derivatives                                             -     0.1             (0.1)           -     0.1            (0.1)

Lending commitments                                                -   (0.1)             (0.1)           -   (0.2)            (0.2)
-----------------------------------------------------------------------------------------------------------------------------------
Net depreciation before considering income taxes                                         (0.1)                                (0.1)
-----------------------------------------------------------------------------------------------------------------------------------

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

The accounting policies of our segments are, in all material respects, consistent with those described in note 1 of our 1999 Annual report, except for management reporting policies related to the tax-equivalent adjustment and reporting certain segments on a total return basis. For purposes of comparability, segment results include an adjustment to gross-up tax-exempt revenue to a taxable basis; this adjustment is eliminated in consolidation. In addition, in arriving at pretax EVA an adjustment is made to record certain segments on a total return basis; the Proprietary Positioning segment is the only segment significantly affected by this adjustment (see footnote (c) to the segment results table below.)

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

The following table presents segment results for the three and nine months ended September 30, 2000 and 1999, respectively.

                                                                  Interest               Asset
                                           Invest-                    Rate             Manage-   Equity
                                              ment            and Currency    Credit      ment  Invest-
In millions                                Banking  Equities       Markets   Markets  Services    ments
---------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2000
Net interest revenues                        $  21      $ 36          $ 50      $124(a)    $31       $2
---------------------------------------------------------------------------------------------------------
Trading revenue                                 88       241           291        94        17        -
Advisory and underwriting fees                 315        21            17        61         4        2
Investment management fees                       1         -             -         -       275        7
Fees and commissions                            (4)      125            31        36        31        -
Investment securities revenue                    1         -             1         -         -        5
Other revenue                                    4        25            36        31        32       (2)
---------------------------------------------------------------------------------------------------------
Total noninterest revenues                     405       412           376       222       359       12
---------------------------------------------------------------------------------------------------------
Total revenues                                 426       448           426       346       390       14
---------------------------------------------------------------------------------------------------------
Total operating expenses                       368       263           282       189       302       28
---------------------------------------------------------------------------------------------------------
Total pretax income                             58       185           144       157        88     (14)
---------------------------------------------------------------------------------------------------------
Pretax EVA                                      22       152            64         6        60    (115)
---------------------------------------------------------------------------------------------------------
Total assets at period end (in billions)         1        27           106        70        13        1
---------------------------------------------------------------------------------------------------------
Avg. required economic capital                 918       708         1,616     4,181       620    1,523
---------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999
Net interest revenues                           93        30            79       126(a)     38       12
---------------------------------------------------------------------------------------------------------
Trading revenue                                 10       111           155       148         7        -
Advisory and underwriting fees                 257         3            15       113         8        2
Investment management fees                       -         -             -         -       267        5
Fees and commissions                             5        93            39        36        16        3
Investment securities revenue                    -         1            (4)       (3)        1      320
Other revenue                                    1        14            37         5        13       (1)
---------------------------------------------------------------------------------------------------------
Total noninterest revenues                     273       222           242       299       312      329
---------------------------------------------------------------------------------------------------------
Total revenues                                 366       252           321       425       350      341
---------------------------------------------------------------------------------------------------------
Total operating expenses                       292       168           288       153       276       52
---------------------------------------------------------------------------------------------------------
Total pretax income                             74        84            33       272        74      289
---------------------------------------------------------------------------------------------------------
Pretax EVA                                      50        51          (65)       135        56      164
---------------------------------------------------------------------------------------------------------
Total assets at period end (in billions)         1        19           101        69         9        2
---------------------------------------------------------------------------------------------------------
Avg. required economic capital                 517       524         2,012     3,716       565    1,488
---------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30, 2000
Net interest revenues                           43        82           295       403(a)    105       (3)
---------------------------------------------------------------------------------------------------------
Trading revenue                                195       873           756       511        54      (10)
Advisory and underwriting fees               1,044        97            43       221        22        5
Investment management fees                       4         -             -         -       851       11
Fees and commissions                            (7)      416           110        93        97       (4)
Investment securities revenue                   14         -             -        12         -      314
Other revenue                                   11        68            95         4        77       (1)
---------------------------------------------------------------------------------------------------------
Total noninterest revenues                   1,261     1,454         1,004       841     1,101      315
---------------------------------------------------------------------------------------------------------
Total revenues                               1,304     1,536         1,299     1,244     1,206      312
---------------------------------------------------------------------------------------------------------
Total operating expenses                     1,160       821           896       615       905       99
---------------------------------------------------------------------------------------------------------
Total pretax income                            144       715           403       629       301      213
---------------------------------------------------------------------------------------------------------
Pretax EVA                                      57       595           111       242       230      (2)
---------------------------------------------------------------------------------------------------------
Total assets at period end (in billions)         1        27           106        70        13        1
---------------------------------------------------------------------------------------------------------
Avg. required economic capital                 730       734         1,712     3,864       595    1,689
---------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30, 1999
Net interest revenues                          102         71           308      625(a)     88       (4)
---------------------------------------------------------------------------------------------------------
Trading revenue                                133        431           975      790        29        -
Advisory and underwriting fees                 852         33            41      298        18        9
Investment management fees                       -          -             -        -       769       12
Fees and commissions                            16        287           120       89        66       (3)
Investment securities revenue                   (1)         -            (5)       1         -      320
Other revenue                                    -         70            91      (51)       32       (1)
---------------------------------------------------------------------------------------------------------
Total noninterest revenues                   1,000        821         1,222    1,127       914      337
---------------------------------------------------------------------------------------------------------
Total revenues                               1,102        892         1,530    1,752     1,002      333
---------------------------------------------------------------------------------------------------------
Total operating expenses                       893        546           968      633       801       79
---------------------------------------------------------------------------------------------------------
Total pretax income                            209        346           562    1,119       201      254
---------------------------------------------------------------------------------------------------------
Pretax EVA                                     138        241           255      609       147      104
---------------------------------------------------------------------------------------------------------
Total assets at period end (in billions)         1         19           101       69         9        2
---------------------------------------------------------------------------------------------------------
Avg. required economic capital                 521        598         2,042    4,225       553    1,377
---------------------------------------------------------------------------------------------------------




                                           Proprietary              Consol-
In millions                                Positioning  Corporate    idated
----------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2000
Net interest revenues                          $ 25(b)       $ 68       $357
----------------------------------------------------------------------------
Trading revenue                                  104           17        852
Advisory and underwriting fees                     -          (20)       400
Investment management fees                         -            1        284
Fees and commissions                               -           14        233
Investment securities revenue                    (10)           2        (1)
Other revenue                                    191         (120)       197
----------------------------------------------------------------------------
Total noninterest revenues                       285         (106)     1,965
----------------------------------------------------------------------------
Total revenues                                   310(c)       (38)     2,322
----------------------------------------------------------------------------
Total operating expenses                          72          105      1,609
----------------------------------------------------------------------------
Total pretax income                              238         (143)(d)    713
----------------------------------------------------------------------------
Pretax EVA                                       235         (112)(e)    312
----------------------------------------------------------------------------
Total assets at period end (in billions)          52           12        282
----------------------------------------------------------------------------
Avg. required economic capital                   347       (1,198)(f)  8,715
----------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999
Net interest revenues                             50(b)         6        434
----------------------------------------------------------------------------
Trading revenue                                  (32)          25        424
Advisory and underwriting fees                     -            -        398
Investment management fees                         -           (2)       270
Fees and commissions                               1           13        206
Investment securities revenue                    (45)           1        271
Other revenue                                     32         (119)       (18)
----------------------------------------------------------------------------
Total noninterest revenues                       (44)         (82)     1,551
----------------------------------------------------------------------------
Total revenues                                    6(c)        (76)     1,985
----------------------------------------------------------------------------
Total operating expenses                          37           75      1,341
----------------------------------------------------------------------------
Total pretax income                              (31)        (151)(d)    644
----------------------------------------------------------------------------
Pretax EVA                                      (193)         (97)(e)    101
----------------------------------------------------------------------------
Total assets at period end (in billions)          41           13        255
----------------------------------------------------------------------------
Avg. required economic capital                 1,503       (1,122)(f)  9,203
----------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30, 2000
Net interest revenues                            121(b)       147      1,193
----------------------------------------------------------------------------
Trading revenue                                  253           76      2,708
Advisory and underwriting fees                     -          (21)     1,411
Investment management fees                         -           (3)       863
Fees and commissions                               2           42        749
Investment securities revenue                    (64)           8        284
Other revenue                                    469         (294)       429
----------------------------------------------------------------------------
Total noninterest revenues                       660         (192)     6,444
----------------------------------------------------------------------------
Total revenues                                   781(c)       (45)     7,637
----------------------------------------------------------------------------
Total operating expenses                         181          447      5,124
----------------------------------------------------------------------------
Total pretax income                              600         (492)(d)  2,513
----------------------------------------------------------------------------
Pretax EVA                                       582         (559)(e)  1,256
----------------------------------------------------------------------------
Total assets at period end (in billions)          52           12        282
----------------------------------------------------------------------------
Avg. required economic capital                   444       (1,239)(f)  8,529
----------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30, 1999
Net interest revenues                            191(b)       (28)     1,353
----------------------------------------------------------------------------
Trading revenue                                  (37)          40      2,361
Advisory and underwriting fees                     -           (6)     1,245
Investment management fees                         -           (5)       776
Fees and commissions                               2           34        611
Investment securities revenue                   (126)          12        201
Other revenue                                    126         (147)       120
----------------------------------------------------------------------------
Total noninterest revenues                       (35)         (72)     5,314
----------------------------------------------------------------------------
Total revenues                                   156(c)      (100)     6,667
----------------------------------------------------------------------------
Total operating expenses                         112          293      4,325
----------------------------------------------------------------------------
Total pretax income                               44         (393)(d)  2,342
----------------------------------------------------------------------------
Pretax EVA                                      (382)        (258)(e)    854
----------------------------------------------------------------------------
Total assets at period end (in billions)          41           13        255
----------------------------------------------------------------------------
Avg. required economic capital                 2,111       (1,316)(f) 10,111
----------------------------------------------------------------------------

(a) The adjustment to gross up Credit Markets' revenue to a taxable basis was $11 million and $7 million for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the adjustment was $26 million and $20 million, respectively. These amounts are eliminated in consolidation.
(b) The adjustment to gross up Proprietary Positioning's tax-exempt revenues to a taxable basis was $122 million and $37 million for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the adjustment was $312 million and $105 million, respectively. These amounts are eliminated in consolidation.
(c) Total return revenues, which combine reported revenues and the change in net unrealized appreciation/depreciation, were $337 million and ($90) million for the three months ended September 30, 2000 and 1999, respectively. Total return for the nine months ended September 30, 2000 and 1999 was $849 million and $6 million, respectively.
(d) We classify the revenues and expenses of Corporate into three broad categories:
     - Corporate research and development initiatives that involve strategic investments in new client segments or services, but are managed separately from existing business lines. Expenses related to this area totaled $43 million and $19 million for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, these expenses were $143 million and $34 million, respectively.
     - Other corporate revenues and expenses that are recurring but unallocated to the business segments, including but not limited to: the results of hedging anticipated net foreign currency revenues and expenses across all business segments; corporate-owned life insurance; certain equity earnings in affiliates; and consolidation and management reporting offsets to certain revenues and expenses recorded in the business segments. Excluding consolidation and management reporting offsets, recurring revenues were ($38) million and ($101) million for the three months ended September 30, 2000 and 1999, respectively, and ($27) million and ($130) million for the nine months ended September 30, 2000 and 1999, respectively. Consolidating and management reporting offsets - which comprises offsets to certain amounts recorded in the segments, including the allocation of earnings on equity out of Corporate into the segments, adjustments to bring segments to a tax-equivalent basis, and other management accounting adjustments - were ($118) million and ($38) million for the three months ended September 30, 2000 and 1999, respectively, and ($304) million and ($170) million for the nine months ended September 30, 2000 and 1999, respectively.
     - Nonrecurring items not allocated to segments - including gains on the sale of businesses, revenues and expenses associated with businesses that have been sold or are in the process of being discontinued, including revenues and expenses related to Euroclear activities, special charges, and other one-time corporate items. Nonrecurring revenues were $6 million for the three months ended September 30, 2000 and 1999, and $13 million for the nine months ended September 30, 2000 and 1999. Corporate includes revenues, expenses and pretax income related to Euroclear activities for the three months ended September 30, 2000 and 1999, respectively, as follows: revenues - $87 million and $58 million; expenses - $8 million; and pretax income - $79 million and $50 million. For the nine months ended September 30, 2000 and 1999, revenues, expenses and pretax income related to Euroclear-related activities were as follows: revenues - $244 million and $188 million; expenses - $21 million and $20 million,; and pretax income - $223 million and $168 million, respectively.
(e) Pretax EVA for Corporate includes the cost of equity adjustment related to the following items, among others: assets and investments not allocated to the segments [note (f)1], the diversification effect, and excess/shortfall capital.
(f) The following table provides a reconciliation of average common equity to required capital for the three and nine months ended September 30, 2000 and 1999, respectively.


-----------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                           Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
In millions                                   September 30, 2000    September 30, 1999    September 30, 2000    September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Average common equity                                    $11,030               $11,074               $10,853               $10,946
Trust preferred securities                                 1,150                 1,150                 1,150                 1,150
Fixed and adjustable preferred stock                         444                   444                   444                   444
Other adjustments                                          (101)                  (86)                  (71)                 (121)
-----------------------------------------------------------------------------------------------------------------------------------
Total available capital                                   12,523                12,582                12,376                12,419
-----------------------------------------------------------------------------------------------------------------------------------
Total required capital of business segments                9,913                10,325                 9,768                11,427
Corporate (1)                                              1,272                 1,491                 1,282                 1,484
Diversification                                          (2,470)               (2,613)               (2,521)               (2,800)
-----------------------------------------------------------------------------------------------------------------------------------
Total required capital                                     8,715                 9,203                 8,529                10,111
-----------------------------------------------------------------------------------------------------------------------------------
Excess available capital                                   3,808                 3,379                 3,847                 2,308
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes capital related to goodwill, Euroclear, retirement plans and other corporate assets.


4.  BUSINESS CHANGES AND DEVELOPMENTS
Merger Announcement
In September 2000, J.P. Morgan and The Chase Manhattan Corporation ("Chase") announced that they had entered into an agreement to merge (the "Merger") by forming a new corporation named J.P. Morgan Chase & Co. As part of the Merger, each share of J.P. Morgan common stock issued and outstanding immediately prior to the effective date will be converted into 3.7 fully paid and nonassessable shares of Chase common stock. In addition, each share of J.P. Morgan preferred stock will be converted into one share of a corresponding series of substantially identical J.P. Morgan Chase & Co. preferred stock. The Merger is expected to be accounted for by Chase as a pooling of interests and to be tax-free to J.P. Morgan and Chase stockholders. The Merger is expected to close by the end of the first quarter of 2001 but we are preparing to close by year-end 2000 if we have received the stockholder and regulatory approvals required to do so.

Euroclear
Effective January 1, 2000, J.P. Morgan and the Boards of Euroclear Clearance System PLC and Euroclear Clearance System Societe Cooperative executed a definitive agreement to create a new, market-owned European bank to operate all aspects of the Euroclear system. A new bank has been formed, based in Brussels and known as Euroclear Bank, to succeed J.P. Morgan as operator and banker for the Euroclear System. This new bank is expected to be ready to take over the operations from J.P. Morgan by December 31, 2000. The management and staff of Euroclear, comprising approximately 1,200 J.P. Morgan employees, will transfer to the new entity.

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

Pre-tax income from Euroclear-related activities reported by J.P. Morgan was $223 million for the first nine months of 2000, $216 million for the full year 1999, and $261 million for 1998.

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


                                                              Third quarter                 Nine months
                                              ---------------------------------------------------------------
In millions                                               2000           1999           2000           1999
-------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Deposits with banks                                     $   84         $   61         $  237         $  221
Debt investment securities (a)                              99            402            447          1,266
Trading account assets                                   1,325            970          3,700          2,763
Securities purchased under agreements to
   resell and federal funds sold                           641            407          1,792          1,188
Securities borrowed                                        584            456          1,605          1,374
Loans                                                      498            415          1,447          1,249
Other sources                                              123             72            401            192
-------------------------------------------------------------------------------------------------------------
Total interest revenue                                   3,354          2,783          9,629          8,253
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                   514            548          1,614          1,723
Trading account liabilities                                534            298          1,399            866
Securities sold under agreements to
  repurchase and federal funds purchased                 1,083            792          2,893          2,260
Other borrowed money                                       508            376          1,419          1,070
Long-term debt                                             365            380          1,122          1,131
-------------------------------------------------------------------------------------------------------------
Total interest expense                                   3,004          2,394          8,447          7,050
-------------------------------------------------------------------------------------------------------------
Net interest revenue                                       350            389          1,182          1,203
-------------------------------------------------------------------------------------------------------------

(a) Interest revenue from debt investment securities included taxable revenue of $91 million and $398 million and revenue exempt from U.S. income taxes of $8 million and $49 million for the three and nine months ended September 30, 2000, respectively. Interest revenue from debt investment securities included taxable revenue of $378 million and $1,187 million and revenue exempt from U.S. income taxes of $24 million and $79 million for the three and nine months ended September 30, 1999, respectively.

Net interest (expense) revenue associated with derivatives used for purposes other-than-trading was approximately ($7) million and ($59) million for the three and nine months ended September 30, 2000, compared with approximately ($11) million and $16 million for the three and nine months ended September 30, 1999. As of September 30, 2000, approximately $5 million of net deferred losses on closed derivative contracts used for purposes other-than-trading were recorded on the "Consolidated balance sheet." These amounts primarily relate to closed hedge contracts included in the amortized cost of the debt investment portfolio as of September 30, 2000. The amount of net deferred gains or losses on closed derivative contracts changes from period to period, primarily due to the amortization of such amounts to Net interest revenue. These changes are also influenced by the execution of our investing strategies, which may result in the sale of the underlying hedged instruments and/or termination of hedge contracts. Net deferred losses / (gains) on closed derivative contracts as of September 30, 2000, are expected to amortize into Net interest revenue as follows: ($3) million - remainder of 2000; ($9) million in 2001; ($5) million in 2002; ($5) million in 2003; ($1) million in 2004; and approximately $18 million thereafter.

6.  TRADING REVENUE
The following table presents trading revenue by principal product grouping for the three and nine months ended September 30, 2000 and 1999.

                                                            Third quarter   Nine months
                                                           -------------------------------
In millions                                                  2000   1999    2000    1999
-----------------------------------------------------------------------------------------
Fixed income                                                 $510   $194  $1,538  $1,224
Equities                                                      348    177   1,118     661
Foreign exchange                                              (6)     53      52     476
-----------------------------------------------------------------------------------------
Total trading revenue                                         852    424   2,708   2,361
Trading-related net interest revenue                           82    171     376     608
-----------------------------------------------------------------------------------------
Combined total                                                934    595   3,084   2,969
-----------------------------------------------------------------------------------------

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

7.  ADVISORY AND UNDERWRITING FEES

                                                            Third quarter   Nine months
                                                           ------------------------------
In millions                                                  2000   1999    2000   1999
-----------------------------------------------------------------------------------------
Advisory fees                                                $195   $204    $680   $560
Underwriting revenue and syndication fees                     205    194     731    685
-----------------------------------------------------------------------------------------
Total                                                         400    398   1,411  1,245
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

8.  INVESTMENT SECURITIES REVENUE

                                                            Third quarter   Nine months
                                                           ------------------------------
In millions                                                  2000   1999    2000   1999
-----------------------------------------------------------------------------------------
DEBT INVESTMENT SECURITIES
Gross realized gains from sales of securities                 $19    $55    $131   $162
Gross realized losses from sales of securities                (25)  (106)   (187)  (281)
Net gains on maturities, calls, and mandatory redemptions       -      -       -      1
-----------------------------------------------------------------------------------------
Net debt investment securities (loss)                          (6)   (51)    (56)  (118)
------------------------------------------------------------------------------------------


EQUITY INVESTMENT SECURITIES
Gross realized gains from marketable available-for-sale
  securities                                                  105      -     301      -
Gross realized gains from nonmarketable securities             10    141      14    150
Net (depreciation) / appreciation in SBIC securities         (100)   249      21    255
Write-downs for other-than-temporary impairments in value     (24)  (112)    (58)  (150)
Dividend and other income                                      14     44      62     64
-----------------------------------------------------------------------------------------
Net equity investment securities revenue                        5    322     340    319
-----------------------------------------------------------------------------------------
Total investment securities (loss) / revenue                   (1)   271     284    201
-----------------------------------------------------------------------------------------


9.  OTHER REVENUE AND OTHER EXPENSES
Other revenue

                                                                   Third quarter  Nine months
                                                                 ------------------------------
In millions                                                        2000    1999   2000   1999
-----------------------------------------------------------------------------------------------
Foreign currency hedging gains (a)                                 $129   ($45)  $222   $ 86
Equity earnings in certain affiliates, including related
  goodwill amortization                                              12     (7)    57     31
Reversal of provision / (provision) for credit losses                29     15     (9)   (20)
Other                                                                27     19    159     23
-----------------------------------------------------------------------------------------------
Total other revenue                                                 197   (18)    429    120
-----------------------------------------------------------------------------------------------

(a) Includes gains and losses on hedges of anticipated foreign currency revenues and expenses. These gains and losses are partially offset by the impact of exchange rate movements on reported revenues and expenses over the year.

Other expenses

                                                                  Third quarter  Nine months
                                                                 ------------------------------
In millions                                                        2000    1999   2000   1999
-----------------------------------------------------------------------------------------------
Professional services                                               $39     $32   $132    $83
Marketing and business development                                   54      51    195    136
Other outside services                                               53      50    166    130
Other                                                                 7       8    111     70
-----------------------------------------------------------------------------------------------
Total other expenses                                                153     141    604    419
-----------------------------------------------------------------------------------------------


10.  INVESTMENT IN AMERICAN CENTURY COMPANIES, INC.
In January 1998, we completed the purchase of a 45% economic interest in American Century Companies, Inc. (American Century) for $965 million. American Century is a no-load U.S. mutual fund company selling directly to individuals. The investment is accounted for under the equity method of accounting and recorded in Other assets. The excess of our investment over our share of equity (i.e., goodwill) in American Century was approximately $795 million at the time of purchase. This amount is being amortized on a straight-line basis over a period of 25 years resulting in annual amortization expense of approximately $32 million. As of September 30, 2000 and 1999, goodwill totaled $703 million and $735 million, respectively. Our share of equity income in American Century and the amortization of goodwill related to this investment is recorded in Other revenue. The results of this investment are included in the Asset Management Services segment.

11.  INVESTMENT SECURITIES
DEBT INVESTMENT SECURITIES
The following table presents the gross unrealized gains and losses and a comparison of the cost, along with the fair and carrying value of our available-for-sale debt investment securities as of September 30, 2000. The gross unrealized gains or losses on each debt investment security include the effects of any related hedge. See note 13 for additional detail of gross unrealized gains and losses associated with open derivative contracts used to hedge debt investment securities.

                                                                       Gross          Gross        Fair and
                                                                  unrealized     unrealized        carrying
In millions: September 30, 2000                          Cost          gains         losses           value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury                                         $  339            $ 3           $  1          $  341
U.S. government agency, principally
  mortgage-backed                                      3,015             15            129           2,901
U.S. state and political subdivision                     769             90             16             843
U.S. corporate and bank debt                              10              1              -              11
Foreign government                                       833              -              -             833
Foreign corporate and bank debt                            5              -              1               4
Other                                                    108              9              -             117
-------------------------------------------------------------------------------------------------------------
Total debt investment securities                       5,079            118            147           5,050
-------------------------------------------------------------------------------------------------------------

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

In millions: September 30, 2000                     Marketable           Nonmarketable                    SBIC securities
--------------------------------------------------------------------------------------------------------------------------
Accounting (a)                       Fair value through equity                    Cost        Fair value through earnings
--------------------------------------------------------------------------------------------------------------------------

Cost                                                      $198                    $774                               $303
--------------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                      36                      88                                185
Gross unrealized losses                                   (12)                    (13)                                  -
--------------------------------------------------------------------------------------------------------------------------
Net unrealized gains                                        24 (b)                  75 (c)                            185 (d)
--------------------------------------------------------------------------------------------------------------------------
Fair value                                                 222                     849                                488
--------------------------------------------------------------------------------------------------------------------------
Carrying value on balance sheet                            222                     774                                488
--------------------------------------------------------------------------------------------------------------------------

(a)  See note 1 of our 1999 Annual Report.
(b) Primarily relates to investments in the telecommunications and financial services industries.
(c) Primarily relates to investments in the financial services and basic industries.
(d)  Primarily relates to investments in the telecommunications industry.

12.   TRADING ACCOUNT ASSETS AND LIABILITIES
The following table presents the fair and carrying value of trading account assets and trading account liabilities as of September 30, 2000. It also includes the average balances for the three and nine months ended September 30, 2000.


                                                Carrying value              Average  Balance
                                             -------------------  --------------------------------------
                                                  September 30        Third quarter       Nine months
In millions:                                              2000                 2000              2000
--------------------------------------------------------------------------------------------------------

TRADING ACCOUNT ASSETS
U.S. Treasury                                          $8,283               $6,200            $6,728
U.S. government agency                                 23,116               22,533            19,393
Foreign government                                     33,212               25,661            25,627
Corporate debt and equity                              27,341               26,954            24,419
Other securities                                       12,927               11,224             9,278
Interest rate and currency swaps                       16,273               13,605            15,657
Credit derivatives                                      1,185                  996               780
Foreign exchange contracts                              3,312                3,262             2,967
Interest rate futures and forwards                        182                   35                46
Equity and commodity contracts                          2,999                1,539             3,841
Purchased option contracts                             11,598               19,465            19,146
--------------------------------------------------------------------------------------------------------
                                                      140,428              131,474           127,882
--------------------------------------------------------------------------------------------------------

TRADING ACCOUNT LIABILITIES
U.S. Treasury                                           8,803                9,195             8,443
Foreign government                                     21,872               18,975            16,419
Corporate debt and equity                              10,902               13,829            12,057
Other securities                                        4,074                6,622             5,349
Interest rate and currency swaps                       15,054               11,422            14,211
Credit derivatives                                      1,164                  997               816
Foreign exchange contracts                              1,949                2,640             2,503
Interest rate futures and forwards                        302                   39                29
Equity and commodity contracts                          4,189                1,629             2,920
Written option contracts                               15,228               22,422            21,875
--------------------------------------------------------------------------------------------------------
                                                       83,537              87,770            84,622
--------------------------------------------------------------------------------------------------------

Trade date receivables/payables
Amounts receivable and payable for securities that have not reached their contractual settlement dates in our trading and investing activities are recorded net in the "Consolidated balance sheet." Amounts receivable for securities sold of $42.6 billion were netted against amounts payable for securities purchased of $42.7 billion. This produced a net trade date payable of $100 million, recorded in Accounts payable and accrued expenses as of September 30, 2000.

13.  DERIVATIVES
In general, derivatives are contracts or agreements whose values are derived from changes in interest rates, foreign exchange rates, credit spreads, prices of securities, or financial or commodity indices. The timing of cash receipts and payments for derivatives is generally determined by contractual agreement. Derivatives are either standardized contracts executed on an exchange or privately negotiated contracts. Futures and option contracts are examples of standard exchange-traded derivatives. Forward and swap contracts are examples of privately negotiated derivatives. Privately negotiated derivatives are generally not traded like securities. In the normal course of business, however, they may be terminated or assigned to another counterparty if the original holder agrees. We use derivatives for trading and non-trading purposes. Non-trading purposes are primarily related to our investing activities.

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

Foreign exchange contracts involve an agreement to exchange one country's currency for another at an agreed-upon price and settlement date. Most of the contracts reported in the table below are forward contracts.

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

The following table presents notional amounts for trading and non-trading derivatives, based on management's intent and ongoing usage. A summary of the on-balance-sheet credit exposure, which is represented by the net positive fair value associated with trading derivatives and recorded in Trading account assets, is also included in the following table. Our on-balance-sheet credit exposure of $35.5 billion reflects an $79.9 billion benefit due to the use of legally enforceable master netting agreements in effect as of September 30, 2000.

                                                                                                                On-balance-sheet
In billions: September 30, 2000                                                      Notional amounts           credit exposure
---------------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps:

Trading                                                                                  $4,821.2
  Non-trading  (a)(b)                                                                        31.6
---------------------------------------------------------------------------------------------------------------------------------
  Total interest rate and currency swaps                                                  4,852.8                  $16.2
---------------------------------------------------------------------------------------------------------------------------------
Credit derivatives:
   Trading                                                                                  230.0
   Non-trading  (a)                                                                          30.4
---------------------------------------------------------------------------------------------------------------------------------
   Total credit derivatives                                                                 260.4                    1.2
---------------------------------------------------------------------------------------------------------------------------------
Foreign exchange spot, forward, and futures contracts:
  Trading                                                                                   617.8
  Non-trading  (a)(b)                                                                        22.6
---------------------------------------------------------------------------------------------------------------------------------
  Total foreign exchange spot, forward, and futures contracts                               640.4                    3.3
---------------------------------------------------------------------------------------------------------------------------------
Interest rate futures, forward rate agreements, and debt securities forwards:
  Trading                                                                                   820.1
  Non-trading                                                                                 4.2
---------------------------------------------------------------------------------------------------------------------------------
  Total interest rate futures, forward rate agreements,
     and debt securities forwards                                                           824.3                    0.2
---------------------------------------------------------------------------------------------------------------------------------
Equity and commodity swaps, forward and futures contracts, all trading                      101.5                    3.0
---------------------------------------------------------------------------------------------------------------------------------
Purchased options:  (c)
  Trading                                                                                 1,035.1
  Non-trading  (a)                                                                            2.7
---------------------------------------------------------------------------------------------------------------------------------
  Total purchased options                                                                 1,037.8                   11.6
---------------------------------------------------------------------------------------------------------------------------------
Written options, all trading  (d)                                                         1,184.2
---------------------------------------------------------------------------------------------------------------------------------
Total on-balance-sheet credit exposure                                                                              35.5
---------------------------------------------------------------------------------------------------------------------------------


(a) Derivatives used as hedges of non-trading positions may be transacted with third parties through independently managed J.P. Morgan derivative dealers that function as intermediaries for credit and administrative purposes. In such cases, the terms of the third-party transaction - notional, duration, currency, etc. - are matched with the terms of the internal trade to ensure the hedged risk has been offset with a third party. If such terms are not matched or a third-party trade is not transacted, the intercompany trade is eliminated in consolidation.

(b) The notional amounts of derivative contracts used for non-trading purposes, conducted in the foreign exchange markets, primarily forward contracts, amounted to $27.7 billion at September 30, 2000, and were primarily denominated in the following currencies: Japanese yen $8.1 billion, Euro $8.0 billion, Swiss franc $3.0 billion, French franc $3.0 billion, and Canadian dollar $1.8 billion.

(c) At September 30, 2000, purchased options used for trading purposes included $744.1 billion of interest rate options, $97.9 billion of foreign exchange options, and $193.1 billion of commodity and equity options. Options used for non-trading purposes are primarily interest rate options. Purchased options executed on an exchange amounted to $179.4 billion and those negotiated over-the-counter amounted to $858.4 billion at September 30, 2000.

(d) At September 30, 2000, written options included $894.8 billion of interest rate options, $98.4 billion of foreign exchange options, and $191.0 billion of commodity and equity options. Written option contracts executed on an exchange amounted to $217.5 billion and those negotiated over-the-counter amounted to $966.7 billion at September 30, 2000.

Derivatives are used to hedge or modify the interest rate characteristics of debt investment securities, loans, deposits, other liabilities for borrowed money, long-term debt, and other financial assets and liabilities. Net unrealized losses associated with such derivatives contracts amounted to approximately $100 million as of September 30, 2000. Gross unrealized gains and gross unrealized losses associated with open derivatives contracts used for these purposes as of September 30, 2000, are presented in the following table. Such amounts primarily relate to interest rate and currency swaps used to hedge or modify the interest rate characteristics of long-term debt; debt investment securities, principally mortgage-backed securities; deposits; and other financial instruments.

                                           Gross            Gross               Net
                                      unrealized       unrealized        unrealized
In billions: September 30, 2000            gains         (losses)    gains (losses)
------------------------------------------------------------------------------------
Long-term debt                             $0.2          ($0.4)           ($0.2)
Debt investment securities                   --           (0.1)            (0.1)
Deposits                                    0.1            (--)             0.1
Other financial instruments                 0.1            (--)             0.1
------------------------------------------------------------------------------------
Total                                       0.4           (0.5)            (0.1)
------------------------------------------------------------------------------------


14.  LOANS
Included in Loans are loans held for sale of approximately $3.0 billion at September 30, 2000. These loans are recorded on the balance sheet at lower of cost or fair value and are primarily to borrowers in the U.S. in various industries.

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

The following table summarizes the contractual amount of credit-related instruments as of September 30.

In billions: September 30, 2000
----------------------------------------------------------
Commitments to extend credit                        $69.6
Standby letters of credit and
  guarantees                                         15.5
----------------------------------------------------------
Total lending commitments                            85.1
----------------------------------------------------------

We also have securities lending indemnifications associated with our Euroclear-related activities of $10.2 billion as of September 30, 2000. As of September 30, 2000, J.P. Morgan held cash and other collateral in full support of these securities lending indemnifications.

PURCHASE OF CREDIT PROTECTION
Since December 1997, we have entered into three Synthetic Collateralized Loan Obligations that have allowed us to reduce the credit risk on a portfolio of counterparties totaling approximately $20 billion in notional amount. This reduction was accomplished using credit default swaps, which transferred the credit risk into the capital markets. The structures provide protection on all exposures to a referenced counterparty. We have retained the first risk of loss equity tranche in these transactions totaling $195 million. As a result of these structures, we were able to reduce economic capital by approximately $477 million as of September 30, 2000. These structures have also allowed us to reduce our risk-adjusted assets by approximately $2.5 billion as of September 30, 2000, thereby increasing our Tier I and Total risk-based capital ratios by 15 basis points (0.15%) and 20 basis points (0.20%), respectively. As of September 30, 2000, these transactions have allowed us to shift the credit risk associated with $11.6 billion of diversified exposure on our balance sheet - as described in the following table - to what we believe is equivalent to AAA+ quality. The decrease from the original $20 billion notional amount reflects the settlement of certain underlying counterparty exposures.

Counterparty rating         Notional exposure
----------------------------------------------
AAA                                   $   569
AA                                      1,860
A                                       5,975
BBB                                     2,694
BB                                        485
B                                          25
CCC and below                              10
----------------------------------------------
Total                                  11,618
----------------------------------------------


The notional exposures in the above table are diversified by counterparty in the following industries: banks - $1,139 million; nonbank financial institutions - $1,873 million; governments - $410 million; commercial and industrial - $3,217 million; cyclical $2,724 million; and non-cyclical - $2,255 million. North American counterparties are approximately 65% of the portfolio, European counterparties comprise 20% of the portfolio and the remaining 15% of the portfolio are Asia/Pacific counterparties.

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

BEFORE BENEFIT OF PURCHASED CREDIT PROTECTION:

                                                North America       Europe       Asia Pacific       Latin America         Total
                                             ------------------- ------------  -----------------  ------------------  -------------
Banks                                                    $3,390      $10,744             $1,651                 $ 51       $15,836
Non-Bank Financial Institutions                          25,228        6,670              1,086                    2        32,986
Governments                                               9,569        2,000                419                  408        12,396
Cyclicals                                                20,884        4,559              1,358                   77        26,878
Non-Cyclicals                                             7,800        5,736                163                  140        13,839
Other (Basic Materials, Healthcare, Utility)             18,030        4,487                563                  508        23,588
-----------------------------------------------------------------------------------------------------------------------------------
                                                         84,901       34,196              5,240                1,186       125,523
-----------------------------------------------------------------------------------------------------------------------------------

AFTER BENEFIT OF PURCHASED CREDIT PROTECTION:

                                                North America        Europe       Asia Pacific       Latin America        Total
                                              ------------------  ------------  -----------------  ------------------ -------------
Banks                                                   $3,079       $10,290             $1,277                 $ 51       $14,697
Non-Bank Financial Institutions  (a)                    35,276         6,442              1,011                    2        42,731
Governments                                              9,313         1,847                419                  408        11,987
Cyclicals                                               18,815         4,020              1,241                   77        24,153
Non-Cyclicals                                            5,790         5,494                159                  140        11,583
Other (Basic Materials, Healthcare, Utility)            15,472         3,964                470                  466        20,372
-----------------------------------------------------------------------------------------------------------------------------------
                                                        87,745        32,057              4,577                1,144       125,523
-----------------------------------------------------------------------------------------------------------------------------------

(a) The effect of the synthetic CLOs was a shift in exposure from different regions and industries to a single, North American, non-bank financial institutions counterparty.

16.  IMPAIRED LOANS
Total impaired loans, organized by the location of the counterparty - net of charge-offs - at September 30, 2000 are presented in the following table.

-------------------------------------------------------------------

In millions: September 30
-------------------------------------------------------------------
COUNTERPARTIES IN THE U.S.
Commercial and industrial                                     $ 20
Other                                                            6
-------------------------------------------------------------------
                                                                26
-------------------------------------------------------------------
COUNTERPARTIES OUTSIDE THE U.S.
Commercial and industrial                                       93
Other                                                            9
-------------------------------------------------------------------
                                                               102
-------------------------------------------------------------------
TOTAL IMPAIRED LOANS                                           128
-------------------------------------------------------------------
Allowance for impaired loans                                    71
-------------------------------------------------------------------

Impaired loans for which no SFAS No. 114 reserve was deemed necessary were $18 million as of September 30, 2000. As of September 30, 2000, approximately 50% of impaired loans were measured using the present value of future cash flows, 30% of impaired loans were measured for impairment using observable market prices, and the remainder using the fair value of collateral.

The following table presents an analysis of the changes in impaired loans.

------------------------------------------------------------------------------------
                                                     Third quarter      Nine months
In millions                                                   2000             2000
------------------------------------------------------------------------------------
IMPAIRED LOANS, BEGINNING PERIOD                              $140              $77
------------------------------------------------------------------------------------
Additions to impaired loans                                      8               86
Less:
  Repayments of principal, net of additional advances           (3)              (5)
  Impaired loans returning to accrual status                     -                -
  Charge-offs:
     Commercial and industrial                                 (11)             (11)
     Other, primarily other financial institutions               -               (6)
  Interest and other credits                                    (6)             (13)
------------------------------------------------------------------------------------
IMPAIRED LOANS, SEPTEMBER 30                                   128              128
------------------------------------------------------------------------------------


An analysis of the effect of impaired loans - net of charge-offs - on interest revenue for the three and nine months ended September 30, 2000 is presented in the following table.

-------------------------------------------------------------------------------------
                                                      Third quarter      Nine months
In millions                                                    2000             2000
-------------------------------------------------------------------------------------
Interest revenue that would have been recorded if
  accruing                                                       $1               $9
Net interest revenue recorded related to the
  current period                                                  -                -
-------------------------------------------------------------------------------------
Negative impact of impaired loans on interest
  revenue                                                         1                9
-------------------------------------------------------------------------------------


For the three and nine months ended September 30, 2000, the average recorded investments in impaired loans was $129 million and $117 million, respectively. As of September 30, 2000, loans of $64 million were over 90 days past due (principal or interest) and still accruing interest, but not considered impaired. Lending commitments to counterparties considered impaired totaled $58 million at September 30, 2000.

17.  ALLOWANCES FOR CREDIT LOSSES
The following table summarizes the activity of our allowance for loan losses.

------------------------------------------------------------------------------------------------------------------
                                                                            Third quarter             Nine months
In millions                                                                          2000                    2000
------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                                                    $283                    $281
------------------------------------------------------------------------------------------------------------------
(Reversal of provision) for loan losses in the U.S.                                    (3)                    (46)
(Reversal of provision) / provision for loan losses outside the U.S.                   (4)                     35
------------------------------------------------------------------------------------------------------------------
                                                                                       (7)                    (11)
------------------------------------------------------------------------------------------------------------------
Recoveries:
    Counterparties in the U.S.                                                          -                       -
    Counterparties outside the U.S.                                                     -                      12
------------------------------------------------------------------------------------------------------------------
                                                                                        -                      12
------------------------------------------------------------------------------------------------------------------
Charge-offs (a):
     Counterparties in the U.S., primarily healthcare institutions                    (18)                    (24)
     Counterparties outside the U.S.:
          Commercial and industrial                                                     -                       -
          Banks                                                                         -                       -
          Other                                                                         -                       -
------------------------------------------------------------------------------------------------------------------
Net (charge-offs)                                                                     (18)                    (12)
------------------------------------------------------------------------------------------------------------------
ENDING BALANCE, SEPTEMBER 30                                                          258                     258
------------------------------------------------------------------------------------------------------------------

(a) Charge-offs include losses on loan sales of $6 million for the three and nine months ended September 30, 2000.

The following table displays our allowance for loan losses by component as of September 30, 2000.

In millions
--------------------------------------------------------------------
Specific counterparty components in the U.S.                  $   6
Specific counterparty components outside the U.S.                65
--------------------------------------------------------------------
Total specific counterparty                                      71
Expected loss                                                   187
--------------------------------------------------------------------
Total                                                           258
--------------------------------------------------------------------

The following table summarizes the activity of our allowance for credit losses on lending commitments.

--------------------------------------------------------------------------------------------------------------
                                                                          Third quarter           Nine months
In millions                                                                        2000                  2000
--------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE                                                                  $163                  $125
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
(Reversal of provision)/provision for credit losses in the U.S.                     (29)                   17
(Reversal of provision) for credit losses outside the U.S.                            -                    (8)
--------------------------------------------------------------------------------------------------------------
                                                                                    (29)                    9
--------------------------------------------------------------------------------------------------------------
ENDING BALANCE, SEPTEMBER 30                                                        134                   134
--------------------------------------------------------------------------------------------------------------

The following table displays our allowance for credit losses on lending commitments by component as of September 30, 2000.

In millions
--------------------------------------------------------------------------------
Specific counterparty components in the U.S.                               $  2
Specific counterparty components outside the U.S.                             4
--------------------------------------------------------------------------------
Total specific counterparty                                                   6
Expected loss                                                               128
--------------------------------------------------------------------------------
Total                                                                       134
--------------------------------------------------------------------------------

18.  INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2000 was 28% and 33%, respectively. The effective tax rate for the three and nine months ended September 30, 1999 was 31% and 34%, respectively. The income tax expense / (benefit) related to net realized gains / (losses) and write-downs for other-than-temporary impairments in value on debt and equity investment securities, excluding securities in SBICs, was approximately $32 million and $72 million for the three and nine months ended September 30, 2000, compared to ($9) million and ($48) million for the three and nine months ended September 30, 1999. The applicable tax rate used to compute the income tax expense / (benefit) related to net gains / (losses) on debt and equity investment securities for the three and nine months ended September 30, 2000 was approximately 38% and 36%, respectively.

19.  CAPITAL REQUIREMENTS
J.P. Morgan, its subsidiaries, and certain foreign branches of its bank subsidiary Morgan Guaranty Trust Company of New York are subject to regulatory capital requirements of U.S. and foreign regulators. Our primary federal banking regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board), establishes minimum capital requirements for J.P. Morgan, the consolidated bank holding company, and some of our subsidiaries, including Morgan Guaranty. These requirements ensure that banks and bank holding companies meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under generally accepted accounting principles. Failure to meet these requirements can result in actions by regulators that could have a direct material impact on our financial statements. The capital of J.P. Morgan and our principal subsidiaries, Morgan Guaranty and J.P. Morgan Securities Inc. (JPMSI), exceeded the minimum requirements set by each regulator as of September 30, 2000.

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

Capital ratios and amounts
The following tables show the risk-based capital and leverage ratios and amounts for J.P. Morgan and Morgan Guaranty as of September 30, 2000.

Dollars in millions                                            Amounts              Ratios(b)
----------------------------------------------------------------------------------------------
Tier 1 capital(a)
   J.P. Morgan                                                 $12,101                    8.6%
   Morgan Guaranty                                              10,769                    9.0
----------------------------------------------------------------------------------------------
Total risk-based capital(a)
   J.P. Morgan                                                 $16,960                   12.0%
   Morgan Guaranty                                              13,860                   11.6
----------------------------------------------------------------------------------------------
Leverage
   J.P. Morgan                                                                            4.5%
   Morgan Guaranty                                                                        6.2
----------------------------------------------------------------------------------------------

(a) For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum tier 1 capital of $5.6 billion and $4.8 billion, respectively. For capital adequacy purposes, J.P. Morgan and Morgan Guaranty required minimum total risk-based capital of $11.3 billion and $9.6 billion, respectively.

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

At September 30, 2000, the ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards required for a well capitalized bank holding company and bank, respectively. Management is aware of no conditions or events that have occurred since September 30, 2000, that would change J.P. Morgan's and Morgan Guaranty's well capitalized status.

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

The following table presents the computation of basic and diluted EPS for the three and nine months ended September 30, 2000 and 1999.

                                                         Third quarter                   Nine months
                                               -----------------------------    -------------------------
Dollars in millions, except share data               2000            1999             2000        1999
---------------------------------------------------------------------------------------------------------
Net income                                           $514            $442           $1,684      $1,546
Preferred stock dividends and other                   (11)             (9)             (29)        (27)
---------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings
     per share - income available to
     common stockholders                             $503            $433           $1,655      $1,519
---------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share -
     Weighted-average shares                  169,246,855     181,511,850      171,685,117 182,405,166
Effect of dilutive securities:
     Options (a)                                5,100,992       5,191,290(b)     4,359,690   5,207,112(b)
     Other stock awards (c)                     7,131,038       7,968,493        6,888,326   8,252,293
---------------------------------------------------------------------------------------------------------
                                               12,232,030      13,159,783       11,248,016  13,459,405
---------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
     Weighted-average number of common
     shares and dilutive potential common
     shares                                   181,478,885     194,671,633      182,933,133  195,864,571
---------------------------------------------------------------------------------------------------------
Basic earnings per share                            $2.97           $2.39            $9.64       $8.33
Diluted earnings per share                           2.77            2.22             9.05        7.76
---------------------------------------------------------------------------------------------------------

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

21.  COMMITMENTS AND CONTINGENT LIABILITIES
Excluding mortgaged properties, assets on our "Consolidated balance sheet" of approximately $124.4 billion at September 30, 2000, were pledged as collateral for borrowings, to qualify for fiduciary powers, to secure public monies as required by law, and for other purposes.

At September 30, 2000 we had commitments to enter into future resale and repurchase agreements totaling $3.7 billion and $1.9 billion, respectively.

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

The results for the three and nine months ended September 30, 2000 and 1999 were distributed among domestic and international operations, as presented in the following table.

------------------------------------------------------------------------------------------------------------------------------
                                                                                             Income
                                                                                Pretax          tax              Net
                                                    Total            Total      income/    expense/          income/
In millions                                    revenues(a)        expenses      (loss)    (benefit)           (loss)
------------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 2000
Europe  (b)                                     $    1,055        $    618      $  437       $  177           $  260
Asia-Pacific                                           291             228          63           26               37
Latin America  (c)                                      97              86          11            4                7
------------------------------------------------------------------------------------------------------------------------------
Total international operations                       1,443             932         511          207              304
Domestic operations  (d)                               879             677         202           (8)             210
------------------------------------------------------------------------------------------------------------------------------
Total                                                2,322(e)        1,609         713          199              514
------------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER 1999
Europe  (b)                                            613             438         175           71              104
Asia-Pacific                                            25             140        (115)         (47)             (68)
Latin America  (c)                                      37             164        (127)         (51)             (76)
------------------------------------------------------------------------------------------------------------------------------
Total international operations                         675             742         (67)         (27)             (40)
Domestic operations  (d)                             1,310             599         711          229              482
------------------------------------------------------------------------------------------------------------------------------
Total                                                1,985(f)        1,341         644          202              442
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS 2000
Europe  (b)                                          2,861           1,518       1,343          544              799
Asia-Pacific                                           796             525         271          110              161
Latin America  (c)                                     288             255          33           13               20
------------------------------------------------------------------------------------------------------------------------------
Total international operations                       3,945           2,298       1,647          667              980
Domestic operations  (d)                             3,692           2,826         866          162              704
------------------------------------------------------------------------------------------------------------------------------
Total                                                7,637(g)        5,124       2,513          829            1,684
------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS 1999
Europe  (b)                                          2,527           1,377       1,150          466              684
Asia-Pacific                                           322             416         (94)         (38)             (56)
Latin America  (c)                                     869             380         489          198              291
------------------------------------------------------------------------------------------------------------------------------
Total international operations                       3,718           2,173       1,545          626              919
Domestic operations  (d)                             2,949           2,152         797          170              627
------------------------------------------------------------------------------------------------------------------------------
Total                                                6,667(h)        4,325       2,342          796            1,546
------------------------------------------------------------------------------------------------------------------------------

(a)  Includes net interest revenue and noninterest revenues.
(b)  Includes the Middle East and Africa.
(c)  Includes Mexico, Central America, and South America.
(d) Includes the United States, Canada, and the Caribbean. Total revenues and expenses relate substantially to United States operations.
(e) For the three months ended September 30, 2000, revenues include a net reversal of provision for credit losses of ($36) million, which was recorded as follows: ($4) million in Europe, and ($32) million in Domestic operations.
(f) For the three months ended September 30, 1999, revenues include a net reversal of provision for credit losses of ($60) million, which was recorded as follows: ($32) million in Europe, ($32) million in Asia Pacific, ($13) million in Latin America, and $17 million in Domestic operations.
(g) For the nine months ended September 30, 2000, revenues include a net reversal of provision for credit losses of ($2) million which was recorded as follows: $27 million in Europe, and ($29) million in Domestic operations.
(h) For the nine months ended September 30, 1999, revenues include a net reversal of provision for credit losses of ($130) million which was recorded as follows: ($22) million in Europe, ($70) million in Asia Pacific, ($41) million in Latin America, and $3 million in Domestic operations.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

J.P. Morgan reported third quarter net income of $514 million, up from $442 million in the third quarter of 1999. Earnings per share were $2.77, an increase of 25% from $2.22 a year ago. Return on common equity was 18% in the quarter compared with 16% in the third quarter of 1999.

Net income for the first nine months of 2000 was $1.684 billion compared with $1.546 billion in the same period a year ago. Earnings per share were $9.05 compared with $7.76, an increase of 17%. Return on common equity increased to 20% from 19% in the first nine months of 1999.

MERGER ANNOUNCEMENT
On September 13, 2000, The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated announced that they have agreed to merge. The merged firm will be named J.P. Morgan Chase & Co. The transaction is expected to be accounted for as a pooling of interests and to be tax-free to J.P. Morgan and Chase stockholders. The deal is expected to close by the end of the first quarter of 2001 and is subject to approval by shareholders of both companies, as well as by U.S. Federal and state and foreign regulatory authorities.

OTHER HIGHLIGHTS FOR THE THIRD QUARTER:
- Economic value added (EVA) was $227 million, an increase of 170% over the prior year's quarter
-    Revenues of $2.322 billion rose 17% from a year ago
-    Asset Management Services revenues rose 11% on strength in private banking
- Investment Banking revenues increased 16% on growth in capital raising and advisory fees
- Combined revenues in Equities, Interest Rate Markets, and Credit Markets increased $222 million
- Proprietary Positioning revenues of $310 million were strong while Equity Investment revenues of $14 million reflected weakness in the telecommunications sector
-    Expenses of $1.609 billion increased 20%

SEGMENT RESULTS
Asset Management Services revenues in the third quarter were $390 million, an increase of 11% over the prior-year period. Private banking revenues were the primary driver of the increase. Revenues from institutional investment management and our equity investment in American Century also rose. Assets under management grew 15% from a year ago to approximately $373 billion at September 30, 2000. This excludes $114 billion of assets under management at American Century, in which we have a 45% interest.

Investment Banking revenues were $426 million in the quarter, up $60 million from the year-ago quarter. Advisory, capital raising, and derivatives origination activities contributed to the increase. For the first nine months of 2000, Thomson Financial Securities Data ranked J.P. Morgan sixth in completed worldwide mergers and acquisitions, with a market share of 16.2%. This compares with a rank of sixth for the 1999 nine months and a share of 13.1%. We ranked sixth among U.S. lead equity underwriters with a market share of 4.3%, compared with sixth and a market share of 5.5% in the 1999 year-to-date period.

Equities revenues increased 78% to $448 million over the prior-year quarter, with equity derivatives the largest contributor to this sector. Revenues from equity derivatives doubled, reflecting sharply higher trading gains across all regions as well as increased client demand, particularly in Europe. Cash equities increased more than 50% on higher volumes in both the U.S. and Europe.

Interest Rate and Currency Markets revenues increased 33% to $426 million over the prior-year quarter because of significantly improved derivatives trading results, primarily in Europe. In the year-ago quarter we had very weak trading results, mainly associated with European markets. Compared to the prior year's quarter, client flows were weaker across most interest rate and currency markets.

Credit Markets revenues were $346 million, down 19% from the prior-year period. While revenues from activities in debt capital markets, structured finance, and Latin America rose, this increase was more than offset by lower revenues from managing our credit risk portfolio. This quarter we recognized valuation gains from improved credit quality in our portfolio, although a lower amount than in last year's quarter, and we recorded mark-to-market losses of approximately $100 million on an equity position taken in a debt restructuring.

Equity Investments revenues were $14 million in the third quarter. The results included realized gains of $118 million on investments in the financial services sector, offset by a reduction of approximately $100 million in unrealized market appreciation, primarily associated with an investment in the telecommunications industry. In the third quarter of 1999, reported revenues were $341 million, mainly as a result of an increase in unrealized appreciation in the portfolio.

Proprietary Positioning revenues were $310 million in the third quarter. Total return - reported revenues and the change in net unrealized value - was $337 million. Proprietary Positioning returns were driven by excellent results in our fixed income and equity relative value portfolios in the U.S. and Europe. In the year-ago quarter Proprietary Positioning revenues were $6 million and total return was a loss of $110 million. The weakness in the year-ago quarter resulted from significant losses in our U.S. government agency investment and Asian portfolios, where we have significantly reduced risk.


FINANCIAL REVIEW

REVENUES
Revenues were $2.322 billion in the third quarter of 2000, up 17% from the 1999 period. For the first nine months of 2000 revenues were $7.637 billion compared to $6.667 billion for the year-ago period, an increase of 15%.

Before loan loss provisions, net interest revenues in the third quarter of 2000 were $350 million compared to $389 million in the year-ago quarter. This decrease primarily reflected lower net interest revenues from activities in our Credit Markets and Interest Rate and Currency Markets segments. Excluding loan loss provisions, year-to-date net interest revenues were $1.182 billion for the first nine months of 2000 compared to $1.203 billion in the year ago period. Loss provisions for the third quarter of 2000 were negative $7 million reflecting improvement in the credit quality of our portfolio. This compares to loan loss provisions of negative $45 million in the third quarter of 1999 which reflected ongoing improvements in the credit markets and the lowering of certain emerging markets exposures in our traditional credit portfolio. For the first nine months of 2000 and 1999, loan loss provisions were negative $11 million and $150 million, respectively. The 1999 negative provision of $150 million was taken in light of better credit market conditions, especially in emerging markets and reduced credit risk exposures.

Total trading revenues were $852 million in the third quarter of 2000 compared with $424 million a year-ago. The significant increase reflected strong results across our activities in equity and interest rate derivatives and from trading for our own account. These results were partially offset by lower revenues from foreign exchange markets. Trading revenues for the first nine months of 2000 were $2.708 billion versus $2.361 billion in the corresponding period in 1999.

Advisory and underwriting fees were $400 million in the third quarter of 2000 compared to $398 million for the prior year period. Higher revenues from equity and debt underwriting offset slightly lower advisory fees. For the first nine months of 2000, Thomson Financial Securities Data ranked J.P. Morgan sixth in completed mergers and acquisitions worldwide, with a market share of 16.2%. For the nine months ended September 30, 2000, advisory and underwriting fees were $1.411 billion compared to $1.245 billion in the year-ago period.

Investment management fees increased to $284 million in the 2000 third quarter from $270 million a year-ago. The increase was primarily driven by higher revenues from private banking clients. Assets under management were approximately $373 billion at September 30, 2000, compared with $325 billion a year ago. Investment management fees were $863 million for the first nine months of 2000, an increase of 11% from the prior year.

Fees and commissions were $233 million, up 13% from the year-ago quarter driven by higher equity brokerage commissions. For the year-to-date, fees and commissions were $749 million compared to $611 million in the same 1999 period.

Investment securities revenues were negative $1 million in the third quarter of 2000. This reflected gains of $118 million on investments in the financial services sector, offset by a reduction of approximately $100 million in unrealized market appreciation, primarily associated with an investment in the telecommunications industry and other write-downs. The current quarter results compare with investment securities revenues of $271 million in the third quarter of 1999, primarily reflecting gains from investments in the cable television and telecommunications industries. Investment securities revenues were $284 million in the first nine months of 2000, compared with $201 million in 1999.

Other revenues were $197 million in the third quarter of 2000, compared with a loss of $18 million a year earlier. The higher revenues were driven primarily by increased gains on hedges of anticipated foreign currency revenues. These gains were partially offset by the impact of exchange rate movements on reported revenues and expenses. For the first nine months of 2000, other revenues were $429 million versus $120 million in 1999.

OPERATING EXPENSES
Operating expenses for the third quarter of 2000 were $1.609 billion compared with $1.341 billion in the prior-year quarter, an increase of 20%. Compensation expenses, the primary driver of the increase, rose because of higher performance-driven compensation and new hires, primarily in Investment Banking, Equities, and our corporate e-finance initiatives. The firm's efficiency ratio was 69% for the quarter and 67% for the year to date.

Operating expenses for the first nine months of 2000 were $5.124 billion compared to $4.325 billion for the first nine months of last year.

At September 30, 2000, staff totaled 17,044 employees, compared with 15,988 at June 30, 2000 and 15,287 employees at September 30, 1999.

Income-tax expenses in the third quarter totaled $199 million compared with $202 million in the year-earlier quarter and $277 million for the June 2000 quarter. The effective tax rate was 28% in the quarter versus 31% in last year's quarter and 34% for the second quarter of 2000, reflecting a favorable change in our mix of income. Income tax expenses for the first nine months of 2000 were $829 million based on an effective rate of 33% compared to $796 million and an effective rate of 34% for the same period a year ago.

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

Required versus available capital
J.P. Morgan's total required economic capital is compared with available capital to evaluate overall capital utilization. It is our policy to maintain an appropriate excess of capital to provide for growth and as additional protection against losses. The following table compares average required versus available capital for the periods ended September 30, 2000 and December 31, 1999, respectively.



                                                            Nine months ended          Twelve months ended
Average (billions)                                         September 30, 2000            December 31, 1999
-----------------------------------------------------------------------------------------------------------
Common stockholder's equity                                             $10.9                        $11.0
Preferred stock, excluding variable                                       0.4                          0.4
Trust preferred securities                                                1.2                          1.2
Other adjustments                                                        (0.1)                        (0.1)
-----------------------------------------------------------------------------------------------------------
Total available capital                                                  12.4                         12.5
-----------------------------------------------------------------------------------------------------------
Required economic capital:
     Credit Markets                                                       3.9                          4.1
     Interest Rate and Currency Markets                                   1.7                          2.0
     Equity Investments                                                   1.7                          1.5
     Equities                                                             0.7                          0.7
     Investment Banking                                                   0.7                          0.4
     Asset Management Services                                            0.6                          0.6
     Proprietary Positioning                                              0.4                          1.8
-----------------------------------------------------------------------------------------------------------
     Total business segments                                              9.7                         11.1
     Corporate                                                            1.3                          1.5
     Diversification                                                     (2.5)                        (2.7)
-----------------------------------------------------------------------------------------------------------
Total required economic capital                                           8.5                          9.9
-----------------------------------------------------------------------------------------------------------
Excess available capital                                                  3.9                          2.6
-----------------------------------------------------------------------------------------------------------




It is our policy to maintain an appropriate excess of capital to provide for growth and as additional protection against losses. Excess available capital averaged $3.9 billion in the nine-month period compared with $2.6 billion for the 1999 full year, primarily reflecting lower economic capital requirements in our Proprietary Positioning segment as we continued to reduce risk. This decrease was partially offset by higher average economic capital requirements of our Equity Investments segment reflecting net new investments and appreciation.

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

VULNERABILITY IDENTIFICATION
In 1999, we introduced vulnerability identification (VID) as a discipline to highlight material risks which may or may not be captured by measures such as DEaR. The discipline systemically captures potential "worst-case" losses identified by traders and other risk takers. Once identified, these losses - or VIDs - may be quantified through specific stress tests and assist senior management in focusing on specific risks.

MARKET RISK PROFILES

DEAR
===============================================================================================================================
                                                  Trading                            Investing                        Aggregate
                        ----------------------------------      -------------------------------    -----------------------------
                          September 30        December 31         September 30     December 31       September 30   December 31
In millions                       2000               1999                 2000            1999               2000          1999
-------------------------------------------------------------------------------------------------------------------------------
Period end                          $31(a)            $29 (a)               $2             $ 9                $31           $26
-------------------------------------------------------------------------------------------------------------------------------
12 month average                    25                 29                    8              26                 30            42
-------------------------------------------------------------------------------------------------------------------------------



 (a) This includes, before diversification benefits, derivatives credit risk DEaR of $12 million at September 30, 2000 and December 31, 1999.

CREDIT EXPOSURES

The following section provides detailed information regarding the firm's significant credit exposures.

Credit exposure and related economic capital
================================================================   ==========================================================
                                                 Sept. 30, 2000                  Dec. 31, 1999              Economic capital
                                   -----------------------------   ----------------------------  ----------------------------
                                       Carrying            Fair      Carrying             Fair     Sept. 30          Dec. 31
IN BILLIONS                               value           value         value            value         2000             1999
----------------------------------------------------------------   ----------------------------  ----------------------------
Derivatives                               $35.5(a)        $35.5         $43.7(a)         $43.7       $1.0               $0.9
Loans and lending commitments              26.6(b)         26.5          26.4(b)          26.5        1.4                1.8
----------------------------------------------------------------   ----------------------------  ----------------------------
Total credit exposures(c)                  62.1            62.0          70.1             70.2        2.4                2.7
----------------------------------------------------------------   ----------------------------  ----------------------------

(a) Carried at fair value on the balance sheet with changes in fair value recorded in the income statement. Includes credit valuation adjustment as of September 30, 2000 and December 31, 1999 of $617 million and $670 million, respectively.
(b) Amount net of allowances for credit losses of $392 million as of September 30, 2000 and $406 million as of December 31, 1999. Carrying value excludes the notional value of lending commitments, which are off-balance-sheet instruments.
(c) Substantially all credit risk related to derivatives, loans, and lending commitment exposures are managed by the Credit Markets segment. Economic capital includes the impact of purchased credit protection and other credit risk hedges.


Credit exposure before and after collateral
====================================================================================================================
                                                    Sept. 30, 2000                                   Dec. 31, 1999
                            ----------------------------------------        ----------------------------------------
                                                      Net exposure                                    Net exposure
                                      Gross                  after                   Gross                   after
IN BILLIONS                        exposure           collateral(b)               exposure           collateral(b)
--------------------------------------------------------------------        ----------------------------------------
Derivatives                           $35.5(a)             $30.2(a)                $43.7(a)                $37.7(a)
Loans (c)                              27.0                 18.8                    26.8                    18.9
Lending commitments (c)                85.1                 83.7                    83.1                    82.3
--------------------------------------------------------------------------------------------------------------------


(a) Includes the benefit of master netting agreements of $79.9 billion and $94.0 billion as of September 30, 2000 and December 31, 1999, respectively.
(b) Collateral held consisting of highly rated liquid securities (U.S. government securities) and cash was as follows: derivatives - $5.3 billion (September 2000) and $6 billion (December 1999); loans - $8.2 billion (September 2000) and $7.9 billion (December 1999); and lending commitments
     - $1.4 billion (September 2000) and $0.8 billion (December 1999).
(c)  Before allowance for credit losses.

Counterparty credit quality and economic capital (September 30, 2000)
===============================================================================

                                           Loans and
                                            lending
                       Derivatives        commitments         Economic capital
                      -------------    ------------------    ------------------
                                                              (a) (b) (c) (d)
                                                                In billions

AAA / AA                        52%                   42%                $0.4
A                               34                    31                  0.5
BBB                              9                    16                  0.5
BB                               4                     8                  0.7
B                                1                     2                  0.2
CCC and below                    -                     1                  0.1
-------------------------------------------------------------------------------
                                100%                  100%                2.4
-------------------------------------------------------------------------------

(a) Reflects economic capital after the benefits of master netting agreements, collateral, single name credit default swaps, and synthetic CLOs.
(b) Economic capital for the senior and junior (first loss) positions in synthetic CLOs equaled $55 million and $195 million, respectively. The senior position in these transactions is reflected in the AAA / AA category. The junior position is reflected in the CCC and below category.
(c)  Synthetic CLOs reduced economic capital by approximately $477 million.
(d) Our economic capital model incorporates as an offsetting exposure credit protection we have purchased for certain counterparties where there may be no underlying exposure.

Estimated percentages of credit exposures by counterparty credit rating (as set forth in the table above) are based on internal credit ratings. Ratings of AAA, AA, A and BBB represent investment-grade ratings and are analogous to those of public rating agencies in the United States. Credit exposures reflect the benefits of master netting agreements, collateral, and purchased credit protection (i.e. credit derivatives).

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

IMPAIRED LOANS
The following table presents impaired loans, net of charge-offs, as of September 30, 2000, June 30, 2000 and December 31, 1999.

=====================================================================================================
In millions                     September 30, 2000           June 30, 2000         December 31, 1999
-----------------------------------------------------------------------------------------------------
Commercial and industrial                     $113                    $122                       $54
Other                                           15                      18                        23
-----------------------------------------------------------------------------------------------------
Total impaired loans                           128                     140                        77
-----------------------------------------------------------------------------------------------------

Impaired loans were $128 million as of September 30, 2000 versus $140 million at June 30, 2000. The decrease of $12 million primarily relates to an exposure to one U.S. counterparty in the chemical industry, which was sold during the quarter.

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

The following table summarizes the activity of our allowances for credit losses for the three and nine months ended September 30, 2000 and 1999, respectively.

==========================================================================================================
                                                                                 ALLOWANCE FOR CREDIT
                                                                                   LOSSES ON LENDING
                                                 ALLOWANCE FOR LOAN LOSSES            COMMITMENTS
----------------------------------------------------------------------------------------------------------
                                                        Third        Third            Third         Third
                                                      quarter      quarter          quarter       quarter
In millions                                              2000         1999             2000          1999
----------------------------------------------------------------------------------------------------------
Balance, July 1                                          $283         $335             $163          $160
----------------------------------------------------------------------------------------------------------
Provision for credit losses                                 -            -                -             -
Reversal of provision for credit losses                    (7)         (45)             (29)          (15)
----------------------------------------------------------------------------------------------------------
Recoveries                                                  -           17                -             -
Charge-offs:
      Commercial and industrial                            (5)          (6)               -             -
      Other, primarily healthcare
         institutions in 2000                             (13)           -                -             -
----------------------------------------------------------------------------------------------------------
Net (charge-offs) / recoveries                            (18)          11                -             -
----------------------------------------------------------------------------------------------------------
Balance, September 30                                     258          301              134           145
==========================================================================================================
                                                                                 ALLOWANCE FOR CREDIT
                                                                                   LOSSES ON LENDING
                                                 ALLOWANCE FOR LOAN LOSSES            COMMITMENTS
----------------------------------------------------------------------------------------------------------
                                                         Nine         Nine             Nine          Nine
                                                       months       months           months        months
In millions                                              2000         1999             2000          1999
----------------------------------------------------------------------------------------------------------
Balance, January 1                                       $281         $470             $125          $125
----------------------------------------------------------------------------------------------------------
Provision for credit losses                                 -            -                9            20
Reversal of provision for credit losses                   (11)        (150)               -             -
----------------------------------------------------------------------------------------------------------
Recoveries                                                 12           23                -             -
Charge-offs:
      Commercial and industrial                            (5)         (16)               -             -
      Other, primarily other financial
         institutions in 1999                             (19)         (26)               -             -
----------------------------------------------------------------------------------------------------------
Net (charge-offs)                                         (12)         (19)               -             -
----------------------------------------------------------------------------------------------------------
Balance, September 30                                     258          301              134           145
==========================================================================================================

The following table summarizes the period-end information of our allowances for credit losses as of September 30, 2000, June 30, 2000 and December 31, 1999, respectively.

===================================================================================================================================
                                                                                                   ALLOWANCE FOR CREDIT LOSSES ON
                                               ALLOWANCE FOR LOAN LOSSES                                 LENDING COMMITMENTS
-----------------------------------------------------------------------------------------------------------------------------------
                           September 30           June 30         December 31   September 30        June 30            December 31
                                   2000              2000                1999           2000           2000                   1999
-----------------------------------------------------------------------------------------------------------------------------------
Components:
Specific counterparty              $ 71              $ 75                $ 24            $ 6           $ 23                   $ 22
Expected loss                       187               208                 257            128            140                    103
-----------------------------------------------------------------------------------------------------------------------------------
Total allowance                     258               283                 281            134            163                    125
===================================================================================================================================

The specific counterparty component of the allowance for loan losses was $71 million at September 30, 2000, essentially unchanged from June 30, 2000. The specific counterparty component of the allowance for credit losses on lending commitments was $6 million and $23 million at September 30, 2000 and June 30, 2000, respectively. The decrease in the specific counterparty component of the allowance for credit losses on lending commitments was primarily due to the removal of an allocation related to a single North American counterparty in the healthcare industry.

The expected loss component of the allowance for loan losses decreased $21 million to $187 million as of September 30, 2000. The expected loss component of our allowance for credit losses on lending commitments was $128 million as of September 30, 2000 a decrease of $12 million from June 30, 2000. The combined decrease of $33 million of our expected loss components reflects improved credit quality in our portfolio.

CAPITAL
STOCKHOLDERS' EQUITY
At September 30, 2000, stockholders' equity of $12.0 billion included $25 million of net unrealized appreciation on investment securities, net of the related tax benefit of $4 million. This compares with $53 million of net unrealized appreciation at June 30, 2000, net of the related tax liability of $22 million. The net unrealized depreciation on debt investment securities was $29 million at September 30, 2000 compared with a net unrealized depreciation of $55 million at June 30, 2000. The net unrealized appreciation on marketable equity investment securities was $24 million at September 30, 2000, and $114 million at June 30, 2000. The net unrealized appreciation on investment securities held by unconsolidated affiliates was $26 million and $16 million, respectively. Included in the table below are selected ratios based upon stockholders' equity.

                                                    September 30,            June 30,       December 31,          September 30,
Dollars in billions, except share data                     2000                2000               1999                   1999
------------------------------------------------------------------ ------------------- ------------------ ----------------------

Total stockholders' equity                                  $12.0               $11.8              $11.4                 $12.0

Rate of return on average common
  stockholders' equity                                       18.2%              19.6%              18.1%                  15.6%

As percent of period-end total assets:
  Common equity                                               4.0%               4.2%              4.1%                   4.4%
  Total equity                                                4.3%               4.4%              4.4%                   4.7%
Book value per common share                                $62.31              $60.76            $57.83                 $58.42

The firm purchased approximately $383 million of its common stock (2.8 million shares) in the third quarter under its October 1999 authorization to repurchase up to $3 billion of common stock. The purchases for the first nine months of 2000 totaled $1.5 billion (11.8 million shares). In conjunction with the merger announcement, the Board of Directors cancelled the $142 million remaining under the October 1999 authorization to purchase up to $3 billion of J.P. Morgan common stock and terminated its dividend reinvestment plan.

REGULATORY CAPITAL REQUIREMENTS
At September 30, 2000, the capital of J.P. Morgan and Morgan Guaranty Trust Company of New York (Morgan Guaranty) remained well above the minimum standards set by regulators. Further, the capital ratios of J.P. Morgan and Morgan Guaranty exceeded the minimum standards for a well capitalized bank holding company and bank, respectively, at September 30, 2000.

At September 30, 2000, under the Federal Reserve Board market risk capital guidelines for calculation of risk-based capital ratios, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.6% and 12.0%, respectively; the leverage ratio was 4.5%. At December 31, 1999, J.P. Morgan's tier 1 and total risk-based capital ratios were 8.8% and 12.9%, respectively, and the leverage ratio was 4.7%. Refer to note 19 for further information.

Risk-adjusted assets represent the total of all on- and off-balance-sheet exposures adjusted for risk-based factors as prescribed by the Federal Reserve Board. J.P. Morgan's risk-adjusted assets as of September 30, 2000 were $140.8 billion, compared with $140.4 billion at June 30, 2000.

EXPOSURES TO EMERGING COUNTRIES
The following tables present exposures to certain emerging markets based on management's view of total exposure as of September 30, 2000.

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

By type of financial instrument

===============================================================================================================
                                                                 Credit              Total
In billions                              Deriva-  Other out-    deriva-  Commit-    Cross-     Local     Total
September 30, 2000                Loans    tives   standings      tives    ments    border  exposure  exposure
---------------------------------------------------------------------------------------------------------------
China                              $  -     $0.1        $  -      ($0.1)      $-      $  -      $  -      $  -
Hong Kong                           0.2      0.2         0.1       (0.1)       -       0.4       0.1       0.5
Indonesia                           0.1        -         0.1         -         -       0.2         -       0.2
Malaysia                              -        -           -        0.1        -       0.1         -       0.1
Philippines                           -      0.1         0.1         -         -       0.2         -       0.2
Singapore                             -      0.4         0.2         -         -       0.6       0.1       0.7
South Korea                         0.1      0.1         0.7       (0.1)       -       0.8       0.3       1.1
Taiwan                                -        -           -         -         -         -         -         -
Thailand                              -      0.1         0.1         -         -       0.2         -       0.2
Other                                 -        -        (0.1)        -         -      (0.1)      0.2       0.1
---------------------------------------------------------------------------------------------------------------
Total Asia, excluding Japan         0.4      1.0         1.2       (0.2)       -       2.4       0.7       3.1
---------------------------------------------------------------------------------------------------------------

Argentina                             -      0.1         0.5       (0.1)       -       0.5       0.3       0.8
Brazil                              0.1        -         0.2          -        -       0.3       0.8       1.1
Chile                               0.2        -         0.1          -        -       0.3         -       0.3
Colombia                            0.2        -           -          -        -       0.2         -       0.2
Mexico                              0.3      0.2         0.3       (0.2)       -       0.6       0.5       1.1
Other                               0.1        -         0.2          -        -       0.3         -       0.3
---------------------------------------------------------------------------------------------------------------
Total Latin America, excluding
  the Caribbean                     0.9      0.3         1.3       (0.3)       -       2.2       1.6       3.8
---------------------------------------------------------------------------------------------------------------


FORWARD-LOOKING STATEMENTS

Certain sections of our Form 10-Q contain forward-looking statements. We use words such as expect, believe, anticipate, and estimate to identify these statements. In particular, disclosures made in the sections "Financial Highlights" and "Financial Review," contain forward-looking statements. Such statements are based on our current expectations and are subject to the risks and uncertainties as discussed in our 1999 Annual Report, which could cause actual results to differ materially from those currently anticipated. J.P. Morgan claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                                          Three months ended
on a taxable-equivalent basis                       ------------------------------------------------------------------------------
                                                                September 30, 2000                    September 30, 1999
                                                    ------------------------------------------------------------------------------
                                                        Average                    Average     Average                 Average
                                                        balance       Interest      rate       balance     Interest     rate
                                                    ------------------------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.                     $4,199          $ 84       7.96%      $2,520         $ 61       9.60%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                           287             4       5.54          455           10       8.72
    U.S. state and political subdivision                    907            19       8.33        1,322           40      12.00
    Other                                                 3,636            82       8.97       23,349          341       5.79
Debt investment securities in offices
  outside the U.S. (a)                                    1,021             6       2.34        2,190           27       4.89
Trading account assets:
    In offices in the U.S.                               50,799           896       7.02       34,276          587       6.79
    In offices outside the U.S.                          23,721           429       7.19       23,957          383       6.34
Securities purchased under agreements to resell
  and federal funds sold:
    In offices in the U.S.                               31,854           493       6.16       22,184          290       5.19
    In offices outside the U.S.                          10,851           148       5.43       13,013          117       3.57
Securities borrowed,
    mainly in offices in the U.S.                        35,810           584       6.49       37,037          456       4.88
Loans:
    In offices in the U.S.                               17,178           334       7.74        8,062          131       6.45
    In offices outside the U.S.                           8,925           164       7.31       17,964          284       6.27
Other interest-earning assets (b):
    In offices in the U.S.                                4,945            94          *        2,953           39          *
    In offices outside the U.S.                           1,569            29          *          896           33          *
----------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                          195,702         3,366       6.84      190,178        2,799       5.84
Cash and due from banks                                   1,671                                 1,141
Other noninterest-earning assets                         73,052                                64,590
----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                           270,425                               255,909
----------------------------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the three months ended September 30, 2000 and 1999.

(a) For the three months ended September 30, 2000 and 1999, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

---------------------------------------------------------------------------------------------------------------

Dollars in millions,
Interest and average rates                                            Three months ended
on a taxable-equivalent basis                 -----------------------------------------------------------------
                                                  September 30, 2000               September 30, 1999
                                              -----------------------------------------------------------------
                                               Average              Average   Average               Average
                                               balance  Interest     rate     balance    Interest    rate
                                              -----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                       $ 2,842   $   54     7.56%    $ 4,785       $ 68     5.64%
    In offices outside the U.S.                   36,137      460     5.06      43,704        480     4.36
Trading account liabilities:
    In offices in the U.S.                        19,240      314     6.49       7,320        123     6.67
    In offices outside the U.S.                   12,288      220     7.12      14,400        175     4.82
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                      70,132    1,083     6.14      62,583        792     5.02
Commercial paper, mainly in offices
    in the U.S.                                   10,747      182     6.74      12,437        164     5.23
Other interest-bearing liabilities:
    In offices in the U.S.                         7,128      240    13.39       7,758        156     7.98
    In offices outside the U.S.                    5,039       86     6.79       2,726         56     8.15
Long-term debt,
    mainly in offices in the U.S.                 21,714      365     6.69      27,441        380     5.49
---------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               185,267    3,004     6.45     183,154      2,394     5.19
Noninterest-bearing deposits:
    In offices in the U.S.                          751                            899
    In offices outside the U.S.                   1,163                            570
Other noninterest-bearing liabilities            71,520                         59,518
---------------------------------------------------------------------------------------------------------------
Total liabilities                               258,701                        244,141
Stockholders' equity                             11,724                         11,768
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity      270,425                        255,909
Net yield on interest-earning assets                                  0.74                            0.84
---------------------------------------------------------------------------------------------------------------
Net interest earnings                                         362                             405
---------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated


--------------------------------------------------------------------------------------------------------------
Dollars in millions,
Interest and average rates                                             Nine months ended
on a taxable-equivalent basis                -----------------------------------------------------------------
                                                     September 30, 2000               September 30, 1999
                                             -----------------------------------------------------------------
                                               Average               Average   Average              Average
                                               balance    Interest    rate     balance    Interest   rate
                                             -----------------------------------------------------------------
ASSETS
Interest-earning deposits with banks,
  mainly in offices outside the U.S.            $ 4,029     $  237      7.86%   $ 2,574    $  221     11.48%
Debt investment securities in
  offices in the U.S. (a):
    U.S. Treasury                                   295         16      7.24        555        35      8.43
    U.S. state and political subdivision          1,128         93     11.01      1,483       130     11.72
    Other                                         6,086        352      7.73     25,579     1,062      5.56
Debt investment securities in offices
  outside the U.S. (a)                            1,080         27      3.34      2,579        93      4.82
Trading account assets:
    In offices in the U.S.                       44,050      2,352      7.13     31,930     1,482      6.21
    In offices outside the U.S.                  26,033      1,348      6.92     27,055     1,282      6.34
Securities purchased under agreements
  to resell and federal funds sold:
    In offices in the U.S.                       30,359      1,360      5.98     20,793       769      4.94
    In offices outside the U.S.                  11,715        432      4.93     13,415       419      4.18
Securities borrowed,
    mainly in offices in the U.S.                34,918      1,605      6.14     37,889     1,374      4.85
Loans:
    In offices in the U.S.                       16,347        944      7.71      6,829       345      6.75
    In offices outside the U.S.                  10,037        503      6.70     19,529       906      6.20
Other interest-earning assets (b):
    In offices in the U.S.                        4,840        292         *      2,061        82         *
    In offices outside the U.S.                   1,121        109         *        946       110         *
--------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                  192,038      9,670      6.73    193,217     8,310      5.75
Cash and due from banks                           1,222                           1,411
Other noninterest-earning assets                 74,130                          69,381
--------------------------------------------------------------------------------------------------------------
 Total assets                                   267,390                         264,009
--------------------------------------------------------------------------------------------------------------

Interest and average rates applying to the following asset categories have been adjusted to a taxable-equivalent basis: Debt investment securities in offices in the U.S.; Trading account assets in offices in the U.S.; and Loans in offices in the U.S. The applicable tax rate used to determine these adjustments was approximately 41% for the nine months ended September 30, 2000 and 1999.

(a) For the nine months ended September 30, 2000 and 1999, average debt investment securities are computed based on historical amortized cost, excluding the effects of SFAS No. 115 adjustments.

(b) Interest revenue includes the effect of certain off-balance-sheet transactions.

* Not meaningful

CONSOLIDATED AVERAGE BALANCES AND NET INTEREST EARNINGS
J.P. Morgan & Co. Incorporated

------------------------------------------------------------------------------------------------------------

Dollars in millions,
Interest and average rates                                           Nine months ended
on a taxable-equivalent basis                 --------------------------------------------------------------
                                                   September 30, 2000             September 30, 1999
                                              --------------------------------------------------------------
                                               Average             Average   Average             Average
                                               balance  Interest    rate     balance   Interest    rate
                                              --------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
    In offices in the U.S.                     $  3,070    $  164     7.14%   $  7,137   $  269      5.04%
    In offices outside the U.S.                  38,580     1,450     5.02      45,695    1,454      4.25
Trading account liabilities:
    In offices in the U.S.                       15,463       792     6.84       6,870      351      6.83
    In offices outside the U.S.                  12,733       607     6.37      13,949      515      4.94
Securities sold under agreements to
    repurchase and federal funds
    purchased, mainly in offices in
    the U.S.                                     67,139     2,893     5.76      62,322    2,260      4.85
Commercial paper, mainly in offices
    in the U.S.                                  10,608       503     6.33      10,962      418      5.10
Other interest-bearing liabilities:
    In offices in the U.S.                        7,167       669    12.47       8,954      502      7.50
    In offices outside the U.S.                   4,284       247     7.70       3,595      150      5.58
Long-term debt,
    mainly in offices in the U.S.                23,022     1,122     6.51      28,038    1,131      5.39
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              182,066     8,447     6.20    187,522     7,050      5.03
Noninterest-bearing deposits:
    In offices in the U.S.                          906                            896
    In offices outside the U.S.                     860                            601
Other noninterest-bearing liabilities            72,011                         63,350
------------------------------------------------------------------------------------------------------------
Total liabilities                               255,843                        252,369
Stockholders' equity                             11,547                         11,640
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity      267,390                        264,009
Net yield on interest-earning assets                                  0.85                           0.87
------------------------------------------------------------------------------------------------------------
Net interest earnings                                       1,223                         1,260
------------------------------------------------------------------------------------------------------------

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

The following table shows each country where cross-border and local outstandings exceed 0.75% of total assets, as of September 30, 2000.

                                                                                                                            Total
                                                                                                                             out-
                                                                                                                        standings
                                                                Net local        Total         % of                           and
In millions                            Govern-                       out-         out-        total        Commit-        commit-
September 30, 2000            Banks      ments     Other(a)     standings    standings       assets       ments(b)          ments
----------------------------------------------------------------------------------------------------------------------------------
Germany                      $7,732    $17,745     $ 3,723      $  -           $29,200       10.37%         $5,642      $34,842
United Kingdom                5,607        444      13,038         -            19,089        6.78           9,503       28,592
Netherlands                   5,773      3,549       4,524         -            13,846        4.92           3,980       17,826
France                        5,787      3,439       3,319         -            12,545        4.45           4,629       17,174
Italy                         1,863      5,993       2,665         -            10,521        3.74           2,930       13,451
Japan                         1,492        635       3,735         -             5,862        2.08           3,390        9,252
Switzerland                   1,478        185       2,688       331             4,682        1.66           1,178        5,860
Spain                           290        903       2,110       185             3,488        1.24           1,998        5,486
Luxembourg                      935          7       1,982         -             2,924        1.04             338        3,262
Canada                          418      1,175         590       168             2,351        0.83           2,716        5,067
South Africa                    476      1,075         322       288             2,161        0.77              61        2,222
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes nonbank financial institutions and commercial and industrial entities.
(b) In accordance with FFIEC requirements, commitments also include notional amounts related to credit derivatives where we have provided (sold) protection. These amounts are not reduced for protection that we have purchased.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

        12.   Statement re computation of ratios (incorporated by reference to exhibit 12 to J.P. Morgan's report on Form 8-K, dated October 18,
              2000)

        27.   Financial data schedule

  (b)   Reports on Form 8-K

       The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000:

       September 19, 2000 (Items 5 and 7)
       Reported the announced merger between The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated.

       July 13, 2000 (Items 5 and 7)
       Reported the issuance by J.P. Morgan of a press release announcing its earnings for the three month period ended June 30, 2000.

       July 11, 2000 (Items 5 and 7)
       Reported the issuance of a press release announcing restated segment results, reflecting recent management reporting changes, for the first quarter of 2000, for each of the four quarters of 1999 and 1998, and the full years 1999, 1998, 1997, and 1996.

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


DATE: November 14, 2000